Form 10-Q
period 1994-06-30
MARTEN TRANSPORT LTD
filed 1994-08-09
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                          June 30, 1994

Commission File Number:                                     0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                            39-1140809
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

129 Marten Street, Mondovi, Wisconsin                             54755
- - -------------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       -----

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,929,950 as of June 30, 1994.
This report consists of nine (9) pages.
There are no exhibits.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,    December 31,
                                                        1994          1993
                                                      --------     -------------
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . . .    $ 3,413,322    $ 5,339,300
     Receivables . . . . . . . . . . . . . . . .     14,114,153     15,212,725
     Prepaid expenses. . . . . . . . . . . . . .      3,657,820      4,626,371
     Deferred income taxes . . . . . . . . . . .      2,238,651      1,909,935
                                                     ----------     ----------

         Total current assets. . . . . . . . . .     23,423,946     27,088,331

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . . .    111,045,575    105,271,774
     Accumulated depreciation and
       amortization. . . . . . . . . . . . . . .    (36,719,916)   (35,708,945)
                                                   ------------   ------------

         Net property and equipment. . . . . . .     74,325,659     69,562,829

  Other assets . . . . . . . . . . . . . . . . .        132,944        125,130
                                                    -----------    -----------

                TOTAL ASSETS . . . . . . . . . .    $97,882,549    $96,776,290
                                                    -----------    -----------
                                                    -----------    -----------


LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Current maturities of long-term debt
       and capital leases. . . . . . . . . . . .    $14,499,389    $15,152,977
     Other current liabilities . . . . . . . . .     19,142,355     15,635,511
                                                    -----------    -----------

         Total current liabilities . . . . . . .     33,641,744     30,788,488


  Long-term debt and capital leases,
     less current maturities . . . . . . . . . .     22,687,229     21,117,376
  Deferred income taxes. . . . . . . . . . . . .     11,882,346     10,140,935
                                                    -----------    -----------

         Total liabilities . . . . . . . . . . .     68,211,319     62,046,799

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       2,929,950 and 3,429,950 shares issued
       and outstanding . . . . . . . . . . . . .         29,300         34,300
     Additional paid-in capital. . . . . . . . .      9,281,210     10,865,010
     Retained earnings . . . . . . . . . . . . .     20,360,720     23,830,181
                                                    -----------    -----------

         Total shareholders'
         investment. . . . . . . . . . . . . . .     29,671,230     34,729,491
                                                    -----------    -----------

                TOTAL LIABILITIES AND
                SHAREHOLDERS' INVESTMENT . . . .    $97,882,549    $96,776,290
                                                    -----------    -----------
                                                    -----------    -----------


The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                Three Months                  Six Months
                                               Ended June 30,               Ended June 30,
                                            1994           1993           1994           1993
                                            ----           ----           ----           ----
OPERATING REVENUE. . . . . . . . . .     $30,483,271    $28,260,023    $59,703,312    $54,103,753

OPERATING EXPENSES:
  Salaries, wages and benefits . . . .    11,075,655     10,130,798     21,972,851     19,770,523
  Purchased transportation . . . . . .     1,358,326        909,238      2,648,449      1,677,014
  Fuel and fuel taxes. . . . . . . . .     5,482,285      5,343,807     11,021,875     10,446,106
  Supplies and maintenance . . . . . .     3,031,404      2,745,383      5,989,230      5,216,154
  Depreciation and amortization. . . .     3,227,134      3,085,081      6,331,281      6,073,238
  Operating taxes and licenses . . . .       650,276        625,003      1,268,385      1,235,646
  Insurance and claims . . . . . . . .     1,387,043      1,310,128      2,750,271      2,588,746
  Communications and utilities . . . .       404,075        321,411        784,953        543,992
  Gain on disposition of revenue
        equipment. . . . . . . . . . .      (614,525)      (390,650)    (1,129,517)      (732,716)
  Other. . . . . . . . . . . . . . . .     1,047,060        998,204      2,065,198      1,957,136
                                         -----------    -----------    -----------    -----------

        Total operating expenses . . .    27,048,733     25,078,403     53,702,976     48,775,839
                                         -----------    -----------    -----------    -----------

OPERATING INCOME . . . . . . . . . . .     3,434,538      3,181,620      6,000,336      5,327,914

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . .       571,003        614,796      1,173,628      1,249,601
  Interest income and other. . . . . .       (40,007)       (36,446)       (76,190)       (81,728)
                                         -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES . . . . . .     2,903,542      2,603,270      4,902,898      4,160,041

PROVISION FOR INCOME TAXES . . . . . .     1,161,417      1,041,308      1,961,159      1,664,016
                                         -----------    -----------    -----------    -----------

NET INCOME . . . . . . . . . . . . . .   $ 1,742,125    $ 1,561,962    $ 2,941,739    $ 2,496,025
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . .   $      0.51    $      0.45    $      0.86    $      0.72
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------

Weighted average common and common
  equivalent shares outstanding. . . .     3,404,287      3,459,852      3,431,736      3,458,217
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months
                                                            Ended June 30,
                                                          1994          1993
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . . .    $ 2,941,739   $ 2,496,025
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
         Depreciation and amortization . . . . . .      6,331,281     6,073,238
         Gain on disposition of revenue
           equipment . . . . . . . . . . . . . . .     (1,129,517)     (732,716)
         Deferred tax provision. . . . . . . . . .      1,412,695       633,990
         Changes in other current
           operating items . . . . . . . . . . . .      5,573,967        24,160
                                                      -----------   -----------
             Net cash provided by
               operating activities. . . . . . . .     15,130,165     8,494,697
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . . .     (9,479,174)  (12,901,921)
    Building and land, office equipment,
      and other additions, net . . . . . . . . . .       (485,420)     (983,192)
  Net change in other assets . . . . . . . . . . .         (7,814)      (12,887)
                                                      -----------   -----------
             Net cash used for investing
               activities. . . . . . . . . . . . .     (9,972,408)  (13,898,000)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . . . . .     10,060,524    12,056,486
  Repayment of long-term borrowings. . . . . . . .     (9,144,259)   (6,576,291)
  Common stock repurchased . . . . . . . . . . . .     (8,000,000)            -
                                                      -----------   -----------
             Net cash provided by (used for)
               financing activities. . . . . . . .     (7,083,735)    5,480,195
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . .     (1,925,978)       76,892

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . .      5,339,300     5,875,318
                                                      -----------   -----------
  End of period. . . . . . . . . . . . . . . . . .    $ 3,413,322   $ 5,952,210
                                                      -----------   -----------
                                                      -----------   -----------

CASH PAID FOR:
  Interest . . . . . . . . . . . . . . . . . . . .    $ 1,211,508   $ 1,232,123
                                                      -----------   -----------
                                                      -----------   -----------
  Income taxes . . . . . . . . . . . . . . . . . .    $    68,331   $ 1,161,734
                                                      -----------   -----------
                                                      -----------   -----------


The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation as of June 30, 1994. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Common Stock Repurchase

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, on June 21, 1994, for $16 per share. The shares have been retired, reducing shareholders' investment by $8 million.

(3)  Reclassifications

Certain amounts in the 1993 financial statements have been reclassified to be consistent with the 1994 presentation. These reclassifications do not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue of $30.5 million for the second quarter of 1994 increased 7.9 percent over $28.3 million for the same period last year. For the six months ended June 30, 1994, operating revenue was $59.7 million, a 10.4 percent increase over $54.1 million for the same period in 1993. These increases were primarily the result of transporting additional freight resulting from continued customer demand and a moderate increase in the size of the Company's fleet. Average freight rates increased slightly during the second quarter of 1994. Management anticipates that customer demand will remain strong in 1994, causing operating revenue to exceed 1993 levels.

Operating expenses as a percent of revenue for the second quarter of 1994 were
88.7 percent, which equalled the ratio for the same period a year ago. This ratio for the first six months of 1994 was 90.0 percent, compared with 90.2 percent for the first half of 1993. The transportation of additional freight combined with an increase in the Company's fleet caused all expense categories to increase. Purchased transportation expense was also impacted by an increase in the number of independent contractor-owned vehicles in 1994. Gains on the disposition of revenue equipment in 1994 increased from 1993 levels due to continued market demand for used equipment and additional revenue equipment trades. Disposals of revenue equipment in 1993 and 1994 were in accordance with Marten's planned equipment replacement program. Gains on the planned replacement of revenue equipment are expected to total $1.6 million to $2.0 million in 1994. Management expects operating expenses, as a percentage of operating revenue, to remain at current levels for the remainder of 1994.

Interest expense during the three months ended June 30, 1994, decreased 7.1 percent from the same period in 1993. For the first six months of 1994, interest expense decreased 6.1 percent from 1993. These decreases are a result of lower interest rates. Management expects interest expense to increase during the remainder of 1994 due to an increase in long-term debt and an expected rise in interest rates.

For the second quarter, 1994, the Company recorded net income of $1,742,125, or 51 cents per share, compared with $1,561,962, or 45 cents per share for the same period of 1993. For the six months ended June 30, 1994, the Company recorded net income of $2,941,739, or 86 cents per share, compared with $2,496,025, or 72 cents per share in 1993. The improvement in net income results from continued growth of revenue and management's control of expenses.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to replace and increase its fleet with new, more efficient revenue equipment during the first half of 1994. These expenditures were funded using cash flow from operations and long-term debt collateralized by the new equipment.

Historically, cash flow from operations has funded working capital requirements. Cash generated from operations has been adequate, despite a working capital deficit, due to Marten's operating profits, short turnover in accounts receivable and cash management practices. The working capital deficit at June 30, 1994, increased to $10.2 million from $3.7 million at December 31, 1993. This increase primarily resulted from reduced cash balances and an increase in accounts payable and expense accruals. Marten has not used short-term borrowings to meet working capital needs and does not anticipate the use of short-term borrowings in 1994. Management believes the Company's liquidity is adequate to meet anticipated near-term operating requirements.

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, for $16 per share, during the second quarter of 1994. The Company has retired these shares, reducing shareholders' investment by $8 million. The repurchase was funded using cash reserves and long-term debt.

The Company is committed to purchase an additional $19 million of new revenue equipment, net of trade-in allowances, during the remainder of 1994 and 1995.

                           PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings:

          None


ITEM 2.   Change in Securities:

          None


ITEM 3.   Defaults Upon Senior Securities:

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders:

          None


ITEM 5.   Other Information:

          None


ITEM 6.   Exhibits and Reports on Form 8-K:

          a)   Exhibits:

               None

          b)   Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  August 9, 1994             By:  ___________________________________
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)