Form 10-Q
period 1994-09-30
MARTEN TRANSPORT LTD
filed 1994-11-14
CIK 799167

                                                         This report consists of
                                                         nine (9) pages.  There
                                                         are no Exhibits.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                            September 30, 1994

Commission File Number:                                       0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                       39-1140809
           --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

129 Marten Street, Mondovi, Wisconsin                        54755
- - - -------------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       -----

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,929,950 as of September 30, 1994.

                         PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                       1994             1993
                                                    ------------    -----------
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . .      $  3,327,776    $ 5,339,300
     Receivables . . . . . . . . . . . . . . .        15,027,665     15,212,725
     Prepaid expenses. . . . . . . . . . . . .         3,553,420      4,626,371
     Deferred income taxes . . . . . . . . . .         2,438,951      1,909,935
                                                    ------------    -----------
        Total current assets . . . . . . . . .        24,347,812     27,088,331

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . .       114,128,942    105,271,774
     Accumulated depreciation and
       amortization. . . . . . . . . . . . . .       (38,308,624)   (35,708,945)
                                                    ------------     ----------

         Net property and equipment. . . . . .        75,820,318     69,562,829

  Other assets . . . . . . . . . . . . . . . .           136,495        125,130
                                                    ------------    -----------
             TOTAL ASSETS. . . . . . . . . . .      $100,304,625    $96,776,290
                                                    ------------    -----------
                                                    ------------    -----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Current maturities of long-term debt
       and capital leases. . . . . . . . . . .      $ 14,948,587    $15,152,977
  Other current liabilities. . . . . . . . . .        17,297,209     15,635,511
                                                    ------------    -----------

         Total current liabilities . . . . . .        32,245,796     30,788,488

  Long-term debt and capital leases,
     less current maturities . . . . . . . . .        23,655,751     21,117,376
  Deferred income taxes. . . . . . . . . . . .        12,943,457     10,140,935
                                                    ------------    -----------

         Total liabilities . . . . . . . . . .        68,845,004     62,046,799

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       2,929,950 and 3,429,950 shares issued
       and outstanding . . . . . . . . . . . .            29,300         34,300
     Additional paid-in capital. . . . . . . .         9,281,210     10,865,010
     Retained earnings . . . . . . . . . . . .        22,149,111     23,830,181
                                                    ------------    -----------

         Total shareholders'
         investment. . . . . . . . . . . . . .        31,459,621     34,729,491
                                                    ------------    -----------

             TOTAL LIABILITIES AND
             SHAREHOLDERS' INVESTMENT. . . . .      $100,304,625    $96,776,290
                                                    ------------    -----------
                                                    ------------    -----------

The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months                      Nine Months
                                                Ended September 30,              Ended September 30,
                                                1994           1993             1994            1993
                                                ----           ----             ----            ----
OPERATING REVENUE. . . . . . . . . . .      $31,442,613     $29,079,457     $91,145,925     $83,183,210

OPERATING EXPENSES:
  Salaries, wages and benefits . . . .       11,512,377      10,480,669      33,485,228      30,251,192
  Purchased transportation . . . . . .        1,309,246       1,101,050       3,957,695       2,778,064
  Fuel and fuel taxes. . . . . . . . .        5,744,327       5,198,733      16,766,202      15,644,839
  Supplies and maintenance . . . . . .        3,098,738       2,779,025       9,087,968       7,995,179
  Depreciation and amortization. . . .        2,966,095       3,189,464       9,297,376       9,262,702
  Operating taxes and licenses . . . .          702,620         626,603       1,971,005       1,862,249
  Insurance and claims . . . . . . . .        1,380,895       1,303,625       4,131,166       3,892,371
  Communications and utilities . . . .          385,517         319,944       1,170,470         863,936
  Gain on disposition of revenue
     equipment . . . . . . . . . . . .         (514,128)       (397,380)     (1,643,645)     (1,130,096)
  Other  . . . . . . . . . . . . . . .        1,212,905         979,220       3,278,103       2,936,356
                                            -----------     -----------     -----------     -----------

        Total operating expenses . . .       27,798,592      25,580,953      81,501,568      74,356,792
                                            -----------     -----------     -----------     -----------

OPERATING INCOME . . . . . . . . . . .        3,644,021       3,498,504       9,644,357       8,826,418

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . .          691,863         627,371       1,865,491       1,876,972
  Interest income and other. . . . . .          (28,494)        (62,921)       (104,684)       (144,649)
                                            -----------     -----------     -----------     -----------

INCOME BEFORE ITEMS BELOW. . . . . . .        2,980,652       2,934,054       7,883,550       7,094,095

PROVISION FOR INCOME TAXES . . . . . .        1,192,261       1,173,622       3,153,420       2,837,638
                                            -----------     -----------     -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM . . .        1,788,391       1,760,432       4,730,130       4,256,457

EXTRAORDINARY ITEM-PROCEEDS OF
  LIFE INSURANCE POLICY. . . . . . . .                -         883,284               -         883,284
                                            -----------     -----------     -----------     -----------

NET INCOME . . . . . . . . . . . . . .      $ 1,788,391     $ 2,643,716     $ 4,730,130     $ 5,139,741
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE DATA:
     Income before
        extraordinary item . . . . . .      $      0.60     $      0.51     $      1.45     $      1.23
     Extraordinary item. . . . . . . .                -            0.26               -            0.26
                                            -----------     -----------     -----------     -----------
     Net income. . . . . . . . . . . .      $      0.60     $      0.77     $      1.45     $      1.49
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------

Weighted average common and common
  equivalent shares outstanding. . . .        2,959,911       3,462,006       3,273,231       3,459,211
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------

The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                          1994            1993
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Income before extraordinary item . . . . . . .     $ 4,730,130     $ 4,256,457
    Adjustments to reconcile income
      before extraordinary item to net
      cash flows from operating
      activities:
        Depreciation and amortization. . . . . . .       9,297,376       9,262,702
        Gain on disposition of revenue
          equipment. . . . . . . . . . . . . . . .      (1,643,645)     (1,130,096)
        Deferred tax provision . . . . . . . . . .       2,273,506       1,081,140
        Changes in other current
          operating items. . . . . . . . . . . . .       2,919,709        (713,888)
                                                       -----------     -----------
            Net cash provided by
              operating activities
              before extraordinary item. . . . . .      17,577,076      12,756,315

  Extraordinary item . . . . . . . . . . . . . . .               -         883,284
                                                       -----------     -----------
            Net cash provided by
              operating activities . . . . . . . .      17,577,076      13,639,599
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . . .     (13,199,756)    (15,557,225)
    Building and land, office equipment,
      and other additions, net . . . . . . . . . .        (711,464)     (1,172,543)
  Net change in other assets . . . . . . . . . . .         (11,365)         97,826
                                                       -----------     -----------
            Net cash used for investing
              activities . . . . . . . . . . . . .     (13,922,585)    (16,631,942)
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . . . . .      15,338,277      13,133,096
  Repayment of long-term borrowings. . . . . . . .     (13,004,292)    (10,282,466)
  Common stock repurchased . . . . . . . . . . . .      (8,000,000)              -
                                                       -----------     -----------
            Net cash provided by (used for)
              financing activities . . . . . . . .      (5,666,015)      2,850,630
                                                       -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .      (2,011,524)       (141,713)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . .       5,339,300       5,875,318
                                                       -----------     -----------
  End of period. . . . . . . . . . . . . . . . . .     $ 3,327,776     $ 5,733,605
                                                       -----------     -----------
                                                       -----------     -----------

CASH PAID FOR:
  Interest     . . . . . . . . . . . . . . . . . .     $ 1,884,965     $ 1,872,068
                                                       -----------     -----------
                                                       -----------     -----------

  Income taxes . . . . . . . . . . . . . . . . . .     $   604,673     $ 2,018,305
                                                       -----------     -----------
                                                       -----------     -----------

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation as of September 30, 1994. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Change in Estimated Salvage Value

The Company changed the estimated salvage value of certain revenue equipment effective January 1, 1994, to reflect the continued market demand for used equipment. The change resulted in a decrease in depreciation expense of $405,000 for the nine months ended September 30, 1994. The effect of this change in estimate was recorded in the three months ended September 30, 1994, which increased net income by $243,000, or $0.08 per share, of which $0.05 per share related to the six months ended June 30, 1994.

(3)  Common Stock Repurchase

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, on June 21, 1994, for $16 per share. The shares have been retired, reducing shareholders' investment by $8 million.

(4)  Reclassifications

Certain amounts in the 1993 financial statements have been reclassified to be consistent with the 1994 presentation. These reclassifications do not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue of $31.4 million for the third quarter of 1994 increased 8.1 percent over $29.1 million for the same period last year. Operating revenue in the first nine months of 1994 was $91.1 million, an increase of 9.6 percent over $83.2 million for the same period in 1993. The primary reason for these increases was continued customer demand resulting in the transportation of additional freight. Loaded miles traveled in 1994 increased 8.8 percent over 1993. Average freight rates increased slightly in 1994 causing the remainder of the revenue increase. Management anticipates that customer demand will remain strong in 1994, causing operating revenue to exceed 1993 levels.

Operating expenses for the quarter ended September 30, 1994 were 88.4 percent of operating revenue compared with 88.0 percent for the same period in 1993. The ratio for the first nine months of 1994 was 89.4 percent, equalling the ratio in 1993. Most expense categories increased in 1994 due to the transportation of additional freight and an increase in the Company's fleet. Depreciation and amortization expense was reduced by $405,000 during the 1994 third quarter due to a change, effective January 1, 1994, in estimate of the salvage value of certain revenue equipment. Of this amount, $263,000 was attributable to the cumulative effects of the change for the six months ended June 30, 1994. This change was in response to increased market prices for used equipment. As a result of this change, net income increased during the third quarter and first nine months by $243,000, or $0.08 per share. In addition, salaries, wages and benefits expense increased in the third quarter of 1994 due to driver wage increases. Fuel expense also increased during the 1994 third quarter when compared with the same period last year due to higher diesel fuel prices. Management expects operating expenses, as a percentage of revenue, to remain at current levels for the remainder of 1994.

Interest expense for the three months ended September 30, 1994, increased 10.3 percent over the same period in 1993. Interest expense during the first nine months of 1994 remained at 1993 levels. The increase during the third quarter resulted from increased interest rates and additional long-term borrowings associated with revenue equipment purchases and the second quarter stock repurchase. Management expects interest expense to increase during the remainder of 1994 due to an increase in long-term debt and a rise in interest rates.

The Company recorded net income of $1,788,391, or 60 cents per share, for the third quarter of 1994. This compares with net income in the 1993 third quarter of $2,643,716, which includes $883,284 in net proceeds of a life insurance policy for the Company's former Chairman and Chief Executive Officer. For the nine months ended September 30, 1994, the Company recorded net income of $4,730,130, or $1.45 per share, compared with $5,139,741, or $1.49 per share, in 1993.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to replace and increase its fleet with new, more efficient revenue equipment during the first nine months of 1994. These expenditures were funded using cash flow from operations and long-term debt collateralized by the new equipment.

Historically, cash generated from operations has been adequate to fund Marten's working capital requirements. Cash flow from operations has been adequate, despite a working capital deficit, due to the Company's operating profits, short turnover in accounts receivable and cash management practices. Marten's working capital deficit at September 30, 1994 increased to $7.9 million from $3.7 million at December 31, 1993. The primary reasons for this increase were reduced cash balances, amortization of prepaid expenses and an increase in accounts payable and expense accruals. Marten has not used short-term borrowings to meet working capital needs and does not anticipate the use of short-term borrowings in 1994. Management believes the Company's liquidity is adequate to meet anticipated near-term operating requirements.

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, for $16 per share, during the second quarter of 1994. The Company has retired these shares, reducing shareholders' investment by $8 million. The repurchase was funded using cash reserves and long-term debt. The retirement of these shares caused third quarter earnings per share to increase 8 cents per share.

The Company is committed to purchase an additional $20 million of new revenue equipment, net of trade-in allowances, during the remainder of 1994 and 1995.

                           PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings:

          None


ITEM 2.   Change in Securities:

          None


ITEM 3.   Defaults Upon Senior Securities:

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders:

          None


ITEM 5.   Other Information:

          None


ITEM 6.   Exhibits and Reports on Form 8-K:

          a)   Exhibits:

               None

          b)   Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  November 11, 1994          By:
                                        ---------------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  November 11, 1994          By:        /s/ Darrell D. Rubel
                                        ---------------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)