Form 10-Q/A
period 1994-09-30
MARTEN TRANSPORT LTD
filed 1994-12-21
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q/A

                               Amendment No. 1 to
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Item 6.  Exhibits and Reports on Form 8-K:

       a)    Exhibits:

             Exhibit 27.1 -- Financial Data Schedule

       b)    Reports on Form 8-K:

             No reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  December 21, 1994          By:        /s/ Darrell D. Rubel
                                        ---------------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                                Exhibit Index

     Item No.          Item                              Method of Filing
     --------          ----                              ----------------

       27.1            Financial Data Schedule           Filed herewith