Form 10-K
MARTEN TRANSPORT LTD
filed 1995-03-30
CIK 799167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year     Commission file number:
         ended:
   DECEMBER 31, 1994              0-15010

                            ------------------------

                             MARTEN TRANSPORT, LTD.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                            39-1140809
      (State of Incorporation)          (I.R.S. Employer Identification
                                                     No.)

          129 MARTEN STREET                          54755
         MONDOVI, WISCONSIN                       (Zip Code)
   (Address of Principal Executive
              Offices)

              Registrant's telephone number, including area code:
                                 (715) 926-4216

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 1, 1995, 2,929,950 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding shares owned beneficially by officers and directors was approximately $21,810,975.

    Part II  of  this Annual  Report  on  Form 10-K  incorporates  by  reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 2, 1995 (the "1995 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Marten Transport, Ltd. ("the Company") is a long-haul truckload carrier providing protective service transportation, which is temperature controlled or insulated carriage of temperature sensitive materials and general commodities and carriage of time sensitive freight, pursuant to operating authority, both contract and common, granted by the Interstate Commerce Commission ("ICC"). The Company believes that the common carrier truckload market continues to expand as shippers increasingly utilize common carriage to gain cost efficiencies and more effectively use resources. Shippers are also consolidating their distribution facilities which has led to consolidation in the number of carriers used.

     As of December 31, 1994, the Company operated a fleet consisting of 965 tractors and 1,253 trailers (all of which are protective service trailers). Of the total fleet, 909 tractors were Company-owned and 56 tractors and 3 trailers were leased from independent contractors who also provide the services of a driver satisfactory to the Company. As of December 31, 1994, the Company had 1,206 employees, including 976 drivers, none of whom is represented by a collective bargaining unit.

     The Company was organized under Wisconsin law in 1970 as a successor to a sole proprietorship operated by Roger R. Marten since 1946. In 1988, the Company reincorporated under Delaware law. The Company's executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755, and its telephone number is (715) 926-4216.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Since its inception, the Company's revenue, operating profits and assets have been attributable primarily to one business segment--long-haul truckload carriage of temperature and time sensitive materials and general commodities.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     The Company specializes in protective service transportation of foods, chemicals and other products that require temperature controlled or insulated carriage. The Company also provides carriage of dry freight for customers requiring the special services the Company offers. In 1994, the Company derived approximately 78% of its revenue from hauling products requiring protective service and 22% of its revenue from hauling dry freight. Most of the Company's dry freight loads require special services the Company offers or permit the Company to position its equipment for hauling protective service loads. The specialized transportation services offered by the Company include:

     -    dependable, late model tractors which allow timely deliveries

     -    late model temperature controlled trailers

     -    scheduled pickups and deliveries

     -    assistance in loading and unloading

     - the availability of extra trailers that can be placed for the convenience of customers

     - sufficient equipment to respond promptly to customers' varying requirements

     - an on-line computer system which allows customers to obtain information regarding the status of deliveries

MARKETING AND CUSTOMERS

     Senior management and marketing personnel seek customers whose products require protective or other specialized services and who ship multiple truckloads per week. To minimize empty miles, the Company places special emphasis on soliciting customers whose shipping requirements allow the Company to balance the number of load originations and terminations in any given area.

     A key element of the Company's emphasis on service is its strong commitment to accommodating the individualized requirements of its customers. The Company has developed an electronic data interface ("EDI") system, through which the Company can provide its customers with current information regarding the location and status of shipments in transit. This system also allows customers to place orders for their transportation needs and allows the Company to bill customers directly. In 1993, the Company implemented a satellite tracking system that enhances monitoring of truck and shipment locations.

     The Company maintains marketing offices in its Wisconsin headquarters, as well as other selected locations throughout the United States. Marketing personnel travel in their assigned regions to solicit new customers and maintain contact with existing customers. Once a customer relationship is established, the primary Company contact is one of the Company's customer service managers. Working from the Company's terminal in Mondovi, Wisconsin, the customer service managers regularly contact existing customers to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby following a completed haul. Each customer service manager is assigned to particular customers and is responsible for monitoring overall transportation and service requirements as well as freight movements for each assigned customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining a low average empty mile factor of 6.7% in 1994.

     The Company's Vice President of Sales is responsible for the development of new business, particularly in the area of protective service transportation. To further this goal, the Company maintains an incentive program for the sales force. The program rewards salespeople for meeting or exceeding defined objectives within their respective regions.

     The Company sets its own freight rates instead of using those published by tariff publishing bureaus. This allows the Company to offer rates that are more responsive to market conditions and the level of service required by a particular customer. The Company's rate structure is designed to compensate the Company for the cost of protective service revenue equipment as well as hauling loads into areas that generate empty miles.

     The Company derived approximately 12 percent of its revenue from a single customer in 1994, 14 percent in 1993 and 13 percent in 1992.

OPERATIONS

     The Company's operations are designed for efficient use of equipment while maintaining the emphasis placed on providing individualized service to customers. The Company's computer system provides real-time, on-line information to track shipments and increase equipment utilization as well as to assist management in long-range planning and trend analysis.

     The Company maintains its dispatch operations in its Mondovi, Wisconsin, headquarters. The customer service managers are assigned to particular customers and regions and work closely with the Company's fleet managers, marketing personnel and drivers. Loads are assigned to drivers by load planners. Loads are then dispatched by fleet managers who are assigned a group of drivers regardless of load destination. Once a load has been dispatched, a fleet manager is responsible for its proper and efficient delivery and tracks the status and location of that load through daily contact with drivers. Customer service managers coordinate with the Company's marketing personnel to match customer needs with Company capacity and location of revenue equipment. Each driver is monitored daily on his/her location, load temperature and any problems by the appropriate fleet manager. This information, along with information concerning available loads, is constantly updated on the Company's computer system. Computer-generated information is used to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

     The Company's primary traffic lanes are between the Midwest and the West Coast, Pacific Northwest, Southwest, Southeast, East Coast and within California. The average length of a trip (one-way) was 1,132 miles during 1994, 1,143 miles during 1993 and 1,162 miles during 1992. The Company's loads generally move from origin directly to destination, thus eliminating any need for freight terminals. Due to the significant number of loads originating in the Los Angeles area and the size of the Company's western operations, the Company operates a maintenance facility in Ontario, California. The Company also maintains smaller maintenance facilities in Jonesboro, Georgia, and Aurora, Oregon.

     In order to reduce fuel costs, the Company has agreements with various fuel distributors which enable drivers to purchase fuel at a discount while in transit. The Company also purchases fuel in bulk at its Mondovi and Ontario facilities.

DRIVERS

     As of December 31, 1994, the Company employed 976 drivers and had contracts with independent contractors for the services of 56 tractors that provide both a tractor and a qualified driver for the Company's exclusive use. The Company recruits drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1994, was 1 to 1. None of the Company's drivers is represented by a collective bargaining unit. The Company's turnover of drivers was approximately 59% in 1994, which the Company believes is better than the industry average.

     Drivers, including independent contractors, are selected in accordance with specific Company guidelines relating to safety records, driving experience and personal evaluations. Once selected, a driver is trained in all phases of Company policies and operations as well as safety techniques and fuel-efficient operation of the equipment. In addition, all new drivers must pass a road test prior to assignment to a vehicle. Recognizing the importance of driver contact while on the road for extended periods, the Company maintains a toll-free number and a staff of fleet managers to provide timely communication and driver support. To enhance this communication and support, the Company implemented a satellite tracking system in 1993.

     To retain qualified drivers and promote safe operations, the Company purchases premium quality tractors and equips them with optional comfort and safety features, including air ride suspension, air conditioning, high-quality interiors, power steering, engine brakes and double sleeper cabs. The Company maintains stringent screening, training and testing procedures for its drivers to reduce the potential for accidents and the corresponding cost of insurance and claims.

     Company-employed drivers receive a fixed rate per mile which is increased based on the driver's length of service. Drivers are also eligible for bonuses based upon safe, efficient driving. The Company believes that its compensation program provides an important incentive to attract and retain qualified drivers.

     The Company compensates independent contractors on the basis of a fixed rate per mile or a percentage of revenue from loads hauled. Independent contractors pay their own fuel, insurance, maintenance and repairs and other expenses.

REVENUE EQUIPMENT

     The Company's policy is to purchase tractors and trailers manufactured to Company specifications. The Company's tractors are generally manufactured by Kenworth, a subsidiary of PACCAR, Inc., and Freightliner. Most of the Company's tractors are equipped with 365-horsepower Detroit Diesel engines, which are designed to enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by the Company's equipment, such as mountainous terrain and maximum weight loads. Most of the Company's single van trailers are manufactured by Utility or Great Dane and are equipped with Thermo-King cooling and heating equipment. The current cost of a temperature-controlled, protective service trailer is approximately $38,000.
Standardization of equipment enables the Company to simplify driver training, control the cost of spare parts inventory, enhance its preventive maintenance program and increase fuel economy.

     The following table shows the type and age of equipment owned by the Company as of December 31, 1994:

     Model year               Tractors       Single van trailers
     ----------               --------       -------------------

       1995                      120                     94
       1994                      185                    245
       1993                      293                    280
       1992                      131                    109
       1991                      179                    145
       1990                        1                      4
       1989                       --                    241
       1988                       --                    132
                                 ___                  _____

       Total                     909                  1,250
                                 ===                  =====

     The 1,250 single van refrigerated trailers are 48 feet long by 102 inches wide with a minimum of 102 inches of inside height.

     The Company's policy is to replace its tractors and trailers based on factors such as age, the market for used equipment and improvements in technology and fuel efficiency. The Company believes that this policy has resulted in one of the most modern fleets among carriers of comparable size. During 1994, 87 tractors and 78 trailers were added, net of equipment trades. In 1995, the Company plans to purchase 304 additional tractors (for which 208 tractors will be traded) and 300 additional trailers (for which 158 trailers will be traded).

     The Company has a comprehensive maintenance program for its Company-owned tractors and trailers to minimize equipment downtime and enhance resale value. Inspections, repairs and maintenance are performed regularly at the Company's facilities in Mondovi, Wisconsin; Ontario, California; Jonesboro, Georgia; and Aurora, Oregon; and at independent contract maintenance facilities in the Company's service territory. The Company's tractors and trailers are washed regularly to enhance appearance and prolong equipment life.

EMPLOYEES

     As of December 31, 1994, the Company employed 1,206 people, of whom 976 were drivers, 83 were mechanics and maintenance personnel and 147 were support personnel, including management and administration. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

COMPETITION

     The trucking industry is highly competitive. The Company competes primarily with other protective service truckload carriers and with private carriage fleets. For freight that does not require protective service trailers, the Company also competes with dry freight truckload carriers and to a lesser extent with railroads. The Company competes primarily on the basis of its quality of service and its ability to provide protective service and other specialized services. Several other truckload carriers offering protective service have substantially greater financial resources than the Company, own more equipment and carry a larger volume of freight than the Company.

REGULATION

     The Company is a motor common and contract carrier regulated by the ICC and various state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 (the "MCA") substantially increased competition among motor carriers and limited the level of regulation in the industry. The MCA enables applicants to obtain ICC operating authority more easily and allows interstate motor carriers such as the Company to change their rates without ICC approval. The law also allows for the removal of many route and commodity restrictions on the transportation of freight.

     The Trucking Industry Regulatory Reform Act of 1994 (the "TIRRA") has further increased industry competition and limited industry regulation. The TIRRA repeals tariff filing for individually determined rates; simplifies the granting of ICC operating authority; and pre-empts price, route, and service regulation by the states.

     Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation governing interstate operations. Such matters as weight and dimensions of equipment are also subject to federal and state regulations.

     The Company also has operating authority in the Canadian Provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.

ITEM 2.   PROPERTIES

     The Company's executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin, which currently consists of approximately 28,000 square feet of office space and approximately 21,000 square feet of equipment repair and maintenance space. It was originally constructed in 1965 and was expanded in 1971, 1980, 1987 and 1993.

     The Company also maintains a maintenance facility in Ontario, California. This facility is currently leased from R & R Properties, a sole-proprietorship owned by Randolph L. Marten, for a period of 5 years terminating December 31, 1999. The current lease provides for rent of $126,000 per year from 1995 through 1999. This rent is based on the debt service of R & R Properties to finance this facility. The Company is required to bear the cost of insurance, maintenance and repairs, taxes, special assessments and utilities. In 1993, the Company remodeled this facility. The current total square footage of this facility is approximately 15,000, including approximately 2,700 square feet of office space and 8,000 square feet of equipment repair and maintenance space. The parking lot measures 150,000 square feet.

     The Company purchased a maintenance facility in Jonesboro, Georgia, in 1993. The facility measures approximately 12,500 square feet and consists of office space, a two and one-half bay service and repair space and parking for up to forty tractors and trailers.

     The Company also leases a maintenance facility in Aurora, Oregon. The lease provides for rent of $51,600 per year. The facility, which is approximately 6,800 square feet, consists of office space, a three-bay service and repair space and parking for up to twenty tractors and trailers. The lease expires in January 1996.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transport of freight. The Company self-insures for property damage. The Company partially self-insures for losses related to workers' compensation claims, employees' group health benefits and cargo claims. The Company also maintains excess general liability and automobile liability insurance policies, each with a per incident policy limit of $2,000,000 and a cumulative coverage limit of $21,000,000. The Company believes that its current liability limit is reasonable under the circumstances. It is possible, however, that the Company could incur liability in excess of its policy limits in the future, in which case its financial condition could be adversely affected.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages along with the offices held as of March 1, 1995, are as follows:

          Name                 Age         Position

     Randolph L. Marten        42          Chairman of the Board,
                                           President, Chief Operating
                                           Officer and Director

     Darrell D. Rubel          49          Executive Vice President,
                                           Chief Financial Officer,
                                           Treasurer, Assistant Secretary
                                           and Director

     Timothy P. Nash           43          Vice President of Sales

     Franklin J. Foster        39          Vice President of Finance

     Robert G. Smith           51          Vice President of Operations

     Voin S. Long              47          Vice President of Information Systems

     Randolph L. Marten has been a full time employee of the Company since 1974. Mr. Marten has been a Director of the Company since October 1980, its President and Chief Operating Officer since June 1986 and its Chairman of the Board since August 1993. Mr. Marten was Vice President of the Company from October 1980 to June 1986.

     Darrell D. Rubel has been a Director of the Company since February 1983, its Chief Financial Officer since January 1986, its Treasurer since June 1986 and its Executive Vice President since May 1993. Mr. Rubel was also Secretary of the Company from June 1986 until August 1987 and Vice President from January 1986 until May 1993, and has been Assistant Secretary since August 1987.

     Timothy P. Nash has been Vice President of Sales since November 1990 and was Regional Sales Manager from July 1987 to November 1990. Mr. Nash was a regional sales manager for Overland Express, Inc., a long-haul truckload carrier, from August 1986 to July 1987.

     Franklin J. Foster has been Vice President of Finance since December 1991 and was Director of Finance from January 1991 to December 1991. Mr. Foster was a vice president in commercial banking for First Bank National Association from October 1985 to January 1991.

     Robert G. Smith has been Vice President of Operations since June 1993 and was Director of Operations from September 1989 to June 1993. Mr. Smith was director of operations for Transport Corporation of America, an irregular-route truckload carrier, from January 1985 to September 1989.

     Voin S. Long has been Vice President of Information Systems since July 1994 and was Director of Information Systems from February 1986 to July 1994. Mr. Long was president of AVL, Inc., a transportation software company from July 1978 to February 1986.

     Executive Officers of the Company are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of shareholders and continuing until the next such meeting of the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Common Stock Data" on page 21 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Five-Year Financial Summary" on page 9 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and the report of its independent public accountants on pages 12 - 20 of the Company's 1994 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1995 Proxy Statement is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information contained under the caption "Section 16 Compliance" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Director Compensation" and "Compensation and Other Benefits" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

     The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1994 Annual Report:

          Report of Independent Public Accountants - page 20

          Balance Sheets as of December 31, 1994 and 1993 -  page 12

          Statements of Operations for the years ended December 31, 1994, 1993 and 1992 - page 13

          Statements of Changes in Shareholder's Investment for the years ended December 31, 1994, 1993 and 1992 - page 14

          Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 -page 15

          Notes to Financial Statements - pages 16 - 20

     2.   Financial Statement Schedules:

          None.

     3.   Exhibits:

     The exhibits to this Report are listed in the Exhibit Index on pages 11 - 15 of this Annual Report on Form 10-K. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 24, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, Marten Transport, Ltd., 129 Marten Street, Mondovi, Wisconsin 54755.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     (1)  Marten Transport, Ltd. Incentive Stock Option Plan, as amended.

     (2)  Marten Transport, Ltd. Non-Statutory Stock Option Plan, as amended.

     (3) Employment Agreement, dated May 1, 1993, between the Company and Darrell D. Rubel.

     (4)  Marten Transport, Ltd. 1995 Stock Incentive Plan.

(b) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended December 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 1995                     MARTEN TRANSPORT, LTD.


                                           By   /s/ Randolph L. Marten
                                                --------------------------------
                                                Randolph L. Marten
                                                Chairman of the Board,
                                                President and Chief
                                                Operating Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

    Signature                                   Title
    ---------                                   -----


/s/ Randolph L. Marten
-------------------------------         Chairman of the Board,
Randolph L. Marten                      President, Chief Operating
                                        Officer (Principal Executive
                                        Officer) and Director
/s/ Darrell D. Rubel
-------------------------------         Executive Vice President, Chief
Darrell D. Rubel                        Financial Officer, Treasurer, Assistant
                                        Secretary (Principal Financial
                                        and Accounting Officer) and
                                        Director
/s/ Arnold P. Schultz
-------------------------------         Director
Arnold P. Schultz

/s/ Larry B. Hagness
-------------------------------         Director
Larry B. Hagness

/s/ Thomas J. Winkel
-------------------------------         Director
Thomas J. Winkel

                             MARTEN TRANSPORT, LTD.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

Item No.  Item                                Method of Filing
--------  ----                                ----------------

3.1       Certificate of Incorporation
          of the Company . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 4.1 to the Company's
                                              Registration Statement on Form
                                              S-8 (File No. 33-75648).

3.2       Bylaws of the Company. . . . . . .  Incorporated by reference to
                                              Exhibit 4.2 to the Company's
                                              Registration Statement on Form
                                              S-8 (File No. 33-75648).

4.1       Specimen form of the
          Company's Common Stock
          Certificate. . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 4.1 to the Company's
                                              Registration Statement on Form
                                              S-1 (File No. 33-8108).

4.2       Certificate of Incorporation of
          the Company. . . . . . . . . . . .  See Exhibit 3.1

4.3       Bylaws of the Company. . . . . . .  See Exhibit 3.2

9.1       Voting Trust Agreement
          dated February 14, 1983,
          as amended . . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 9.1 to the Company's
                                              Registration Statement on Form
                                              S-1 (File No. 33-8108).

9.2       Agreement regarding Voting Trust
          Agreement, dated May 4, 1993 . . .  Incorporated by reference to
                                              Exhibit 19.2 to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended June 30, 1993
                                              (File No. 0-15010).

10.1      Marten Transport, Ltd.
          Incentive Stock Option
          Plan, as amended . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.1 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1986 (File No. 0-15010).

10.2      Marten Transport, Ltd.
          Non-Statutory Stock
          Option Plan, as amended. . . . . .  Incorporated by reference to
                                              Exhibit 10.2 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1987 (File No. 0-15010).

10.3      Real Estate Lease dated
          November 29, 1994 between
          the Company, as Lessee,
          and R & R Properties and
          Randolph L. Marten, as Lessor. . .  Filed herewith.

10.4      Stock Restriction Agreement
          among Roger R. Marten,
          Randolph L. Marten and
          Darrell D. Rubel . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.5 to the Company's
                                              Registration Statement on Form
                                              S-1 (File No. 33-8108).

10.5      Agreement on Credit Terms
          dated as of January 5, 1990
          between the Company and
          First Bank National
          Association. . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.10 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1989 (File No. 0-15010).

10.6      Amendment to Agreement
          on Credit Terms dated as of
          July 31, 1990 between the
          Company and First Bank
          National Association . . . . . . .  Incorporated by reference to
                                              Exhibit 10.10 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1990 (File No. 0-15010).

10.7      Incentive Stock Option
          Agreement dated November 1,
          1990 between the Company
          and Timothy P. Nash. . . . . . . .  Incorporated by reference to
                                              Exhibit 10.11 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1990 (File No. 0-15010).

10.8      Lease Agreement and Supplement
          No. 1 to Lease Agreement
          dated April 1, 1990 between
          the Company and Barclays Leasing,
          Inc.     . . . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.12 to the Company's
                                              Annual Report on Form 10-K for the
                                              for the fiscal year ended December
                                              31, 1990 (File No. 0-15010).

10.9      Lease Agreement dated
          September 12, 1990
          between the Company and
          Truck Country of WI, Inc.. . . . .  Incorporated by reference to
                                              Exhibit 10.13 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1991 (File No. 0-15010).

10.10     Security Agreement dated
          January 12, 1990, as
          amended, between the
          Company and First Bank
          National Association . . . . . . .  Incorporated by reference to
                                              Exhibit 10.15 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1992 (File No. 0-15010).

10.11     Second Amendment to
          Agreement on Credit
          Terms dated May 31, 1991
          between the Company and
          First Bank National
          Association. . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.16 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended December
                                              31, 1992 (File No. 0-15010).

10.12     Amendment No. 3 to Agreement on
          Credit Terms dated May 17, 1993
          between the Company and First Bank
          National Association . . . . . . .  Incorporated by reference to
                                              Exhibit 19.3 to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended June 30, 1993
                                              (File No. 0-15010).

10.13     Employment Agreement dated
          May 1, 1993 between the
          Company and Darrell D.
          Rubel. . . . . . . . . . . . . . .  Incorporated by reference to
                                              Exhibit 19.1 to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended June 30, 1993
                                              (File No. 0-15010).

10.14     Stock Purchase Agreement
          dated  November 15, 1993
          between the Company and
          Timothy P. Nash. . . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.18 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended
                                              December 31, 1993 (File No. 0-
                                              15010).

10.15     Stock Purchase Agreement
          dated November 16, 1993
          between the Company and
          Arnold P. Schultz. . . . . . . . .  Incorporated by reference to
                                              Exhibit 10.19 to the Company's
                                              Annual Report on Form 10-K for
                                              the fiscal year ended
                                              December 31, 1993 (File No. 0-
                                              15010).

10.16     Stock Redemption Agreement dated
          June 21, 1994 between the Company
          and Darrell D. Rubel, as Personal
          Representative of the Estate of
          Roger R. Marten. . . . . . . . . .  Filed herewith.

10.17     Stock Purchase Agreement dated
          December 16, 1994 between the
          Company and Timothy P. Nash. . . .  Filed herewith.

10.18     Marten Transport, Ltd. 1995 Stock
          Incentive Plan . . . . . . . . . .  Filed herewith.

13.1      1994 Annual Report to
          Shareholders - pages 9-21. . . . .  Filed herewith.

23.1      Consent of Arthur
          Anderson & LLP . . . . . . . . . .  Filed herewith.

27.1      Financial Data Schedule. . . . . .  Filed herewith.