Form 10-Q
period 1995-03-31
MARTEN TRANSPORT LTD
filed 1995-05-12
CIK 799167

                                                      This report consists of
                                                      eight (8) pages.  There
                                                      are no Exhibits.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                March 31, 1995

Commission File Number:                           0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                      39-1140809
           --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

129 Marten Street, Mondovi, Wisconsin                       54755
- -------------------------------------                       -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       -----

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,929,950 as of March 31, 1995.

                  PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MARTEN TRANSPORT, LTD.
                     CONDENSED BALANCE SHEETS
             (In thousands, except share information)
                            (Unaudited)

                                                 March 31,     December 31,
                                                   1995            1994
                                                 ---------     ------------
ASSETS
  Current assets:
    Cash and cash equivalents . . . . . . . .     $  2,900         $  3,129
    Receivables . . . . . . . . . . . . . . .       17,111           16,497
    Prepaid expenses. . . . . . . . . . . . .        5,497            5,057
     Deferred income taxes . . . . . . . . . .       2,408            2,260
                                                 ---------     ------------
        Total current assets. . . . . . . . .       27,916           26,943

  Property and equipment:
    Revenue equipment, building and land,
      office equipment, and other . . . . . .      121,521          117,512
    Accumulated depreciation and
      amortization. . . . . . . . . . . . . .      (37,722)         (38,807)
                                                 ---------     ------------

        Net property and equipment. . . . . .       83,799           78,705
                                                 ---------     ------------

             TOTAL ASSETS. . . . . . . . . .      $111,715         $105,648
                                                 ---------     ------------
                                                 ---------     ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable and accrued liabilities.     $ 12,018         $  9,209
    Insurance and claims accruals . . . . . .       10,163            9,639
    Current maturities of long-term debt. . .       15,452           14,963
                                                 ---------     ------------

        Total current liabilities . . . . . .       37,633           33,811

  Long-term debt, less current maturities  . .      24,727           24,917
  Deferred income taxes. . . . . . . . . . . .      14,720           13,816
                                                 ---------     ------------

        Total liabilities . . . . . . . . . .       77,080           72,544

  Shareholders' investment:
    Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      2,929,950 shares issued and
       outstanding . . . . . . . . . . . . . .          29               29
     Additional paid-in capital. . . . . . . .       9,281            9,281
     Retained earnings . . . . . . . . . . . .      25,325           23,794
                                                 ---------     ------------

        Total shareholders'
         investment. . . . . . . . . . . . . .      34,635           33,104
                                                 ---------     ------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' INVESTMENT. . . .      $111,715         $105,648
                                                 ---------     ------------
                                                 ---------     ------------

The accompanying notes are an integral part of these financial statements.

                      MARTEN TRANSPORT, LTD.
                  CONDENSED STATEMENTS OF INCOME
             (In thousands, except per share amounts)
                            (Unaudited)

                                                Three Months
                                               Ended March 31,
                                             1995           1994
                                             ----           ----
OPERATING REVENUE. . . . . . . . . . . .    $31,961        $29,220

OPERATING EXPENSES:
  Salaries, wages and benefits . . . . .     11,770         10,897
  Purchased transportation . . . . . . .      1,603          1,290
  Fuel and fuel taxes. . . . . . . . . .      5,724          5,540
  Supplies and maintenance . . . . . . .      3,178          2,958
  Depreciation and amortization. . . . .      3,518          3,104
  Operating taxes and licenses . . . . .        714            618
  Insurance and claims . . . . . . . . .      1,571          1,363
  Communications and utilities . . . . .        396            381
  Gain on disposition of revenue
    equipment. . . . . . . . . . . . . .     (1,041)          (515)
  Other. . . . . . . . . . . . . . . . .      1,218          1,018
                                            -------        -------

        Total operating expenses . . . .     28,651         26,654
                                            -------        -------

OPERATING INCOME . . . . . . . . . . . .      3,310          2,566

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . .        778            603
  Interest income and other. . . . . . .        (19)           (36)
                                            -------        -------

INCOME BEFORE INCOME TAXES . . . . . . .      2,551          1,999
PROVISION FOR INCOME TAXES . . . . . . .      1,020            799
                                            -------        -------

NET INCOME . . . . . . . . . . . . . . .    $ 1,531        $ 1,200
                                            -------        -------
                                            -------        -------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . . .    $  0.52        $  0.35
                                            -------        -------
                                            -------        -------

Weighted average common and common
  equivalent shares outstanding. . . . .      2,964          3,459
                                            -------        -------
                                            -------        -------

The accompanying notes are an integral part of these financial statements.

                   MARTEN TRANSPORT, LTD.
             CONDENSED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                                Three Months
                                               Ended March 31,
                                             1995           1994
                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . .$1,531         $1,200
   Adjustments to reconcile net
     income to net cash flows
     from operating activities:
         Depreciation and amortization . . . 3,518          3,104
         Gain on disposition of revenue
           equipment . . . . . . . . . . . .(1,041)          (515)
         Deferred tax provision. . . . . . .   756            577
         Changes in other current
           operating items . . . . . . . . . 2,279          3,668
                                            ------         ------
           Net cash provided by
               operating activities. . . . . 7,043          8,034
                                            ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions:
   Revenue equipment, net . . . . . . . . . (7,432)        (5,816)
   Building and land, office equipment,
     and other additions, net . . . . . . .   (139)          (237)
                                            ------         ------
           Net cash used for investing
              activities. . . . . . . . . . (7,571)        (6,053)
                                            ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings . . . . . . . . . . .  4,451          3,266
 Repayment of long-term borrowings. . . . . (4,152)        (5,824)
                                            ------         ------
           Net cash provided by (used for)
               financing activities. . . . .   299         (2,558)
                                            ------         ------

DECREASE IN CASH AND CASH EQUIVALENTS. . . .  (229)          (577)

CASH AND CASH EQUIVALENTS:
 Beginning of period. . . . . . . . . . . .  3,129          5,339
                                            ------         ------
 End of period. . . . . . . . . . . . . . . $2,900         $4,762
                                            ------         ------
                                            ------         ------
CASH PAID (RECEIVED) FOR:
 Interest . . . . . . . . . . . . . . . . . $  764         $  673
                                            ------         ------
                                            ------         ------
 Income taxes . . . . . . . . . . . . . . . $ (644)        $   60
                                            ------         ------
                                            ------         ------


  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation as of March 31, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to be consistent with the 1995 presentation. These reclassifications do not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Operating revenue of $32.0 million for the first quarter of 1995 increased 9.4 percent over $29.2 million for the same period last year. This increase results primarily from the transportation of additional freight associated with both continued customer demand and an increase in the size of the company's fleet. Loaded miles traveled in 1995 increased 6.6 percent over 1994, while average freight rates increased
2.6 percent. Management anticipates that operating revenue for the remainder of 1995 will exceed 1994 levels as the company continues to expand its fleet to accommodate continued customer demand.

Operating expenses for the quarter ended March 31, 1995, were 89.6 percent of operating revenue, versus 91.2 percent for the same period in 1994. All expense categories increased in 1995 due to transportation of additional freight and an increase in the company's fleet. Gains on disposition of revenue equipment continued to increase in 1995 due to strong market demand for used equipment and planned replacements of the company's fleet. Gains on planned replacement of revenue equipment are expected to continue in 1995. Management anticipates that operating expenses, as a percentage of operating revenue, will remain at current levels for the remainder of 1995.

Interest expense for the three months ended March 31, 1995, increased
29.0 percent over the same period in 1994. This increase resulted from higher interest rates in 1995 along with additional long-term borrowing associated with revenue equipment purchases and the repurchase of 500,000 shares of the company's common stock in June of 1994. Interest expense in 1995 is expected to increase from the current level as long-term debt is added to finance revenue equipment acquisitions.

The company recorded net income of $1,531,000, or 52 cents per share, for the first quarter of 1995. This compares with net income of $1,200,000, or 35 cents per share, for the same period last year. The improvement in net income results from continued growth of revenue, management's control of expenses and increased gains on the disposition of revenue equipment.


CAPITAL RESOURCES AND LIQUIDITY

The company continued to replace and increase its fleet with new, more-efficient revenue equipment during the first three months of 1995.
These expenditures were funded using cash flow from operations and long-term debt collateralized by new equipment.

Marten has historically operated effectively with a working capital deficit caused by current maturities of long-term debt related to acquisitions of revenue equipment. Working capital requirements have been funded by cash flow from operations due to strong operating profits, short turnover in accounts receivable and cash management practices. The working capital deficit at March 31, 1995, of $9.7 million, increased from $6.9 million at December 31, 1994 due primarily to short-term payables associated with revenue equipment deliveries in the first quarter of 1995. These short-term payables will be replaced in the second quarter with long-term debt. Marten has not used short-term borrowing to meet working capital needs, and does not anticipate the use of short-term borrowing in 1995. Management believes the company's liquidity is adequate to meet anticipated near-term operating requirements.

The company is committed to purchase an additional $18 million of new revenue equipment, net of trade-in allowances, during the remainder of 1995.

                 PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings:

         None


ITEM 2.  Change in Securities:

         None


ITEM 3.  Defaults Upon Senior Securities:

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         None


ITEM 5.  Other Information:

         None


ITEM 6.  Exhibits and Reports on Form 8-K:

       a)  Exhibits:

           Exhibit 27.1     Financial Data Schedule

       b)  Reports on Form 8-K:

           No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  May 12, 1995           By:      /S/ DARRELL D. RUBEL
                                   -----------------------------
                                   Darrell D. Rubel
                                   Executive Vice President and Treasurer
                                   (Chief Financial Officer)