Form 10-Q
period 1995-06-30
MARTEN TRANSPORT LTD
filed 1995-08-11
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                June 30, 1995

Commission File Number:                                0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

          Delaware                                          39-1140809
          ---------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

129 Marten Street, Mondovi, Wisconsin                       54755
- -------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----        -----
The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,941,616 as of June 30, 1995.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)


                                                                        June 30,        December 31,
                                                                         1995               1994
                                                                    ------------        ------------
ASSETS
   Current assets:
       Cash and cash equivalents . . . . . . . .                        $  3,346            $  3,129
       Receivables . . . . . . . . . . . . . . .                          15,627              16,497
       Prepaid expenses. . . . . . . . . . . . .                           5,032               5,057
       Deferred income taxes . . . . . . . . . .                           2,524               2,260
                                                                      ----------          ----------

           Total current assets. . . . . . . . .                          26,529              26,943

   Property and equipment:
       Revenue equipment, building and land,
         office equipment, and other . . . . . .                         125,453             117,512
       Accumulated depreciation and
         amortization. . . . . . . . . . . . . .                        (39,398)            (38,807)
                                                                    ------------        ------------

           Net property and equipment. . . . . .                          86,055              78,705
                                                                    ------------        ------------

                 TOTAL ASSETS. . . . . . . . . .                        $112,584            $105,648
                                                                    ------------        ------------
                                                                    ------------        ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current liabilities:
       Accounts payable and accrued liabilities.                        $  8,803            $  9,209
       Insurance and claims accruals . . . . . .                          10,370               9,639
       Current maturities of long-term debt. . .                          16,321              14,963
                                                                    ------------        ------------

           Total current liabilities . . . . . .                          35,494              33,811

   Long-term debt, less current maturities  . .                           25,755              24,917
   Deferred income taxes. . . . . . . . . . . .                           15,428              13,816
                                                                    ------------        ------------

           Total liabilities . . . . . . . . . .                          76,677              72,544

   Shareholders' investment:
       Common stock, $.01 par value per
         share, 10,000,000 shares authorized,
         2,941,616 and 2,929,950 shares issued
         and outstanding . . . . . . . . . . . .                              29                  29
       Additional paid-in capital. . . . . . . .                           9,355               9,281
       Retained earnings . . . . . . . . . . . .                          26,523              23,794
                                                                    ------------        ------------

          Total shareholders'
          investment. . . . . . . . . . . . . .                           35,907              33,104
                                                                    ------------         -----------

           TOTAL LIABILITIES AND
           SHAREHOLDERS' INVESTMENT. . . .                              $112,584            $105,648
                                                                    ------------        ------------
                                                                    ------------        ------------

The accompanying notes are an integral part of these financial statements.
                                        2

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months                           Six Months
                                                              Ended June 30,                        Ended June 30,
                                                        1995                1994                1995                1994
                                                        ----                ----                ----                ----
OPERATING REVENUE. . . . . . . . . .                 $34,827             $30,483             $66,788             $59,703

OPERATING EXPENSES:
   Salaries, wages and benefits . . .                 12,832              11,076              24,602              21,973
   Purchased transportation . . . . .                  2,484               1,359               4,087               2,649
   Fuel and fuel taxes. . . . . . . .                  6,283               5,482              12,007              11,022
   Supplies and maintenance . . . . .                  3,454               3,031               6,632               5,989
   Depreciation and amortization. . .                  3,641               3,227               7,159               6,331
   Operating taxes and licenses . . .                    661                 650               1,375               1,268
   Insurance and claims . . . . . . .                  1,569               1,387               3,140               2,750
   Communications and utilities . . .                    412                 404                 808                 785
   Gain on disposition of revenue
      equipment . . . . . . . . . . .                   (442)               (614)             (1,483)             (1,129)
   Other. . . . . . . . . . . . . . .                  1,250               1,047               2,468               2,065
                                                   ---------           ---------           ---------           ---------
          Total operating expenses . .                32,144              27,049              60,795              53,703
                                                   ---------           ---------           ---------           ---------

OPERATING INCOME . . . . . . . . . .                   2,683               3,434               5,993               6,000

OTHER EXPENSES (INCOME):
   Interest expense . . . . . . . . .                    802                 570               1,580               1,173
   Interest income and other. . . . .                   (117)                (40)               (136)                (76)
                                                ------------          ----------          ----------          ----------

INCOME BEFORE INCOME TAXES . . . . .                   1,998               2,904               4,549               4,903

PROVISION FOR INCOME TAXES . . . . .                     800               1,162               1,820               1,961
                                                    --------            --------            --------           ---------
NET INCOME . . . . . . . . . . . . .                 $ 1,198             $ 1,742             $ 2,729             $ 2,942
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE . . . . . . . . .                $  0.40             $  0.51             $  0.92             $  0.86
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------
Weighted average common and common
   equivalent shares outstanding. . .                  2,967               3,404               2,966               3,432
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

The accompanying notes are an integral part of these financial statements.
                                        3

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months
                                                                  Ended June 30,
                                                             1995                1994
                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Operations:
     Net income . . . . . . . . . . . . . . .             $ 2,729              $2,942
     Adjustments to reconcile net
       income to net cash flows
       from operating activities:
          Depreciation and amortization . . .               7,159               6,331
          Gain on disposition of revenue
            equipment . . . . . . . . . . . .              (1,483)             (1,129)
          Deferred tax provision. . . . . . .. . .          1,348               1,413
          Changes in other current
          operating items . . . . . . . . .                 1,220               5,565
                                                         --------            --------
            Net cash provided by
              operating activities. . . . .                10,973              15,122
                                                         --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions:
     Revenue equipment, net . . . . . . . . .             (12,476)             (9,479)
     Building and land, office equipment,
       and other additions, net . . . . . . .                (550)               (486)
                                                         --------           ---------
            Net cash used for investing
              activities. . . . . . . . . .               (13,026)             (9,965)
                                                         --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock . . . . . . . . .                  74                   -
   Common stock repurchased . . . . . . . . .                   -              (8,000)
   Long-term borrowings . . . . . . . . . . .              11,032              10,061
   Repayment of long-term borrowings. . . . .              (8,836)             (9,144)
                                                         --------            --------
          Net cash provided by (used for)
            financing activities. . . . .                   2,270              (7,083)
                                                         --------           ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS. . . . . . . . . . . . . . . .                 217              (1,926)

CASH AND CASH EQUIVALENTS:
   Beginning of period. . . . . . . . . . . .               3,129               5,339
                                                         --------            --------
   End of period. . . . . . . . . . . . . . .             $ 3,346              $3,413
                                                         --------            --------
                                                         --------            --------

CASH PAID (RECEIVED) FOR:
   Interest . . . . . . . . . . . . . . . . .             $ 1,551              $1,212
                                                         --------            --------
                                                         --------            --------
   Income taxes . . . . . . . . . . . . . . .             $  (645)             $   68
                                                         --------           ---------
                                                         --------           ---------


The accompanying notes are an integral part of these financial statements.

                                        4

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of June 30, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Stock Option Exercises

Options were exercised for 11,666 shares of Company stock under the Company's stock option plans during the three months ended June 30, 1995.

(3)  Subsequent Event

The Company purchased a maintenance facility in Oregon for approximately $1.6 million on July 14, 1995, using cash flow from operations.

(4)  Common Stock Repurchase

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, on June 21, 1994, for $16 per share. The shares have been retired, reducing shareholders' investment in 1994 by $8 million.

(5)  Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to be consistent with the 1995 presentation. These reclassifications do not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue of $34.8 million for the second quarter of 1995 increased 14.3 percent from $30.5 million for the same period of 1994. Operating revenue for the first six months of 1995 was $66.8 million, an increase of 11.9 percent over $59.7 million in 1994. These increases were the result of transporting additional freight associated with a moderate increase in the size of the Company's fleet. However, revenue growth was less than expected during the second quarter of 1995 due to weak customer demand. Average freight rates increased slightly in 1995. Management anticipates that operating revenue for the remainder of 1995 will exceed 1994 levels due to continued expansion of the Company's fleet.

Operating expenses for the second quarter of 1995 were 92.3 percent of operating revenue, compared with 88.7 percent for the same period in 1994. Operating expenses for the first six months of 1995 were 91.0 percent of revenue, compared with 90.0 percent for the first half of 1994. These ratios increased in 1995 due primarily to weak customer demand causing reduced equipment utilization and less-than-expected revenue growth. Increases in the 1995 operating expenses were 18.8 percent for the second quarter and 13.2 percent for the first six months, which exceeded the above growth in operating revenue. All expense categories increased in 1995 due to transportation of additional freight and an increase in the Company's fleet. Purchased transportation expense in 1995 also increased due to the additional use of independent contractor-owned vehicles. Gains on disposition of revenue equipment declined in the second quarter of 1995 due to fewer planned replacements. Gains on planned replacements of revenue equipment are projected to continue in 1995. Management anticipates that operating expenses, as a percentage of operating revenue, will remain at year-to-date 1995 levels for the remainder of the year.

Interest expense during the three months ended June 30, 1995, increased 40.7 percent over the same period in 1994. For the first six months of 1995, interest expense increased 34.7 percent over 1994. These increases were the result of higher interest rates in 1995 and additional long-term debt associated with equipment purchases and the 1994 repurchase of the Company's common stock.

The Company recorded net income of $1,198,000, or 40 cents per share for the second quarter of 1995. This compares with net income of $1,742,000, or 51 cents per share for the second quarter of 1994. For the six months ended June 30, 1995, Marten recorded net income of $2,729,000, or 92 cents per share, compared with $2,942,000, or 86 cents per share, in 1994. The declines in net income can be attributed to reduced customer demand causing less-than-expected revenue growth. Per share amounts have been impacted by the repurchase and subsequent retirement of 500,000 shares of common stock in June, 1994.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to invest in new, more efficient revenue equipment during the second quarter, 1995, as planned. These expenditures were funded using cash flow from operations and long-term debt collateralized by the new equipment.

The working capital deficit at June 30, 1995, was $9.0 million, up from $6.9 million at December 31, 1994. This increase was due primarily to an increase in current maturities of long-term debt associated with revenue equipment purchases and additional accruals for insurance and claims expense. Marten has consistently operated with a working capital deficit caused primarily by current maturities of long-term debt related to the acquisitions of revenue equipment. The Company has operated effectively with a working capital deficit due to strong operating profits, short turnover of accounts receivable and cash management practices. Marten has not used short-term borrowings to meet working capital needs, and does not anticipate the use of short-term borrowings in 1995. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

The Company is committed to purchase an additional $19 million of new revenue equipment, net of trade-in allowances, during the remainder of 1995. In addition, Marten purchased a maintenance facility in Oregon for approximately $1.6 million on July 14, 1995, using cash flow from operations.

                           PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings:

          None


ITEM 2.   Change in Securities:

          None


ITEM 3.   Defaults Upon Senior Securities:

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders:

          The annual meeting of stockholders of the Company was held on May 2, 1995. The following items were voted upon at the annual meeting:

               (a) Five incumbent directors were elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 1996 with the following vote totals:


                                                                 Broker
          Nominee                 Votes For     Votes Withheld   Non-Votes
          -------                 ---------     --------------   ---------
          Randolph L. Marten      2,382,560     145,636          -0-
          Darrell D. Rubel        2,382,560     145,636          -0-
          Arnold P. Schultz       2,382,260     145,936          -0-
          Larry B. Hagness        2,382,260     145,936          -0-
          Thomas J. Winkel        2,382,260     145,936          -0-


     (b) The Marten Transport, Ltd. 1995 Stock Incentive Plan was approved by a vote of 2,013,502 shares in favor, 362,336 shares opposed, 2,650 shares abstaining, and 12,000 broker non-votes.

     (c) The appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1995 was approved by a vote of 2,522,596 shares in favor, 4,800 shares opposed, and 800 shares abstaining.

ITEM 5.   Other Information:

     None

ITEM 6.   Exhibits and Reports on Form 8-K:

     a)  Exhibits:

     Item No.  Item                     Method of Filing
     -------   ----                     ----------------


     27.1      Financial Data
               Schedule. . . . . . . .Filed herewith.


     b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  August 11, 1995     By:      /s/ Darrell D. Rubel
                            --------------------------------------
                            Darrell D. Rubel
                            Executive Vice President and Treasurer
                            (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1995

          ITEM NO.  ITEM                     METHOD OF FILING
          --------  ----                     ----------------

          27.1      Financial Data
                    Schedule. . . . . .      Filed herewith.