Form 10-K/A
period 1994-12-31
MARTEN TRANSPORT LTD
filed 1995-10-26
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                  FORM 10-K/A-1
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the fiscal year ended:              Commission file number:
              DECEMBER 31, 1994                           0-15010


                                  -------------


                             MARTEN TRANSPORT, LTD.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                              39-1140809
          (State of Incorporation)         (I.R.S. Employer Identification No.)

              129 MARTEN STREET                             54755
             MONDOVI, WISCONSIN                           (Zip Code)
 (Address of Principal Executive Offices)

               Registrant's telephone number, including area code:
                                 (715) 926-4216


                              --------------------

        Securities registered pursuant to Section 12(b) of the Act:  NONE
           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ----

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

     -    scheduled pickups and deliveries

     -    assistance in loading and unloading

     - the availability of extra trailers that can be placed for the convenience of customers

     - sufficient equipment to respond promptly to customers' varying requirements

     - an on-line computer system which allows customers to obtain information regarding the status of deliveries.

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

     The Company derived approximately 12 percent of its revenue from a single customer in 1994, 14 percent in 1993 and 13 percent in 1992. This customer is the Phillip Morris group of companies, which included 11 different accounts in 1994.

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

DRIVERS

     As of December 31, 1994, the Company employed 976 drivers and had contracts with independent contractors for the services of 56 tractors that provide both a tractor and a qualified driver for the Company's exclusive use. The Company recruits drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1994, was 1 to 1. None of the Company's drivers is represented by a collective bargaining unit. The Company's turnover of drivers was approximately 59% in 1994, which the Company believes is in line with turnover rates in the industry.

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

REVENUE EQUIPMENT

     The trucking industry requires significant capital investment in revenue equipment. The Company has elected to finance these purchases using long-term debt with significant current maturities, causing a working capital deficit.
The Company has operated effectively with a working capital deficit due to a combination of operating profits, short turnover in accounts receivable and cash management.

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

     The following table shows the type and age of equipment owned by the Company as of December 31, 1994:


     MODEL YEAR               TRACTORS       SINGLE VAN TRAILERS
     ----------               --------       -------------------
         1995                   120                  94
         1994                   185                 245
         1993                   293                 280
         1992                   131                 109
         1991                   179                 145
         1990                     1                   4
         1989                   ---                 241
         1988                   ---                 132
                                ___                 ___

         Total                  909               1,250
                                ___               _____
                                ___               _____

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

Dated:  October 18, 1995                          MARTEN TRANSPORT, LTD.

                                                  By  \s\ Darrell D. Rubel
                                                     --------------------------
                                                       Darrell D. Rubel
                                                       Chief Financial Officer