Form 10-Q
period 1995-09-30
MARTEN TRANSPORT LTD
filed 1995-11-09
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                September 30, 1995

Commission File Number:                           0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                   39-1140809
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

129 Marten Street, Mondovi, Wisconsin                       54755
-------------------------------------                       ------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   ------      ------

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,941,616 as of September 30, 1995.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)





                                                     September 30,    December 31,
                                                         1995             1994
                                                      ------------     ------------
ASSETS
  Current assets:
     Cash and cash equivalents. . . . . . . . . .      $  3,804     $  3,129
     Receivables. . . . . . . . . . . . . . . . .        17,578       16,497
     Prepaid expenses . . . . . . . . . . . . . .         4,888        5,057
     Deferred income taxes . . . . . . . . . . .          2,653        2,260
                                                       --------     --------

        Total current assets . . . . . . . . . .         28,923       26,943

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other. . . . . . . .       128,452      117,512
     Accumulated depreciation and
       amortization . . . . . . . . . . . . . . .       (40,682)     (38,807)
                                                       --------     --------
          Net property and equipment . . . . . .         87,770       78,705
                                                       --------     --------
             TOTAL ASSETS. . . . . . . . . . . .       $116,693     $105,648
                                                       --------     --------
                                                       --------     --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities . .      $  9,552     $  9,209
     Insurance and claims accruals. . . . . . . .        10,985        9,639
     Current maturities of long-term debt . . . .        16,908       14,963
                                                       --------     --------

        Total current liabilities. . . . . . . . .       37,445       33,811
                                                        -------      -------

  Long-term debt, less current maturities. . .           25,785       24,917
  Deferred income taxes. . . . . . . . . . . .           16,217       13,816
                                                       --------      -------

        Total liabilities. . . . . . . . . . . .         79,447       72,544
                                                        -------      -------

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       2,941,616 and 2,929,950 shares issued
       and outstanding . . . . . . . . . . . .               29           29
     Additional paid-in capital. . . . . . . .            9,355        9,281
     Retained earnings . . . . . . . . . . . .           27,862       23,794
                                                       --------     --------
          Total shareholders investment. . . .           37,246       33,104
                                                       --------     --------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' INVESTMENT . . . . . .         $116,693     $105,648
                                                       --------     --------
                                                       --------     --------

The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months              Nine Months
                                     Ended September 30,     Ended September 30,
                                       1995      1994        1995         1994
                                       ----      ----        ----         ----
OPERATING REVENUE. . . . . . . . . .  $35,889    $31,443   $102,677    $91,146

OPERATING EXPENSES:
    Salaries, wages and benefits . .   12,807     11,512     37,409     33,485
    Purchased transportation . . . .    3,006      1,309      7,093      3,958
    Fuel and fuel taxes. . . . . . .    6,234      5,744     18,241     16,766
    Supplies and maintenance . . . .    3,665      3,099     10,297      9,088
    Depreciation and amortization. .    3,604      2,967     10,763      9,298
    Operating taxes and licenses . .      871        703      2,246      1,971
    Insurance and claims . . . . . .    1,627      1,381      4,767      4,131
    Communications and utilities . .      424        386      1,232      1,171
    Gain on disposition of revenue
      equipment  . . . . . . . . . .     (422)      (515)    (1,905)    (1,644)
    Other. . . . . . . . . . . . . .    1,050      1,213      3,518      3,278
                                        -------    -------    -------    -------

          Total operating expenses .   32,866     27,799     93,661     81,502
                                       -------    -------    -------    -------
OPERATING INCOME . . . . . . . . . .    3,023      3,644      9,016      9,644

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . .      812        692      2,392      1,865
  Interest income and other. . . . .      (20)       (29)      (156)      (105)
                                        -------    -------    -------    -------


INCOME BEFORE INCOME TAXES . . . . .    2,231      2,981      6,780      7,884

PROVISION FOR INCOME TAXES . . . . .      892      1,193      2,712      3,154
                                      -------    -------    -------    -------
NET INCOME . . . . . . . . . . . . .  $ 1,339    $ 1,788   $  4,068    $ 4,730
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . .    $  0.45    $  0.60   $   1.37    $  1.45
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------

Weighted average common and common
  equivalent shares outstanding. . .    2,966      2,960      2,966      3,273
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------

The accompanying notes are an integral part of these financial statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months
                                                          Ended September 30,
                                                           1995        1994
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . .              $ 4,068     $ 4,730
    Adjustments to reconcile net
      income to net cash flow
      from operating activities:
         Depreciation and amortization . . .               10,763       9,298
         Gain on disposition of revenue
           equipment . . . . . . . . . . . .               (1,905)     (1,644)
         Deferred tax provision. . . . . . .                2,008       2,274
         Changes in other current
           operating items . . . . . . . . .                  777       2,907
                                                          -------     -------
              Net cash provided by
               operating activities. . . . .               15,711      17,565
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . .              (15,762)    (13,200)
    Building and land, office equipment,
      and other additions, net . . . . . . .               (2,161)       (711)
                                                          -------     -------
           Net cash used for investing
              activities. . . . . . . . . .               (17,923)    (13,911)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . .                   74           -
  Common stock repurchased . . . . . . . . .                    -      (8,000)
  Long-term borrowings . . . . . . . . . . .               15,845      15,339
  Repayment of long-term borrowings. . . . .              (13,032)    (13,004)
                                                          -------     -------
            Net cash provided by (used for)
               financing activities. . . . .                2,887      (5,665)
                                                          -------     -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . .                  675      (2,011)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . .                3,129       5,339
                                                          -------     -------
  End of period. . . . . . . . . . . . . . .              $ 3,804     $ 3,328
                                                          -------     -------
                                                          -------     -------
CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . .              $ 2,351     $ 1,885
                                                          -------     -------
                                                          -------     -------
  Income taxes . . . . . . . . . . . . . . .              $  (558)    $   605

                                                           -------     -------
                                                           -------     -------

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of September 30, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Change in Estimated Useful Life

The Company changed the estimated useful life of certain revenue equipment as of July 1, 1995. The change resulted in a decrease in depreciation expense of $144,000 and an increase in net income of $86,000 or $0.03 per share for the three months ended September 30, 1995.

(3)  Change in Estimated Salvage Value

The Company changed the estimated salvage value of certain revenue equipment effective January 1, 1994, to reflect the continued market demand for used equipment. The change resulted in a decrease in depreciation expense of $405,000 for the nine months ended September 30, 1994. The effect of this change in estimate was recorded in the three months ended September 30, 1994, which increased net income by $243,000 or $0.08 per share, of which $0.05 per share related to the six months ended June 30, 1994.

(4)  Stock Option Exercises

Options were exercised for 11,666 shares of Company stock under the Company's stock option plans during the three months ended June 30, 1995.

(5)  Common Stock Repurchase

The Company repurchased 500,000 shares of its common stock from the estate of its former Chairman and Chief Executive Officer, Roger R. Marten, on June 21, 1994, for $16 per share. The shares have been retired, reducing shareholders' investment in 1994 by $8 million.

(6)  Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to be consistent with the 1995 presentation. These reclassifications do not have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the third quarter of 1995 increased 14.1 percent to $35.9 million, compared with $31.4 million for the same period last year. Operating revenue for the first nine months of 1995 was $102.7 million, an increase of
12.7 percent over $91.1 million in 1994. The primary reason for these increases was the transportation of additional freight associated with a moderate increase in the size of the Company's fleet. Average freight rates also increased in 1995. However, operating revenue in 1995 was adversely impacted by weaker than expected customer demand, causing average miles traveled per tractor to decline from 1994 levels. Management anticipates that operating revenue for the remainder of 1995 will exceed 1994 levels due to an increase in the size of the Company's fleet.

Operating expenses for the third quarter of 1995 represented 91.6 percent of operating revenue, compared with 88.4 percent for the same period in 1994. Operating expenses for the first nine months of 1995 were 91.2 percent of revenue, compared with 89.4 percent in 1994. These ratios increased in 1995 due primarily to reduced equipment utilization and less-than-expected revenue growth. Operating expenses for 1995 increased 18.2 percent and 14.9 percent for the third quarter and the first nine months, respectively. All expense categories increased in 1995 due to the transportation of additional freight and the expansion of the Company's fleet. Purchased transportation expense also increased due to the Company's use of an additional number of independent contractor-owned vehicles in 1995. Depreciation expense increased in 1995 primarily due to the continued expansion of the Company's fleet. This increase was partially offset by a decrease of $144,000 due to a change in the estimated useful life of the Company's satellite tracking equipment effective July 1, 1995. Gains on disposition of revenue equipment declined in the third quarter of 1995 due to fewer planned replacements. Gains on disposition of revenue equipment are projected to continue in 1995 and 1996. Management anticipates that operating expenses as a percentage of operating revenue will remain at the current 1995 level for the remainder of the year.

Interest expense in 1995 increased from 1994 levels due to additional long-term debt associated with equipment purchases and the 1994 repurchase of 500,000 shares of the Company's common stock.

The Company recorded net income of $1,339,000, or 45 cents per share for the third quarter of 1995. This compares with net income of $1,788,000, or 60 cents per share for the third quarter of 1994. For the nine months ended September 30, 1995, Marten recorded net income of $4,068,000, or $1.37 per share, compared with $4,730,000, or $1.45 per share in 1994. These declines can be attributed to reduced customer demand causing less-than-expected revenue growth. Per share amounts have been impacted by the repurchase and subsequent retirement of 500,000 shares of common stock in June, 1994.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to replace and expand its fleet with new, more efficient revenue equipment during the first nine months of 1995. These purchases were funded using cash flow from operations and long-term debt collateralized by the new equipment. In addition, the Company purchased a maintenance facility in Oregon for approximately $1.6 million in July, 1995, using cash flow from operations.

Historically, Marten has operated effectively with a working capital deficit caused primarily by current maturities of long-term debt related to the acquisitions of revenue equipment. Working capital requirements have been funded by cash flow from operations due to the Company's operating profits, short turnover in accounts receivable and cash management practices. Marten's working capital deficit at September 30, 1995, increased to $8.5 million from $6.9 million at December 31, 1994. This increase primarily resulted from an increase in current maturities of long-term debt associated with revenue equipment purchases and additional accruals for insurance and claims expense. The Company has not used short-term borrowings to meet working capital needs, and does not anticipate the use of short-term borrowings in 1995. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

Marten is committed to purchase an additional $25 million of new revenue equipment, net of trade-in allowances, during the remainder of 1995 and 1996.

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

          None


ITEM 6.   Exhibits and Reports on Form 8-K:

     a)  Exhibits:

         Item No.             Item                Method of Filing
         --------             ----                ----------------

          27.1                Financial Data
                              Schedule  . . . . . Filed herewith.

     b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  November 9, 1995          By:        /s/ Darrell D. Rubel
                                        ---------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                 For the Fiscal Quarter Ended September 30, 1995

               Item No.          Item                   Method of Filing
               --------          ----                   ----------------
               27.1              Financial Data
                                 Schedule  . . . . . . .  Filed herewith.