Form 10-K405
period 1995-12-31
MARTEN TRANSPORT LTD
filed 1996-03-28
CIK 799167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                  Commission file number:
          DECEMBER 31, 1995                              0-15010

                            ------------------------

                             MARTEN TRANSPORT, LTD.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 39-1140809
      (State of Incorporation)            (I.R.S. Employer Identification No.)

          129 MARTEN STREET                               54755
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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 7, 1996, 2,941,616 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding shares owned beneficially by officers and directors was approximately $18,974,277.

    Part II  of  this Annual  Report  on  Form 10-K  incorporates  by  reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 7, 1996 (the "1996 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.     BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Marten Transport, Ltd. ("the Company") is a long-haul truckload carrier providing protective service transportation, which is temperature controlled or insulated carriage of temperature sensitive materials and general commodities and carriage of time sensitive freight, pursuant to operating authority, both contract and common, granted by the Interstate Commerce Commission ("ICC") and currently regulated by the United States Department of Transportation ("DOT") and the Federal Highway Administration ("FHWA").

     As of December 31, 1995, the Company operated a fleet consisting of 1,097 tractors and 1,438 trailers (all of which are protective service trailers). Of the total fleet, 955 tractors were Company-owned and 142 tractors and 3 trailers were under contract with independent contractors who also provide the services of a driver satisfactory to the Company. As of December 31, 1995, the Company had 1,254 employees, including 979 drivers, none of whom is represented by a collective bargaining unit.

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

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     The Company specializes in protective service transportation of foods, chemicals and other products that require temperature controlled or insulated carriage. The Company also provides carriage of dry freight for customers requiring the special services the Company offers. In 1995, the Company derived approximately 79% of its revenue from hauling products requiring protective service and 21% of its revenue from hauling dry freight. Most of the Company's dry freight loads require special services the Company offers or permit the Company to position its equipment for hauling protective service loads. The specialized transportation services offered by the Company include:

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

     A key element of the Company's emphasis on service is its strong commitment to accommodating the individualized requirements of its customers. The Company has developed an electronic data interface ("EDI") system, through which the Company can provide its customers with current information regarding the location and status of shipments in transit. This system also allows customers to place orders, and the Company to bill customers, electronically. The Company also utilizes a satellite tracking system that enhances monitoring of truck and shipment locations.

     The Company maintains marketing offices in its Wisconsin headquarters, as well as other selected locations throughout the United States. Marketing personnel travel in their assigned regions to solicit new customers and maintain contact with existing customers. Once a customer relationship is established, the primary Company contact is one of the Company's customer service managers. Working from the Company's terminal in Mondovi, Wisconsin, the customer service managers regularly contact existing customers to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby following a completed haul. Each customer service manager is assigned to particular customers and is responsible for monitoring overall transportation and service requirements as well as freight movements for each assigned customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile factor of 7.1% in 1995.

     The Company sets its own freight rates instead of using those published by tariff publishing bureaus, which allows the Company to offer rates that are more responsive to market conditions and the level of service required by a particular customer. The Company's rate structure is designed to compensate the Company for the cost of protective service revenue equipment as well as hauling loads into areas that generate empty miles.

     The Company derived approximately 11% of its revenue from a single customer, The Pillsbury Company, in 1995. The Company derived approximately 12% of its revenue in 1994 and 14% of its revenue in 1993 from the Phillip Morris group of companies, which included 11 different accounts in 1994.

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

     The Company's primary traffic lanes are between the Midwest and the West Coast, Pacific Northwest, Southwest, Southeast, East Coast and from California to the Pacific Northwest. The average length of a trip (one-way) was 1,145 miles during 1995, 1,132 miles during 1994 and 1,143 miles during 1993. The Company's loads generally move from origin directly to destination, thus eliminating any need for freight terminals. The Company operates maintenance facilities in Mondovi, Wisconsin; Ontario, California; Wilsonville, Oregon; and Jonesboro, Georgia.

     The Company has agreements with various fuel distributors which enable drivers to purchase fuel at a discount while in transit. The Company also purchases fuel in bulk in Mondovi and at its maintenance facilities.

DRIVERS

     As of December 31, 1995, the Company employed 979 drivers and had contracts with independent contractors for the services of 142 tractors that provide both a tractor and a qualified driver for the Company's use. The Company recruits drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1995, was 1 to 1. None of the Company's drivers is represented by a collective bargaining unit. The Company's turnover of drivers was approximately 62% in 1995, which the Company believes is in line with turnover rates in the industry, based on industry surveys.

     Drivers, including independent contractors, are selected in accordance with specific Company guidelines relating to safety records, driving experience and personal evaluations. A new driver is trained in all phases of Company policies and operations as well as safety techniques and fuel-efficient operation of the equipment. All new drivers must also pass a road test prior to assignment to a vehicle. The Company maintains a toll-free number, satellite tracking and a staff of fleet managers to provide timely communication and support for drivers while on the road for extended periods.

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

     The Company compensates independent contractors on the basis of a fixed rate per mile or a percentage of revenue from loads hauled. Independent contractors pay their own fuel, insurance, maintenance and repairs and other expenses. Independent contractors that have been under contract with the Company for at least six months are also eligible to purchase shares of Company Common Stock pursuant to a stock purchase plan sponsored by the Company, which provides that the Company will pay the brokerage commissions on purchases and the costs of administering the plan.

REVENUE EQUIPMENT

     The trucking industry requires significant capital investment in revenue equipment. The Company has elected to finance its revenue equipment purchases using long-term debt with significant current maturities, causing a working capital deficit. The Company has operated effectively with a working capital deficit due to a combination of operating profits, short turnover in accounts receivable and cash management.

     The Company's policy is to purchase tractors and trailers manufactured to Company specifications. The Company's tractors are generally manufactured by Freightliner or Kenworth, a subsidiary of PACCAR, Inc. Most of the Company's tractors are equipped with 365/400 horsepower Detroit Diesel or Cummins engines, which are designed to enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by the Company's equipment, such as mountainous terrain and maximum weight loads. Most of the Company's single van trailers are manufactured by Utility or Great Dane and are equipped with Thermo-King cooling and heating equipment. The current cost of a temperature-controlled, protective service trailer is approximately $40,000. Standardization of equipment enables the Company to simplify driver training, control the cost of spare parts inventory, enhance its preventive maintenance program and increase fuel economy.

     The following table shows the type and age of equipment owned by the Company as of December 31, 1995:

     MODEL YEAR               TRACTORS       SINGLE VAN TRAILERS
     ----------               --------       -------------------
        1996                    179                  162
        1995                    259                  263
        1994                    164                  243
        1993                    285                  278
        1992                     67                  109
        1991                      1                  143
        1990                    ---                    6
        1989                    ---                  201
        1988                    ---                   30
                                ___                _____

        Total                   955                1,435
                                ___                _____
                                ___                _____

     The single van refrigerated trailers are 48 feet long (1,337 trailers) or 53 feet long (98 trailers) by 102 inches wide with a minimum of 102 inches of inside height.

     The Company's policy is to replace its tractors and trailers based on factors such as age, the market for used equipment and improvements in technology and fuel efficiency. During 1995, 46 tractors and 185 trailers were added, net of equipment trades. In 1996, the Company plans to purchase 369 tractors (for which 318 tractors will be traded) and 412 trailers (for which 162 trailers will be traded).

     The Company has a comprehensive maintenance program for its Company-owned tractors and trailers to minimize equipment downtime and enhance resale value. Inspections, repairs and maintenance are performed regularly at the Company's facilities in Mondovi, Wisconsin; Ontario, California; Jonesboro, Georgia; and Wilsonville, Oregon, and at independent contract maintenance facilities in the Company's service territory. The Company's tractors and trailers are washed regularly to enhance appearance and prolong equipment life.

EMPLOYEES

     As of December 31, 1995, the Company employed 1,254 people, of whom 979 were drivers, 111 were mechanics and maintenance personnel and 164 were support personnel, including management and administration. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

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

REGULATION

     The Company is a motor common and contract carrier regulated by the DOT and the FHWA along with various state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 (the "MCA") substantially increased competition among motor carriers and limited the level of regulation in the industry. The MCA enabled applicants to obtain ICC operating authority more easily and allowed interstate motor carriers such as the Company to change their rates without ICC approval. The law also allowed for the removal of many route and commodity restrictions on the transportation of freight. The Trucking Industry Regulatory Reform Act of 1994 (the "TIRRA") has further increased industry competition and limited industry regulation. The TIRRA repealed tariff filing for individually determined rates; simplified the granting of ICC operating authority; and pre-empted price, route and service regulation by the states. Effective January 1, 1996, the ICC Termination Act of 1995 abolished the ICC and transferred its regulatory authority to the DOT and the FHWA.

     Motor carrier operations are subject to safety requirements prescribed by the DOT governing interstate operations. Such matters as weight and dimensions of equipment are also subject to federal and state regulations.

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

     The Company also maintains a maintenance facility in Ontario, California. This facility is currently leased from R & R Properties, a sole-proprietorship owned by Randolph L. Marten, for a period of 5 years terminating December 31, 1999. The current lease provides for rent of $126,000 per year from 1995 through 1999. This rent is based on the debt service of R & R Properties to finance this facility. The Company is required to bear the cost of insurance, maintenance and repairs, taxes, special assessments and utilities. In 1993, the Company remodeled this facility. This facility includes approximately 2,700 square feet of office space and 8,000 square feet of equipment repair and maintenance space. The parking lot measures 150,000 square feet.

     The Company purchased a maintenance facility in Jonesboro, Georgia in 1993. The building at this facility measures approximately 12,500 square feet and consists of office space and a two and one-half bay service and repair space. This facility also has parking for up to forty tractors and trailers.

     The Company purchased a maintenance facility in Wilsonville, Oregon in 1995. The building at this facility, which is approximately 20,000 square feet, consists of office space and an eight-bay service and repair space. This facility also has an eight acre paved and fenced yard area.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transport of freight. The Company self-insures for property damage and cargo claims. The Company partially self-insures for losses related to automobile liability, general liability, workers' compensation claims and employees' group health benefits. The Company also maintains an insurance policy that limits annual aggregate Company losses to $9 million for automobile liability, workers' compensation and general liability claims. The Company believes that its current liability limit is reasonable under the circumstances. It is possible, however, that the Company could incur liability in excess of its policy limits, in which case its financial condition could be adversely affected.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages along with the offices held as of March 1, 1996, are as follows:

          NAME               AGE       POSITION
          ----               ---       --------
     Randolph L. Marten       43       Chairman of the Board,
                                       President, Chief Operating
                                       Officer and Director

     Darrell D. Rubel         50       Executive Vice President,
                                       Chief Financial Officer,
                                       Treasurer, Assistant Secretary
                                       and Director

     Timothy P. Nash          44       Vice President of Sales

     Franklin J. Foster       40       Vice President of Finance

     Robert G. Smith          52       Vice President of Operations

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Common Stock Data" on page 20 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Five-Year Financial Summary" on page 9 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and the report of its independent public accountants on pages 12 through 19 of the Company's 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information contained under the caption "Section 16 Compliance" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Director Compensation" and "Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

     The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1995 Annual Report:

          Report of Independent Public Accountants - page 19

          Balance Sheets as of December 31, 1995 and 1994 - page 12

          Statements of Operations for the years ended December 31, 1995, 1994 and 1993 - page 13

          Statements of Changes in Shareholders' Investment for the years ended December 31, 1995, 1994 and 1993 - page 13

          Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 -page 14

          Notes to Financial Statements - pages 15 - 19

     2.   Financial Statement Schedules:

          None.

     3.    Exhibits:

     The exhibits to this Report are listed in the Exhibit Index on pages 11 - 14 of this Annual Report on Form 10-K. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 28, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, Marten Transport, Ltd., 129 Marten Street, Mondovi, Wisconsin 54755.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     (1)   Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

     (2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

     (3) Employment Agreement, dated May 1, 1993, between the Company and Darrell D. Rubel.

     (4)   Marten Transport, Ltd. 1995 Stock Incentive Plan.

(b) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996             MARTEN TRANSPORT, LTD.


                                   By /s/ RANDOLPH L. MARTEN
                                      ------------------------------
                                      Randolph L. Marten
                                      Chairman of the Board,
                                      President and Chief
                                      Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

           SIGNATURE                           TITLE
           ---------                           -----


/S/ RANDOLPH L. MARTEN                  Chairman of the Board,
-----------------------------------     President, Chief Operating
Randolph L. Marten                      Officer (Principal Executive
                                        Officer) and Director

/S/ DARRELL D. RUBEL                    Executive Vice President, Chief
-----------------------------------     Financial Officer, Treasurer,
Darrell D. Rubel                        Assistant Secretary (Principal
                                        Financial and Accounting Officer)
                                        and Director

/S/ ARNOLD P. SCHULTZ                   Director
-----------------------------------
Arnold P. Schultz


/S/ LARRY B. HAGNESS                    Director
-----------------------------------
Larry B. Hagness


/S/ THOMAS J. WINKEL                    Director
-----------------------------------
Thomas J. Winkel

                             MARTEN TRANSPORT, LTD.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

10.1        Marten Transport, Ltd.
            1986 Incentive Stock Option
            Plan, as amended . . . . . . . . . .    Incorporated by reference to Exhibit 10.1 to
                                                    the Company's Annual Report on Form 10-K for
                                                    the fiscal year ended December 31, 1986 (File
                                                    No. 0-15010).

10.2        Marten Transport, Ltd.
            1986 Non-Statutory Stock
            Option Plan, as amended. . . . . . .    Incorporated by reference to Exhibit 10.2 to
                                                    the Company's Annual Report on Form 10-K for
                                                    the fiscal year ended December 31, 1987 (File
                                                    No. 0-15010).

10.3        Real Estate Lease dated
            November 29, 1994 between
            the Company, as Lessee,
            and R & R Properties and
            Randolph L. Marten, as Lessor. . . .    Incorporated by reference to Exhibit 10.3 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1994 (File No. 0-15010).

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

10.7        Lease Agreement and Supplement
            No. 1 to Lease Agreement
            dated April 1, 1990 between
            the Company and Barclays Leasing,
            Inc. . . . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.12 to the
                                                    Company's Annual Report on Form 10-K  for the fiscal
                                                    year ended December 31, 1990 (File No. 0-15010).

10.8        Lease Agreement dated
            September 12, 1990
            between the Company and
            Truck Country of WI, Inc.. . . . . .    Incorporated by reference to Exhibit 10.13 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1991 (File No. 0-15010).

10.9        Security Agreement dated
            January 12, 1990, as
            amended, between the
            Company and First Bank
            National Association . . . . . . . .    Incorporated by reference to Exhibit 10.15 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1992 (File No. 0-15010).

10.10       Second Amendment to
            Agreement on Credit
            Terms dated May 31, 1991
            between the Company and
            First Bank National
            Association. . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.16 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1992 (File No. 0-15010).

10.11       Amendment No. 3 to Agreement on
            Credit Terms dated May 17, 1993
            between the Company and First Bank
            National Association . . . . . . . .    Incorporated by reference to Exhibit 19.3 to the
                                                    Company's Quarterly Report on Form 10-Q for the
                                                    quarter ended June 30, 1993 (File No. 0-15010).

10.12       Employment Agreement dated
            May 1, 1993 between the
            Company and Darrell D.
            Rubel. . . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 19.1 to the
                                                    Company's Quarterly Report on Form 10-Q for the
                                                    quarter ended June 30, 1993 (File No. 0-15010).

10.13       Stock Redemption Agreement dated
            June 21, 1994 between the Company
            and Darrell D. Rubel, as Personal
            Representative of the Estate of
            Roger R. Marten. . . . . . . . . . .    Incorporated by reference to Exhibit 10.16 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1994 (File No. 0-15010).

10.14       Marten Transport, Ltd. 1995 Stock
            Incentive Plan . . . . . . . . . . .    Incorporated by reference to Exhibit 10.18 to the
                                                    Company's Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1994 (File No. 0-15010).

13.1        1995 Annual Report to
            Shareholders - pages 9-21. . . . . .    Filed herewith.

23.1        Consent of Arthur
            Andersen LLP . . . . . . . . . . . .    Filed herewith.

27.1        Financial Data Schedule. . . . . . .    Filed herewith.
