Form 10-Q
period 1996-03-31
MARTEN TRANSPORT LTD
filed 1996-05-13
CIK 799167

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

                               FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended:                                      March 31, 1996

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

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,941,616 as of March 31, 1996.

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MARTEN TRANSPORT, LTD.
                       CONDENSED BALANCE SHEETS
               (In thousands, except share information)
                              (Unaudited)

                                                March 31,        December 31,
                                                  1996               1995
                                                ---------        ------------
ASSETS
  Current assets:
    Cash and cash equivalents . . . . . . . .    $  2,911            $  3,330
    Receivables . . . . . . . . . . . . . . .      19,800              17,463
    Prepaid expenses. . . . . . . . . . . . .       6,408               5,949
     Deferred income taxes. . . . . . . . . .       3,724               2,766
                                                 --------            --------
       Total current assets . . . . . . . . .      32,843              29,508

  Property and equipment:
    Revenue equipment, building and land,
      office equipment, and other . . . . . .     131,510             132,894
    Accumulated depreciation  . . . . . . . .     (35,149)            (39,261)
                                                 --------            --------
       Net property and equipment . . . . . .      96,361              93,633
                                                 --------            --------
            TOTAL ASSETS. . . . . . . . . . .    $129,204            $123,141
                                                 --------            --------
                                                 --------            --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable and accrued liabilities.    $ 10,347            $ 10,637
    Insurance and claims accruals . . . . . .      13,027              11,794
    Current maturities of long-term debt. . .      18,348              17,914
                                                 --------            --------
       Total current liabilities. . . . . . .      41,722              40,345

  Long-term debt, less current maturities . .      30,060              27,079
  Deferred income taxes . . . . . . . . . . .      18,879              17,475
                                                 --------            --------
       Total liabilities. . . . . . . . . . .      90,661              84,899

  Shareholders' investment:
    Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      2,941,616 and 2,929,950 shares issued
       and outstanding. . . . . . . . . . . . .        29                  29
     Additional paid-in capital . . . . . . . .     9,410               9,410
     Retained earnings. . . . . . . . . . . . .    29,104              28,803
                                                 --------            --------
       Total shareholders'
         investment . . . . . . . . . . . . . .    38,543              38,242
                                                 --------            --------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' INVESTMENT. . . . . .  $129,204            $123,141
                                                 --------            --------
                                                 --------            --------

The accompanying notes are an integral part of these balance sheets.

                        MARTEN TRANSPORT, LTD.
                    CONDENSED STATEMENTS OF INCOME
               (In thousands, except per share amounts)
                              (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                                 1996          1995
                                                 ----          ----
OPERATING REVENUE . . . . . . . . . . . .      $34,609        $31,961

OPERATING EXPENSES:
   Salaries, wages and benefits . . . . .       12,383         11,770
   Purchased transportation . . . . . . .        4,003          1,603
   Fuel and fuel taxes. . . . . . . . . .        6,125          5,724
   Supplies and maintenance . . . . . . .        3,708          3,178
   Depreciation . . . . . . . . . . . . .        3,837          3,518
   Operating taxes and licenses . . . . .          784            714
   Insurance and claims . . . . . . . . .        2,013          1,571
   Communications and utilities . . . . .          446            396
   Gain on disposition of revenue
    equipment . . . . . . . . . . . . . .       (1,128)        (1,041)
   Other. . . . . . . . . . . . . . . . .        1,116          1,218
                                               -------        -------
         Total operating expenses . . . .       33,287         28,651
                                               -------        -------
OPERATING INCOME. . . . . . . . . . . . .        1,322          3,310

OTHER EXPENSES (INCOME):
  Interest expense. . . . . . . . . . . .          845            778
  Interest income and other . . . . . . .          (24)           (19)
                                               -------        -------

INCOME BEFORE INCOME TAXES. . . . . . . .          501          2,551

PROVISION FOR INCOME TAXES. . . . . . . .          200          1,020
                                               -------        -------

NET INCOME. . . . . . . . . . . . . . . .      $   301        $ 1,531
                                               -------        -------
                                               -------        -------
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE . . . . . . . . . . .      $  0.10        $  0.52
                                               -------        -------
                                               -------        -------
Weighted average common and common
  equivalent shares outstanding . . . . .        2,962          2,964
                                               -------        -------
                                               -------        -------

The accompanying notes are an integral part of these statements.

                      MARTEN TRANSPORT, LTD.
                CONDENSED STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                    1996            1995
                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . .       $  301          $1,531
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
        Depreciation . . . . . . . . . . . .        3,837           3,518
        Gain on disposition of revenue
          equipment. . . . . . . . . . . . .       (1,128)         (1,041)
        Deferred tax provision . . . . . . .          446             756
        Changes in other current
          operating items  . . . . . . . . .       (1,853)          2,279
                                                   ------          ------
            Net cash provided by
              operating activities . . . . .        1,603           7,043
                                                   ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions:
      Revenue equipment, net . . . . . . . .       (5,246)         (7,432)
      Building and land, office equipment,
        and other additions, net . . . . . .         (191)           (139)
                                                   ------          ------
            Net cash used for investing
              activities . . . . . . . . . .       (5,437)         (7,571)
                                                   ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings. . . . . . . . . . .        9,054           4,451
   Repayment of long-term borrowings . . . .       (5,639)         (4,152)
                                                   ------          ------
            Net cash provided by
              financing activities . . . . .        3,415             299
                                                   ------          ------
DECREASE IN CASH AND CASH EQUIVALENTS. . . .         (419)           (229)

CASH AND CASH EQUIVALENTS:
   Beginning of period . . . . . . . . . . .        3,330           3,129
                                                   ------          ------
   End of period . . . . . . . . . . . . . .       $2,911          $2,900
                                                   ------          ------
                                                   ------          ------
CASH PAID (RECEIVED) FOR:
   Interest. . . . . . . . . . . . . . . . .       $  860          $  764
                                                   ------          ------
                                                   ------          ------
   Income taxes. . . . . . . . . . . . . . .       $ (348)         $ (644)
                                                   ------          ------
                                                   ------          ------

The accompanying notes are an integral part of these statements.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of March 31, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the first quarter of 1996 increased 8.3 percent over the first quarter of 1995. This increase was due to the transportation of additional freight associated with a moderate increase in the size of the Company's fleet. Customer demand in 1996 was lower-than-expected, causing freight rates and average miles traveled per tractor to decline slightly from 1995 levels. Management anticipates that customer demand will remain at current levels during 1996.

Operating expenses for the first quarter of 1996 represented 96.2 percent of operating revenue, compared with 89.6 percent for the same period in 1995. This ratio increased in 1996 due primarily to reduced equipment utilization and less-than-expected revenue growth. Operating expenses in the first quarter of 1996 increased 16.2 percent over the same period in 1995. Most expense categories increased in 1996 due to the transportation of additional freight. Marten continued to increase the number of independent contractor-owned vehicles in 1996, causing an increase in purchased transportation expense. The Company's use of independent contractor-owned vehicles reduces salaries, wages and benefits expense and fuel and fuel tax expense relative to revenue, as these expenses are assumed by the independent contractors. Fuel and fuel tax expense was negatively impacted in the first quarter of 1996 by higher diesel fuel prices. Gains on disposition of revenue equipment increased in the first quarter of 1996 due to the Company's planned equipment replacement program. Insurance and claims expense represented 5.8 percent of revenue during the first quarter of 1996, compared with 4.9 percent in the same period of 1995. This increase resulted in additional reserves for possible future claims.

Interest expense for the three months ended March 31, 1996, increased 8.6 percent over the same period of 1995 due to additional long-term debt associated with revenue equipment purchases.

The Company recorded net income of $301,000, or 10 cents per share for the first quarter of 1996, compared with net income of $1,531,000, or 52 cents per share in 1995. This decline can be attributed to reduced customer demand causing less-than-expected revenue growth.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to replace its fleet with new, more efficient equipment during the first quarter of 1996. These purchases were funded using cash flow from operations and long-term debt collateralized by the new equipment.

Marten has been able to operate effectively with a working capital deficit due to the Company's operating profits, short turnover in accounts receivable
and cash management practices.   The working capital deficit is caused
primarily by current maturities of long-term debt related to the acquisition of revenue equipment. Marten's working capital deficit at March 31, 1996, decreased to $8.9 million from $10.8 million at December 31, 1995. This decrease was due primarily to additional receivables at March 31, 1996, associated with the planned replacement of revenue equipment. Marten has not used short-term borrowings to meet working capital needs and does not anticipate the use of short-term borrowings in 1996. Management believes the Company's liquidity is adequate to meet anticipated near-term operating requirements.

The Company is committed to purchase an additional $25 million of new revenue equipment, net of trade-in allowances, during the remainder of 1996.

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


ITEM 6.  Exhibits and Reports on Form 8-K:

         a)  Exhibits:

             Item No.       Item                Method of Filing
             --------       ----                ----------------
             27.1           Financial Data
                            Schedule . . . .    Filed herewith.

         b)  Reports on Form 8-K:

             No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  May 14, 1996               By:        /s/ Darrell D. Rubel
                                      --------------------------------------
                                      Darrell D. Rubel
                                      Executive Vice President and Treasurer
                                      (Chief Financial Officer)

                      MARTEN TRANSPORT, LTD.

                EXHIBIT INDEX TO QUARTERLY REPORT
                           ON FORM 10-Q
           For the Fiscal Quarter Ended March 31, 1996


Item No.        Item                Method of Filing
- --------        ----                ----------------
27.1            Financial Data
                Schedule . . . .    Filed herewith.