Form 10-Q
period 1996-06-30
MARTEN TRANSPORT LTD
filed 1996-08-13
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                     June 30, 1996

Commission File Number:                                0-15010


                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                       39-1140809
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

 129 Marten Street, Mondovi, Wisconsin                       54755
 -------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  715-926-4216

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,944,616 as of June 30, 1996.

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MARTEN TRANSPORT, LTD.
                           CONDENSED BALANCE SHEETS
                 (In thousands, except share information)
                                 (Unaudited)

                                                    June 30,      December 31,
                                                      1996            1995
                                                    ---------     ------------
ASSETS
  Current assets:
    Cash and cash equivalents . . . . . . . .       $  2,698       $  3,330
    Receivables . . . . . . . . . . . . . . .         18,204         17,463
    Prepaid expenses. . . . . . . . . . . . .          5,983          5,949
    Deferred income taxes . . . . . . . . . .          3,992          2,766
                                                    --------       --------
      Total current assets. . . . . . . . . .         30,877         29,508

  Property and equipment:
    Revenue equipment, building and land,
     office equipment, and other. . . . . . .        136,367        132,894
    Accumulated depreciation  . . . . . . . .        (35,805)       (39,261)
                                                    --------       --------
    Net property and equipment. . . . . . . .        100,562         93,633
                                                    --------       --------
         TOTAL ASSETS . . . . . . . . . . . .       $131,439       $123,141
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable and accrued liabilities.       $ 10,810       $ 10,637
    Insurance and claims accruals . . . . . .         13,879         11,794
    Current maturities of long-term debt. . .         18,599         17,914
                                                    --------       --------
      Total current liabilities . . . . . . .         43,288         40,345

  Long-term debt, less current maturities . .         29,878         27,079
  Deferred income taxes . . . . . . . . . . .         19,385         17,475
                                                    --------       --------
      Total liabilities . . . . . . . . . . .         92,551         84,899

  Shareholders' investment:
    Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      2,944,616 and 2,941,616 shares issued
      and outstanding . . . . . . . . . . . .             29             29
     Additional paid-in capital . . . . . . .          9,443          9,410
     Retained earnings. . . . . . . . . . . .         29,416         28,803
                                                    --------       --------
       Total shareholders'
        investment. . . . . . . . . . . . . .         38,888         38,242
                                                    --------       --------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' INVESTMENT. . . . . .       $131,439       $123,141
                                                    --------       --------
                                                    --------       --------

The accompanying notes are an integral part of these balance sheets.

                            MARTEN TRANSPORT, LTD.
                        CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                (Unaudited)

                                           Three Months          Six Months
                                           Ended June 30,      Ended June 30,
                                          1996      1995       1996      1995
                                          ----      ----       ----      ----
OPERATING REVENUE. . . . . . . . . .    $35,979   $34,827    $70,588   $66,788

OPERATING EXPENSES:
  Salaries, wages and benefits . . .     12,520    12,832     24,903    24,602
  Purchased transportation . . . . .      4,617     2,484      8,620     4,087
  Fuel and fuel taxes. . . . . . . .      6,662     6,283     12,787    12,007
  Supplies and maintenance . . . . .      3,263     3,454      6,971     6,632
  Depreciation . . . . . . . . . . .      3,945     3,641      7,782     7,159
  Operating taxes and licenses . . .        826       661      1,610     1,375
  Insurance and claims . . . . . . .      1,832     1,569      3,845     3,140
  Communications and utilities . . .        422       412        868       808
  Gain on disposition of revenue
   equipment . . . . . . . . . . . .       (465)     (442)    (1,593)   (1,483)
  Other. . . . . . . . . . . . . . .        995     1,250      2,111     2,468
                                        -------   -------    -------   -------
    Total operating expenses . . . .     34,617    32,144     67,904    60,795
                                        -------   -------    -------   -------

OPERATING INCOME . . . . . . . . . .      1,362     2,683      2,684     5,993

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . .        870       802      1,715     1,580
  Interest income and other. . . . .        (28)     (117)       (52)     (136)
                                        -------   -------    -------   -------

INCOME BEFORE INCOME TAXES . . . . .        520     1,998      1,021     4,549

PROVISION FOR INCOME TAXES . . . . .        208       800        408     1,820
                                        -------   -------    -------   -------

NET INCOME . . . . . . . . . . . . .    $   312   $ 1,198    $   613   $ 2,729
                                        -------   -------    -------   -------
                                        -------   -------    -------   -------

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE . . . . . . . . .     $  0.11   $  0.40    $  0.21   $  0.92
                                        -------   -------    -------   -------
                                        -------   -------    -------   -------

Weighted average common and common
 equivalent shares outstanding. . .       2,964     2,967      2,963     2,966
                                        -------   -------    -------   -------
                                        -------   -------    -------   -------

The accompanying notes are an integral part of these statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months
                                                          Ended June 30,
                                                         1996         1995
                                                       --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . .       $    613     $  2,729
    Adjustments to reconcile net
     income to net cash flows
     from operating activities:
      Depreciation . . . . . . . . . . . . . . .          7,782        7,159
      Gain on disposition of revenue
       equipment . . . . . . . . . . . . . . . .         (1,593)      (1,483)
      Deferred tax provision . . . . . . . . . .            684        1,348
      Changes in other current
       operating items . . . . . . . . . . . . .          1,483        1,220
                                                       --------     --------
        Net cash provided by
         operating activities. . . . . . . . . .          8,969       10,973
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . .        (12,846)     (12,476)
    Building and land, office equipment,
     and other additions, net. . . . . . . . . .           (272)        (550)
                                                       --------     --------
        Net cash used for investing
         activities. . . . . . . . . . . . . . .        (13,118)     (13,026)
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . .             33           74
  Long-term borrowings . . . . . . . . . . . . .         14,092       11,032
  Repayment of long-term borrowings. . . . . . .        (10,608)      (8,836)
                                                       --------     --------
        Net cash provided by
         financing activities. . . . . . . . . .          3,517        2,270
                                                       --------     --------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS. . . . . . . . . . . . . .           (632)         217

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . .          3,330        3,129
                                                       --------     --------
  End of period. . . . . . . . . . . . . . . . .       $  2,698     $  3,346
                                                       --------     --------
                                                       --------     --------

CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . . . .       $  1,729     $  1,551
                                                       --------     --------
                                                       --------     --------
  Income taxes . . . . . . . . . . . . . . . . .       $   (292)    $   (645)
                                                       --------     --------
                                                       --------     --------

The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of June 30, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Stock Option Exercises

Options were exercised for 3,000 shares and 11,666 shares of Company stock under the Company's stock option plans during the three months ended June 30, 1996 and June 30, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the second quarter of 1996 increased 3.3 percent over the same period of 1995. Operating revenue increased 5.7 percent for the first six months of 1996 over the same period last year. These increases were primarily the result of transporting additional freight, facilitated by a moderate increase in the size of the Company's fleet. Additionally, the Company implemented a temporary fuel surcharge in April, 1996, to offset an increase in the cost of diesel fuel. The fuel surcharge represented 1.1 percent of operating revenue in the second quarter of 1996. Operating revenue in 1996 has been adversely impacted by decreases in average freight rates and miles traveled per tractor, which the Company attributes to increased competition.

Operating expenses for the second quarter of 1996 were 96.2 percent of operating revenue, compared with 92.3 percent for the same period in 1995. This ratio for the first six months of 1996 was 96.2 percent, compared with
91.0 percent for the first half of 1995. These ratios increased in 1996 due primarily to reduced equipment utilization and lower freight rates, causing operating expense increases to exceed revenue increases. Most expense categories increased in 1996 due to the transportation of additional freight and expansion of Marten's fleet. Purchased transportation expense increased in 1996 due to an increase in the number of independent contractor-owned vehicles. Use of additional independent contractors decreases salaries, wages and benefits expense and fuel and fuel tax expense relative to revenue, as these expenses are assumed by the independent contractors. An increase in the cost of diesel fuel negatively impacted fuel and fuel tax expense in 1996. Insurance and claims expense for the second quarter of 1996 represented 5.1 percent of revenue compared with 4.5 percent for the same period last year. This increase resulted in additional reserves for possible future claims.

Interest expense for the three and six month periods ended June 30, 1996, increased 8.5 percent over the same periods in 1995. These increases were the result of additional long-term debt associated with purchases of new revenue equipment.

The Company recorded net income of $312,000, or 11 cents per share for the second quarter of 1996. This compares with net income of $1,198,000, or 40 cents per share for the second quarter of 1995. For the six months ended June 30, 1996, net income was $613,000, or 21 cents per share, compared with $2,729,000, or 92 cents per share in 1995. These decreases can be attributed to lower average freight rates and equipment utilization.

CAPITAL RESOURCES AND LIQUIDITY

Marten continued to replace its fleet with new, more efficient revenue equipment in 1996. These expenditures were funded using cash flow from operations and long-term debt collateralized by the new equipment.

The Company has historically operated effectively with a working capital deficit. This deficit is caused primarily by current maturities of long-term debt associated with revenue equipment purchases. Working capital requirements have been funded by Marten's operating profits, short turnover in accounts receivable and cash management practices. The working capital deficit at June 30, 1996, increased to $12.4 million, compared with $10.8 million at December 31, 1995. This increase was primarily due to additional accruals for insurance and claims expense. Short-term borrowings have not been and are not anticipated to be used to meet working capital needs. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

Marten has committed to purchase an additional $18 million of new revenue equipment, net of trade-in allowances, during the remainder of 1996.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings:

         None


ITEM 2.  Change in Securities:

         None


ITEM 3.  Defaults Upon Senior Securities:

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         The annual meeting of stockholders of the Company was held on May 7, 1996. The following items were voted upon at the annual meeting:

            (a) Five incumbent directors were elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 1997 with the following vote totals:

                                                                  Broker
            Nominee                 Votes For   Votes Withheld   Non-Votes
            -------                 ---------   --------------   ---------
            Randolph L. Marten      2,530,066       21,965         -0-
            Darrell D. Rubel        2,530,066       21,965         -0-
            Arnold P. Schultz       2,530,066       21,965         -0-
            Larry B. Hagness        2,530,066       21,965         -0-
            Thomas J. Winkel        2,530,066       21,965         -0-

            (b) The appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1996, was approved by a vote of 2,525,341 shares in favor, 3,700 shares opposed, and 300 shares abstaining.


ITEM 5.  Other Information:

         None


ITEM 6.  Exhibits and Reports on Form 8-K:

         a)  Exhibits:

             Item No.     Item                               Method of Filing
             --------     ----                               ----------------
             27.1         Financial Data Schedule . . . . .   Filed herewith.

         b)  Reports on Form 8-K:

             No reports on Form 8-K have been filed during the quarter
              ended June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  August 13, 1996          By:          /s/ Darrell D. Rubel
                                     ---------------------------------------
                                     Darrell D. Rubel
                                     Executive Vice President and Treasurer
                                     (Chief Financial Officer)

                            MARTEN TRANSPORT, LTD.

                       EXHIBIT INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q
                  For the Fiscal Quarter Ended June 30, 1996


         Item No.     Item                              Method of Filing
         --------     ----                              ----------------
         27.1         Financial Data Schedule . . . . .  Filed herewith.