Form 10-Q
period 1996-09-30
MARTEN TRANSPORT LTD
filed 1996-11-12
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                            September 30, 1996

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
Yes     x      No
     -------       -------

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,959,616 as of September 30, 1996.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)

                                                              September 30,   December 31,
                                                                  1996            1995
                                                              -------------   ------------
ASSETS
  Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . .       $  3,076       $  3,330
    Receivables. . . . . . . . . . . . . . . . . . . . . . .         19,568         17,463
    Prepaid expenses . . . . . . . . . . . . . . . . . . . .          5,758          5,949
    Deferred income taxes. . . . . . . . . . . . . . . . . .          4,160          2,766
                                                                   --------       --------

      Total current assets . . . . . . . . . . . . . . . . .         32,562         29,508

  Property and equipment:
    Revenue equipment, building and land,
      office equipment, and other. . . . . . . . . . . . . .        139,917        132,894
    Accumulated depreciation . . . . . . . . . . . . . . . .        (35,947)       (39,261)
                                                                   --------       --------

      Net property and equipment . . . . . . . . . . . . . .        103,970         93,633
                                                                   --------       --------

        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .       $136,532       $123,141
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable and accrued liabilities . . . . . . . .       $ 12,401       $ 10,637
    Insurance and claims accruals. . . . . . . . . . . . . .         13,995         11,794
    Current maturities of long-term debt . . . . . . . . . .         19,080         17,914
                                                                   --------       --------

      Total current liabilities. . . . . . . . . . . . . . .         45,476         40,345

  Long-term debt, less current maturities. . . . . . . . . .         31,134         27,079
  Deferred income taxes. . . . . . . . . . . . . . . . . . .         20,037         17,475
                                                                   --------       --------

      Total liabilities. . . . . . . . . . . . . . . . . . .         96,647         84,899

  Shareholders' investment:
    Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      2,959,616 and 2,941,616 shares issued
      and outstanding. . . . . . . . . . . . . . . . . . . .             30             29
    Additional paid-in capital . . . . . . . . . . . . . . .          9,581          9,410
    Retained earnings. . . . . . . . . . . . . . . . . . . .         30,274         28,803
                                                                   --------       --------

      Total shareholders' investment . . . . . . . . . . . .         39,885         38,242
                                                                   --------       --------

        TOTAL LIABILITIES AND
        SHAREHOLDERS' INVESTMENT . . . . . . . . . . . . . .       $136,532       $123,141
                                                                   --------       --------
                                                                   --------       --------


The accompanying notes are an integral part of these balance sheets.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months                  Nine Months
                                                                     Ended September 30,           Ended September 30,
                                                                     1996           1995           1996           1995
                                                                     ----           ----           ----           ----
OPERATING REVENUE. . . . . . . . . . . . . . . . . . . . . .       $ 37,593       $ 35,889       $108,181       $102,677

OPERATING EXPENSES:
  Salaries, wages and benefits . . . . . . . . . . . . . . .         12,756         12,807         37,659         37,409
  Purchased transportation . . . . . . . . . . . . . . . . .          5,111          3,006         13,731          7,093
  Fuel and fuel taxes. . . . . . . . . . . . . . . . . . . .          6,273          6,234         19,060         18,241
  Supplies and maintenance . . . . . . . . . . . . . . . . .          3,496          3,665         10,467         10,297
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .          4,069          3,604         11,851         10,763
  Operating taxes and licenses . . . . . . . . . . . . . . .            917            871          2,527          2,246
  Insurance and claims . . . . . . . . . . . . . . . . . . .          1,676          1,627          5,521          4,767
  Communications and utilities . . . . . . . . . . . . . . .            391            424          1,259          1,232
  Gain on disposition of revenue
    equipment. . . . . . . . . . . . . . . . . . . . . . . .           (416)          (422)        (2,009)        (1,905)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,011          1,050          3,122          3,518
                                                                   --------       --------       --------       --------

      Total operating expenses . . . . . . . . . . . . . . .         35,284         32,866        103,188         93,661
                                                                   --------       --------       --------       --------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .          2,309          3,023          4,993          9,016

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . . . . . . . . . . . .            908            812          2,623          2,392
  Interest income and other. . . . . . . . . . . . . . . . .            (30)           (20)           (82)          (156)
                                                                   --------       --------       --------       --------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .          1,431          2,231          2,452          6,780

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . .            573            892            981          2,712
                                                                   --------       --------       --------       --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .       $    858       $  1,339       $  1,471       $  4,068
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . . . . . . . . . . . . .       $   0.29       $   0.45       $   0.50       $   1.37
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

Weighted average common and common
  equivalent shares outstanding. . . . . . . . . . . . . . .          2,964          2,966          2,963          2,966
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------


The accompanying notes are an integral part of these statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months
                                                                      Ended September 30,
                                                                      1996           1995
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . . . . . . . .        $ 1,471        $ 4,068
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
        Depreciation . . . . . . . . . . . . . . . . . . . .         11,851         10,763
        Gain on disposition of revenue
          equipment. . . . . . . . . . . . . . . . . . . . .         (2,009)        (1,905)
        Deferred tax provision . . . . . . . . . . . . . . .          1,168          2,008
        Changes in other current
          operating items. . . . . . . . . . . . . . . . . .          2,051            777
                                                                    -------        -------
            Net cash provided by
              operating activities . . . . . . . . . . . . .         14,532         15,711
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . . . . . . . .        (19,810)       (15,762)
    Building and land, office equipment,
      and other additions, net . . . . . . . . . . . . . . .           (369)        (2,161)
                                                                    -------        -------
            Net cash used for investing
              activities . . . . . . . . . . . . . . . . . .        (20,179)       (17,923)
                                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . . . . . . . .            172             74
  Long-term borrowings . . . . . . . . . . . . . . . . . . .         21,191         15,845
  Repayment of long-term borrowings. . . . . . . . . . . . .        (15,970)       (13,032)
                                                                    -------        -------
            Net cash provided by
              financing activities . . . . . . . . . . . . .          5,393          2,887
                                                                    -------        -------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .           (254)           675

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . . . . . . .          3,330          3,129
                                                                    -------        -------
  End of period. . . . . . . . . . . . . . . . . . . . . . .        $ 3,076        $ 3,804
                                                                    -------        -------
                                                                    -------        -------

CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,636        $ 2,351
                                                                    -------        -------
                                                                    -------        -------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .        $  (554)       $  (558)
                                                                    -------        -------
                                                                    -------        -------


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of September 30, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Stock Option Exercises

Options were exercised for 18,000 shares and 11,666 shares of Company stock under the Company's stock option plans during the nine months ended September 30, 1996, and September 30, 1995, respectively.

(3)  Change in Estimated Useful Life

The Company changed the estimated useful life of certain revenue equipment as of July 1, 1995. The change resulted in a decrease in depreciation expense of $144,000 and an increase in net income of $86,000 or $0.03 per share for the three months ended September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the third quarter of 1996 increased 4.7 percent over the same period last year. Operating revenue for the nine months ended September 30, 1996, increased 5.4 percent over the same period in 1995. These increases resulted from the transportation of additional freight associated with moderate additions to the Company's fleet. Fuel surcharges implemented to offset an increase in the cost of diesel fuel represented 0.6 percent of revenue for the first nine months of 1996.

Operating expenses as a percent of revenue for the third quarter of 1996 were
93.9 percent, compared with 91.6 percent for the third quarter of 1995. This ratio for the first nine months of 1996 was 95.4 percent, compared with 91.2 percent in 1995. Operating expenses in 1996 increased 7.4 percent and 10.2 percent for the third quarter and the first nine months, respectively. The transportation of additional freight caused many of the expense categories to increase. The Company continued to increase the number of independent contractor-owned vehicles in 1996, causing an increase in purchased transportation expense. Marten's use of additional independent contractors decreased salaries, wages and benefits expense and fuel and fuel tax expense relative to revenue, as these expenses are assumed by independent contractors. Fuel and fuel tax expense in 1996 increased due to higher diesel fuel prices. Depreciation expense increased due to the continued expansion of Marten's fleet.

Interest expense for the third quarter of 1996 increased 11.8 percent over the same period in 1995. Interest expense for the first nine months of 1996 increased 9.7 percent over 1995. These increases are due to additional long-term debt associated with revenue equipment purchases.

The Company recorded net income of $858,000, or 29 cents per share for the third quarter of 1996, compared with net income of $1,339,000, or 45 cents per share in 1995. Net income for the nine months ended September 30, 1996, was $1,471,000, or 50 cents per share, compared with $4,068,000, or $1.37 per share in 1995. These decreases are attributed to increased operating expenses without a corresponding increase in average freight rates.

CAPITAL RESOURCES AND LIQUIDITY

Marten continued to invest in new, more efficient revenue equipment in 1996. These purchases were funded using cash flow from operations and long-term debt collateralized by the new equipment.

The Company has historically operated with a working capital deficit caused primarily by current maturities of long-term debt related to revenue equipment purchases. Marten's operating profits, short turnover in accounts receivable and cash management practices have funded working capital needs. Short-term borrowings have not been and are not expected to be used to meet working capital requirements. The Company's working capital deficit at September 30, 1996, increased to $12.9 million from $10.8 million at December 31, 1995, due primarily to additional accruals for insurance and claims expense. Management believes the Company's liquidity is adequate to meet anticipated near-term operating requirements.

The Company is committed to purchase an additional $10 million of new revenue equipment, net of trade-in allowances, during the remainder of 1996.

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


ITEM 6.   Exhibits and Reports on Form 8-K:

          a)   Exhibits:

               Item No.       Item                Method of Filing
               --------       ----                ----------------

               27.1           Financial Data
                              Schedule . . . .    Filed herewith.

          b)   Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)
Dated:  November 12, 1996          By:          /s/ Darrell D. Rubel
                                        -----------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                 For the Fiscal Quarter Ended September 30, 1996

          Item No.            Item                     Method of Filing
          --------            ----                     ----------------
          27.1                Financial Data
                              Schedule . . . . . . .   Filed herewith.