Form 10-K405
period 1996-12-31
MARTEN TRANSPORT LTD
filed 1997-03-31
CIK 799167

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:         Commission file number:
               DECEMBER 31, 1996                     0-15010

                              ____________________

                               MARTEN TRANSPORT, LTD.
              (Exact name of registrant as specified in its charter)



               DELAWARE                              39-1140809
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

          129 MARTEN STREET                            54755
         MONDOVI, WISCONSIN                          (Zip Code)
  (Address of principal executive offices)



         Registrant's telephone number, including area code:  (715) 926-4216

          Securities registered pursuant to Section 12(b) of the Act:  NONE
             Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 ____________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 21, 1997, 2,959,616 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $14,504,592.

    Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 13, 1997 (the "1997 Proxy Statement").

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

        As of December 31, 1996, the Company operated a fleet consisting of 1,174 tractors and 1,589 trailers (all of which are protective service trailers). Of the total fleet, 929 tractors and 1,586 trailers were Company-owned and 245 tractors and 3 trailers were under contract with independent contractors who also provide the services of a driver satisfactory to the Company. As of December 31, 1996, the Company had 1,261 employees, including 989 drivers, none of whom is represented by a collective bargaining unit.

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

        (C) NARRATIVE DESCRIPTION OF BUSINESS.

        The Company specializes in protective service transportation of foods, chemicals and other products that require temperature controlled or insulated carriage. The Company also provides carriage of dry freight for customers requiring the special services the Company offers. In 1996, the Company derived approximately 75% of its revenue from hauling products requiring protective service and 25% of its revenue from hauling dry freight. Most of the Company's dry freight loads require special services the Company offers or permit the Company to position its equipment for hauling protective service loads. The specialized transportation services offered by the Company include:

        / /  dependable, late model tractors which  allow timely deliveries

        / /   late model temperature controlled trailers

        / /   scheduled pickups and deliveries

        / /   assistance in loading and unloading

        / / the availability of extra trailers that can be placed for the convenience of customers

        / / sufficient equipment to respond promptly to customers' varying requirements

        / / an on-line computer system which allows customers to obtain information regarding the status of deliveries

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

        A key element of the Company's emphasis on service is its strong commitment to accommodating the individualized requirements of its customers. The Company has developed an electronic data interchange ("EDI") system, through which the Company can provide its customers with current information regarding the location and status of shipments in transit. This system also allows customers to place orders, and the Company to bill customers, electronically. The Company also utilizes a satellite tracking system that enhances monitoring of truck and shipment locations.

        The Company maintains marketing offices in its Wisconsin headquarters, as well as other selected locations throughout the United States. Marketing personnel travel in their assigned regions to solicit new customers and maintain contact with existing customers. Once a customer relationship is established, the primary Company contact is one of the Company's customer service managers. Working from the Company's terminal in Mondovi, Wisconsin, the customer service managers regularly contact existing customers to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby following a completed haul. Each customer service manager is assigned to particular customers and is responsible for monitoring overall transportation and service requirements as well as freight movements for each assigned customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile factor of 6.9% in 1996.

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

        The Company derived approximately 13% of its revenue in 1996 and 11% of its revenue in 1995 from a single customer, The Pillsbury Company. The Company derived approximately 12% of its revenue in 1994 from the Phillip Morris group of companies, which included 11 different accounts in 1994.

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

        The Company's primary traffic lanes are between the Midwest and the West Coast, Pacific Northwest, Southwest, Southeast, East Coast and from California to the Pacific Northwest. The average length of a trip (one-way) was 1,095 miles during 1996, 1,145 miles during 1995 and 1,132 miles during 1994. The Company's loads generally move from origin directly to destination, thus eliminating any need for freight terminals. The Company operates maintenance facilities in Mondovi, Wisconsin; Ontario, California; Wilsonville, Oregon; and Jonesboro, Georgia.

        The Company has agreements with various fuel distributors which enable drivers to purchase fuel at a discount while in transit. The Company also purchases fuel in bulk in Mondovi and at its maintenance facilities.

DRIVERS

        As of December 31, 1996, the Company employed 989 drivers and had contracts with independent contractors for the services of 245 tractors that provide both a tractor and a qualified driver for the Company's use. The Company recruits drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1996, was 1 to 1. None of the Company's drivers is represented by a collective bargaining unit. The Company's turnover of drivers was approximately 70% in 1996, which the Company believes is in line with turnover rates in the industry, based on industry surveys.

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

        Company-employed drivers receive a fixed rate per mile which is increased based on the driver's length of service. Drivers are also eligible for bonuses based upon safe, efficient driving. The Company believes that its compensation program provides an important incentive to attract and retain qualified drivers. Drivers that have been with the Company for at least six months are also eligible to purchase shares of Company Common Stock pursuant to a stock purchase plan sponsored by the Company, which provides that the Company will pay the brokerage commissions on purchases and the costs of administering the plan.

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

         The Company's policy is to purchase tractors and trailers manufactured to Company specifications. The Company's tractors are manufactured by Freightliner, Kenworth or Peterbilt. Most of the Company's tractors are equipped with 370/430 horsepower Detroit Diesel or Cummins engines, which are designed to enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by the Company's equipment, such as mountainous terrain and maximum weight loads. Most of the Company's single van trailers are manufactured by Utility, Great Dane or Wabash and are equipped with Thermo-King cooling and heating equipment. The current cost of a temperature-controlled, protective service trailer is approximately $40,000. Standardization of equipment enables the Company to simplify driver training, control the cost of spare parts inventory, enhance its preventive maintenance program and increase fuel economy.

        The following table shows the type and age of equipment owned by the Company as of December 31, 1996:


                      Model year         Tractors      Single  van trailers
                        1997               124                180
                        1996               342                496
                        1995               256                262
                        1994               157                240
                        1993                49                277
                        1992                 1                109
                        1991               ---                 14
                        1990               ---                  6
                        1989               ---                  2
                                         -----              -----
                        Total              929              1,586
                                         -----              -----

        The single van refrigerated trailers are 48 feet long (977 trailers) or 53 feet long (609 trailers) by 102 inches wide with a minimum of 102 inches of inside height.

        The Company's policy is to replace its tractors and trailers based on factors such as age, the market for used equipment and improvements in technology and fuel efficiency. In 1997, the Company plans to purchase 157 tractors (for which 121 tractors will be traded) and 300 trailers (for which 107 trailers will be traded).

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

EMPLOYEES

        As of December 31, 1996, the Company employed 1,261 people, of whom 989 were drivers, 109 were mechanics and maintenance personnel and 163 were support personnel, including management and administration. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

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

        The Company also has operating authority in the Canadian Provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.

ITEM 2. PROPERTIES

        The Company's executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin, and currently consists of approximately 28,000 square feet of office space and approximately 21,000 square feet of equipment repair and maintenance space. It was originally constructed in 1965 and was expanded in 1971, 1980, 1987 and 1993.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers and their ages along with the offices held as of March 1, 1997, are as follows:


        Name                    Age    Position
        ----                    ---    ---------
        Randolph L. Marten      44     Chairman of the Board, President,
                                       Chief Operating Officer and Director

        Darrell D. Rubel        51     Executive Vice President, Chief Financial
                                       Officer, Treasurer, Assistant Secretary and
                                       Director

        Timothy P. Nash         45     Vice President of Sales

        Franklin J. Foster      40     Vice President of Finance

        Robert G. Smith         53     Vice President of Operations


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

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information under the caption "Common Stock Data" on page 20 of the Company's 1996 Annual Report is incorporated herein by reference.

        The Company did not have any unregistered sales of equity securities during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

        The financial information under the caption "Five-Year Financial Summary" on page 10 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Financial Statements and the report of its independent public accountants on pages 12 through 19 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        A. DIRECTORS OF THE REGISTRANT.

        The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

        B. EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

        C. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information contained under the caption "Section 16 Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Election of Directors--Director Compensation" and "Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENTS:

                The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

                Report of Independent Public Accountants - page 19

                Balance Sheets as of December 31, 1996 and 1995 - page 12

                Statements of Operations for the years ended December 31, 1996, 1995 and 1994 - page 13

                Statements of Changes in Shareholders' Investment for the years ended December 31, 1996, 1995 and 1994 - page 13

                Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 -page 14

                Notes to Financial Statements - page 15 - 19

             2. FINANCIAL STATEMENT SCHEDULES:

                None.

             3. EXHIBITS:

                The exhibits to this Report are listed in the Exhibit Index on pages 11 -13 of this Annual Report on Form 10-K. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 26, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, Marten Transport, Ltd., 129 Marten Street, Mondovi, Wisconsin 54755.

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

                   (1) Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

                   (2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

                   (3) Employment Agreement, dated May 1, 1993, between the Company and Darrell D. Rubel.

                   (4)  Marten Transport, Ltd. 1995 Stock Incentive Plan.


         (B) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 1997                     MARTEN TRANSPORT, LTD.


                                          By /s/ Randolph L. Marten
                                             --------------------------------
                                             Randolph L. Marten
                                             Chairman of the Board,
                                             President and Chief
                                             Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                    Title


      /s/ Randolph L. Marten                 Chairman of the Board,
----------------------------------           President, Chief Operating
        Randolph L. Marten                   Officer (Principal Executive
                                             Officer) and Director

     /s/ Darrell D. Rubel                    Executive Vice President, Chief
----------------------------------           Financial Officer, Treasurer,
      Darrell D. Rubel                       Assistant Secretary (Principal
                                             Financial and Accounting Officer)
                                             and Director

     /s/ Larry B. Hagness
----------------------------------           Director
        Larry B. Hagness


    /s/ Thomas J. Winkel
----------------------------------           Director
       Thomas J. Winkel


    /s/ Jerry M. Bauer
----------------------------------           Director
       Jerry M. Bauer

                                MARTEN TRANSPORT, LTD.
                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



ITEM NO.                ITEM                                        METHOD OF FILING
3.1        Certificate of Incorporation of the Company . . . . . . Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
                                                                   on Form S-8 (File No. 33-75648).

3.2        Bylaws of the Company . . . . . . . . . . . . . . . . . Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement
                                                                   on Form S-8 (File No. 33-75648).

4.1        Specimen form of the Company's
           Common Stock Certificate . . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
                                                                   on Form S-1 (File No. 33-8108).

4.2        Certificate of Incorporation of the Company . . . . . . See Exhibit 3.1

4.3        Bylaws of the Company . . . . . . . . . . . . . . . . . See Exhibit 3.2

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

10.1      Marten Transport, Ltd. 1986 Incentive
          Stock Option Plan, as amended . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10.1 to the
                                                                   Company's Annual Report on Form 10-K for the fiscal
                                                                   year ended December 31, 1986 (File No. 0-15010).
10.2      Marten Transport, Ltd. 1986 Non-Statutory
          Stock Option Plan, as amended . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10.2 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1987 (File No. 0-15010).


10.3      Real Estate Lease dated November 29, 1994
          between the Company, as Lessee, and
          R & R Properties and Randolph L. Marten, as Lessor . . . Incorporated by reference to Exhibit 10.3 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1994 (File No. 0-15010).

10.4      Stock Restriction Agreement among
          Roger R. Marten, Randolph L. Marten
          and Darrell D. Rubel . . . . . . . . . . . . . . . . . . Incorporated by reference to Exhibit 10.5 to the Company's
                                                                   Registration Statement on Form S-1 (File No. 33-8108).

10.5      Agreement on Credit Terms dated as
          of January 5, 1990 between the Company
          and First Bank National Association . . . . . . . . . .  Incorporated by reference to Exhibit 10.10 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1989 (File No. 0-15010).

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

10.7      Lease Agreement and Supplement No. 1
          to Lease Agreement dated April 1, 1990
          between the Company and Barclays Leasing, Inc. . . . . . Incorporated by reference to Exhibit 10.12 to the Company's
                                                                   Annual Report on Form 10-K  for the fiscal year ended
                                                                   December 31, 1990 (File No. 0-15010).
10.8      Lease Agreement dated September 12, 1990
          between the Company and Truck Country of WI, Inc. . . .  Incorporated by reference to Exhibit 10.13 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1991 (File No. 0-15010).

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

10.12     Employment Agreement dated May 1,
          1993 between the Company and Darrell D. Rubel. . . . . . Incorporated by reference to Exhibit 19.1 to the
                                                                   Company's Quarterly Report on Form 10-Q for the
                                                                   quarter ended June 30, 1993 (File No. 0-15010)

10.13     Stock Redemption Agreement dated
          June 21, 1994 between the Company
          and Darrell D. Rubel, as Personal
          Representative of the Estate of Roger R. Marten . . . .  Incorporated by reference to Exhibit 10.16 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1994 (File No. 0-15010).

10.14     Marten Transport, Ltd. 1995 Stock Incentive Plan . . . . Incorporated by reference to Exhibit 10.18 to the Company's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1994 (File No. 0-15010).

13.1      1996 Annual Report to Shareholders-pages 10-21. . . . .  Filed herewith.

23.1      Consent of Arthur Andersen LLP. . . . . . . . . . . . .  Filed herewith.

27.1      Financial Data Schedule . . . . . . . . . . . . . . . .  Filed herewith.
