Form 10-Q
period 1997-03-31
MARTEN TRANSPORT LTD
filed 1997-05-12
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                                March 31, 1997

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

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,959,616 as of March 31, 1997.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         1997           1996
                                                     -----------    ------------
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $  2,867       $  3,028
     Receivables . . . . . . . . . . . . . . . . . .    18,352         19,433
     Prepaid expenses. . . . . . . . . . . . . . . .     6,620          6,339
     Deferred income taxes . . . . . . . . . . . . .     3,222          3,456
                                                      --------       --------
         Total current assets. . . . . . . . . . . .    31,061         32,256

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . . . . .   145,144        140,824
     Accumulated depreciation  . . . . . . . . . . .   (36,688)       (34,945)
                                                      --------       --------
         Net property and equipment. . . . . . . . .   108,456        105,879
                                                      --------       --------
               TOTAL ASSETS. . . . . . . . . . . . .  $139,517       $138,135
                                                      --------       --------
                                                      --------       --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities. . . .  $ 10,240       $ 11,024
     Insurance and claims accruals . . . . . . . . .    12,881         13,558
     Current maturities of long-term debt. . . . . .    21,179         20,100
                                                      --------       --------
         Total current liabilities . . . . . . . . .    44,300         44,682

  Long-term debt, less current maturities  . . . . .    34,598         33,505
  Deferred income taxes. . . . . . . . . . . . . . .    20,125         19,904
                                                      --------       --------
         Total liabilities . . . . . . . . . . . . .    99,023         98,091

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       2,959,616 shares issued
       and outstanding . . . . . . . . . . . . . . .        30             30
     Additional paid-in capital. . . . . . . . . . .     9,581          9,581
     Retained earnings . . . . . . . . . . . . . . .    30,883         30,433
                                                      --------       --------
         Total shareholders'
         investment. . . . . . . . . . . . . . . . .    40,494         40,044
                                                      --------       --------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' INVESTMENT. . . . . . .  $139,517       $138,135
                                                      --------       --------
                                                      --------       --------

The accompanying notes are an integral part of these balance sheets.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                        1997           1996
                                                        ----           ----

OPERATING REVENUE. . . . . . . . . . . . . . . . . .   $38,553        $34,609

OPERATING EXPENSES:
  Salaries, wages and benefits . . . . . . . . . . .    12,465         12,383
  Purchased transportation . . . . . . . . . . . . .     6,854          4,003
  Fuel and fuel taxes. . . . . . . . . . . . . . . .     6,472          6,125
  Supplies and maintenance . . . . . . . . . . . . .     3,260          3,708
  Depreciation . . . . . . . . . . . . . . . . . . .     4,202          3,837
  Operating taxes and licenses . . . . . . . . . . .       803            784
  Insurance and claims . . . . . . . . . . . . . . .     1,100          2,013
  Communications and utilities . . . . . . . . . . .       521            446
  Gain on disposition of revenue
    equipment. . . . . . . . . . . . . . . . . . . .       (63)        (1,128)
  Other. . . . . . . . . . . . . . . . . . . . . . .     1,180          1,116
                                                       -------        -------

        Total operating expenses . . . . . . . . . .    36,794         33,287
                                                       -------        -------

OPERATING INCOME . . . . . . . . . . . . . . . . . .     1,759          1,322

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . . . . . . . .     1,028            845
  Interest income and other. . . . . . . . . . . . .       (20)           (24)
                                                       -------        -------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .       751            501

PROVISION FOR INCOME TAXES . . . . . . . . . . . . .       301            200
                                                       -------        -------

NET INCOME . . . . . . . . . . . . . . . . . . . . .   $   450        $   301
                                                       -------        -------
                                                       -------        -------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . . . . . . . . .   $  0.15        $  0.10
                                                       -------        -------
                                                       -------        -------

Weighted average common and common
  equivalent shares outstanding. . . . . . . . . . .     2,967          2,962
                                                       -------        -------
                                                       -------        -------


The accompanying notes are an integral part of these statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         1997           1996
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . . . .    $  450         $  301
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
         Depreciation  . . . . . . . . . . . . . . .     4,202          3,837
         Gain on disposition of revenue
           equipment . . . . . . . . . . . . . . . .       (63)        (1,128)
         Deferred tax provision. . . . . . . . . . .       455            446
         Changes in other current
           operating items . . . . . . . . . . . . .      (661)        (1,853)
                                                       -------        -------
             Net cash provided by
               operating activities. . . . . . . . .     4,383          1,603
                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . . . .    (6,611)        (5,246)
    Building and land, office equipment,
      and other additions, net . . . . . . . . . . .      (105)          (191)
                                                       -------        -------

             Net cash used for investing
               activities. . . . . . . . . . . . . .    (6,716)        (5,437)
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . . . . . .     7,795          9,054
  Repayment of long-term borrowings. . . . . . . . .    (5,623)        (5,639)
                                                       -------        -------

              Net cash provided by
               financing activities. . . . . . . . .     2,172          3,415
                                                       -------        -------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .      (161)          (419)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . . .     3,028          3,330
                                                       -------        -------
  End of period. . . . . . . . . . . . . . . . . . .    $2,867         $2,911
                                                       -------        -------
                                                       -------        -------

CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . . . . . .    $1,012         $  860
                                                       -------        -------
                                                       -------        -------
 Income taxes . . . . . . . . . . . . . . . . . . .    $  (23)        $ (348)
                                                       -------        -------
                                                       -------        -------


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of March 31, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the first quarter of 1997 increased 11.4 percent over the first quarter of 1996. This increase was primarily the result of transporting additional freight associated with moderate additions to the Company's fleet. Additionally, fuel surcharges implemented to partially offset an increase in the cost of diesel fuel represented 1.7 percent of revenue in the first quarter of 1997.

Operating expenses for the first quarter of 1997 were 95.4 percent of operating revenue, versus 96.2 percent for the same period in 1996. Most expense categories increased in 1997 due to the transportation of additional freight and an increase in the Company's fleet. Purchased transportation expense also increased due to a higher number of independent contractor-owned vehicles. Marten's use of independent contractor-owned vehicles reduces the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. The independent contractors assume these expenses. Fuel and fuel tax expense increased due to higher average diesel fuel prices in the first quarter of 1997 compared with the same period in 1996. Insurance and claims expense decreased due to continued favorable accident experience combined with adequate loss reserves. The significant decrease in gains on disposition of revenue equipment was primarily caused by a decrease in the market value realized for used equipment.

Interest expense for the three months ended March 31, 1997, increased over the same period in 1996 primarily due to additional long-term debt associated with revenue equipment purchases.

Marten recorded net income of $450,000, or 15 cents per share, for the first quarter of 1997. This compares with net income of $301,000, or 10 cents per share, for the first quarter of 1996. The improvement in net income resulted from continued growth of revenue and management's control of expenses.

CAPITAL RESOURCES AND LIQUIDITY

Marten continued to replace its fleet with new, more efficient revenue equipment in 1997. These purchases were funded using cash flow from operations and long-term debt collateralized by the new equipment. The Company has committed to purchase an additional $12 million of new revenue equipment, net of trade-in allowances, during the remainder of 1997. Management expects to fund these expenditures using cash flow from operations and additional long-term debt.

The working capital deficit at March 31, 1997, increased to $13.2 million from $12.4 million at December 31, 1996. This change was due primarily to an increase in long-term debt causing a corresponding increase in current maturities. Marten has historically operated with a working capital deficit caused primarily by current maturities of long-term debt related to the acquisition of revenue equipment. The Company's operating profits, short turnover in accounts receivable and cash management practices have adequately funded working capital requirements. Marten has not used short-term borrowings to meet working capital needs and does not anticipate the use of such borrowings in 1997. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

                           PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings.

          There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.



ITEM 2.   Change in Securities.

          None


ITEM 3.   Defaults Upon Senior Securities.

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None


ITEM 5.   Other Information.

          None


ITEM 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibit 27.1   Financial Data Schedule.

          b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              MARTEN TRANSPORT, LTD.
                              (Registrant)
Dated:  May 12, 1997          By:        /s/ Darrell D. Rubel
                                   ---------------------------------
                                   Darrell D. Rubel
                                   Executive Vice President and Treasurer
                                   (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                   For the Fiscal Quarter Ended March 31, 1997


          Item No.       Item                     Method of Filing
          --------       ----                     ----------------

          27.1           Financial Data
                         Schedule . . . . . . . . Filed herewith electronically.