Form 10-Q
period 1997-06-30
MARTEN TRANSPORT LTD
filed 1997-08-12
CIK 799167

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                               June 30, 1997

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

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,959,616 as of June 30, 1997.

                            PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MARTEN TRANSPORT, LTD.
                               CONDENSED BALANCE SHEETS
                       (In thousands, except share information)
                                     (Unaudited)

                                                       June 30,   December 31,
                                                         1997         1996
                                                      ---------   ------------

ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . .        $  3,457       $  3,028
     Receivables . . . . . . . . . . . . . . .          19,303         19,433
     Prepaid expenses. . . . . . . . . . . . .           5,728          6,339
     Deferred income taxes . . . . . . . . . .           3,171          3,456
                                                      --------       --------

          Total current assets . . . . . . . .          31,659         32,256

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . .         147,241        140,824
     Accumulated depreciation. . . . . . . . .         (37,758)       (34,945)
                                                      --------       --------

          Net property and equipment . . . . .         109,483        105,879

  Other assets . . . . . . . . . . . . . . . .             633             --
                                                      --------       --------

              TOTAL ASSETS . . . . . . . . . .        $141,775       $138,135
                                                      --------       --------
                                                      --------       --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities.        $  8,949       $ 11,024
     Insurance and claims accruals . . . . . .          12,214         13,558
     Current maturities of long-term debt. . .          21,938         20,100
                                                      --------       --------

          Total current liabilities. . . . . .          43,101         44,682

  Long-term debt, less current maturities. . .          35,451         33,505
  Deferred income taxes. . . . . . . . . . . .          20,864         19,904
                                                      --------       --------

          Total liabilities. . . . . . . . . .          99,416         98,091

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       2,959,616 shares issued
       and outstanding . . . . . . . . . . . .              30             30
     Additional paid-in capital. . . . . . . .           9,581          9,581
     Retained earnings . . . . . . . . . . . .          32,748         30,433
                                                      --------       --------

          Total shareholders' investment . . .          42,359         40,044
                                                      --------       --------

              TOTAL LIABILITIES AND
              SHAREHOLDERS' INVESTMENT. . . ..        $141,775       $138,135
                                                      --------       --------
                                                      --------       --------

The accompanying notes are an integral part of these balance sheets.



                                                           MARTEN TRANSPORT, LTD.
                                                       CONDENSED STATEMENTS OF INCOME
                                                  (In thousands, except per share amounts)
                                                                 (Unaudited)

                                                  Three Months                  Six Months
                                                 Ended June 30,                Ended June 30,
                                              1997           1996            1997           1996
                                              ----           ----            ----           ----

OPERATING REVENUE. . . . . . . . . .         $43,817        $35,979        $82,370        $70,588

OPERATING EXPENSES:
  Salaries, wages and benefits . . .          12,743         12,520         25,208         24,903
  Purchased transportation . . . . .           9,165          4,617         16,019          8,620
  Fuel and fuel taxes. . . . . . . .           6,362          6,662         12,834         12,787
  Supplies and maintenance . . . . .           3,828          3,263          7,088          6,971
  Depreciation . . . . . . . . . . .           4,278          3,945          8,480          7,782
  Operating taxes and licenses . . .             854            826          1,657          1,610
  Insurance and claims . . . . . . .             867          1,832          1,967          3,845
  Communications and utilities . . .             521            422          1,042            868
  Gain on disposition of revenue
    equipment. . . . . . . . . . . .             (46)          (465)          (109)        (1,593)
  Other. . . . . . . . . . . . . . .           1,127            995          2,307          2,111
                                             -------        -------        -------        -------

         Total operating expenses. .          39,699         34,617         76,493         67,904
                                             -------        -------        -------        -------

OPERATING INCOME . . . . . . . . . .           4,118          1,362          5,877          2,684

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . .           1,051            870          2,079          1,715
  Interest income and other. . . . .             (41)           (28)           (61)           (52)
                                             -------        -------        -------        -------

INCOME BEFORE INCOME TAXES . . . . .           3,108            520          3,859          1,021

PROVISION FOR INCOME TAXES . . . . .           1,243            208          1,544            408
                                             -------        -------        -------        -------

NET INCOME . . . . . . . . . . . . .         $ 1,865        $   312        $ 2,315        $   613
                                             -------        -------        -------        -------
                                             -------        -------        -------        -------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . .         $  0.63        $  0.11        $  0.78        $  0.21
                                             -------        -------        -------        -------
                                             -------        -------        -------        -------

Weighted average common and common
  equivalent shares outstanding. . .           2,967          2,964          2,967          2,963
                                             -------        -------        -------        -------
                                             -------        -------        -------        -------




The accompanying notes are an integral part of these statements.

                                MARTEN TRANSPORT, LTD.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . .        $ 2,315        $   613
    Adjustments to reconcile net
       income to net cash flows
       from operating activities:
          Depreciation . . . . . . . . . . .          8,480          7,782
          Gain on disposition of revenue
            equipment. . . . . . . . . . . .           (109)        (1,593)
          Deferred tax provision . . . . . .          1,245            684
          Changes in other current
            operating items. . . . . . . . .         (2,678)         1,483
                                                    -------        -------
              Net cash provided by
               operating activities. . . . .          9,253          8,969
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . .        (11,780)       (12,846)
    Building and land, office equipment,
       and other additions, net. . . . . . .           (195)          (272)
  Net change in other assets . . . . . . . .           (633)            --
                                                    -------        -------
              Net cash used for investing
               activities. . . . . . . . . .        (12,608)       (13,118)
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . .             --             33
  Long-term borrowings . . . . . . . . . . .         15,736         14,092
  Repayment of long-term borrowings. . . . .        (11,952)       (10,608)
                                                    -------        -------
              Net cash provided by
               financing activities. . . . .          3,784          3,517
                                                    -------        -------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . . . . . . . . .            429           (632)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . .          3,028          3,330
                                                    -------        -------
  End of period. . . . . . . . . . . . . . .        $ 3,457        $ 2,698
                                                    -------        -------
                                                    -------        -------

CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . .        $ 2,085        $ 1,729
                                                    -------        -------
                                                    -------        -------
  Income taxes . . . . . . . . . . . . . . .        $     4        $  (292)
                                                    -------        -------
                                                    -------        -------


The accompanying notes are an integral part of these statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of June 30, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the second quarter of 1997 increased 21.8 percent over the same period of 1996. Operating revenue for the first six months of 1997 increased 16.7 percent over the same period last year. These increases were primarily the result of transporting additional freight associated with improved customer demand and a moderate increase in the Company's fleet. Marten's equipment utilization, measured by average miles per tractor, and average freight rates increased in 1997. Additionally, fuel surcharges implemented to partially offset an increase in the cost of diesel fuel represented 1.2 percent of revenue in the first half of 1997 compared with 0.6 percent for the first six months of 1996.

Operating expenses as a percent of operating revenue for the second quarter of 1997 were 90.6 percent, compared with 96.2 percent for the second quarter of 1996. This ratio for the first six months of 1997 was 92.9 percent, compared with 96.2 percent in the same period of 1996. Most expense categories increased in 1997, due to transportation of additional freight and expansion of Marten's fleet. Marten continued to increase the number of independent contractor-owned vehicles in 1997, resulting in an increase in purchased transportation expense. The Company's use of independent contractor-owned vehicles reduced the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. These expenses are assumed by the independent contractors. Fuel and fuel taxes expense was also impacted by fluctuations in the price of diesel fuel in 1997. Fuel prices increased in the first quarter and decreased in the second quarter when compared with the same periods of 1996. Insurance and claims expense in 1997 decreased due to continued favorable accident experience combined with adequate loss reserves. Gain on disposition of revenue equipment significantly decreased in 1997, primarily due to a decrease in the market value realized for used revenue equipment.

Interest expense as a percent of revenue for the three months and six months ended June 30, 1997, remained at 1996 levels.

Marten recorded net income of $1,865,000, or 63 cents per share, for the second quarter of 1997, compared with net income of $312,000, or 11 cents per share, for the same period in 1996. Net income for the six months ended June 30, 1997, was $2,315,000, or 78 cents per share. This compares with net income of $613,000, or 21 cents per share, for the same period in 1996. The improvement in operating results can be attributed to increased revenue combined with management's control of expenses.

CAPITAL RESOURCES AND LIQUIDITY

The Company continued to replace its fleet with new, more efficient revenue equipment in 1997. Marten is committed to purchase an additional $7 million of new revenue equipment, net of trade-in allowances, during the remainder of 1997. These expenditures were, and are expected to be, funded using cash flow from operations and long-term debt collateralized by the new equipment.

Marten has historically operated with a working capital deficit caused primarily by current maturities of long-term debt associated with the acquisition of revenue equipment. Working capital requirements have been adequately funded by the Company's operating profits, short turnover in accounts receivable and cash management practices. Short-term borrowings have not been and are not expected to be used to meet working capital needs.

The Company's working capital deficit at June 30, 1997, decreased to $11.4 million from $12.4 million at December 31, 1996. This change resulted from a decrease in both insurance and claims accruals and in current payables associated with revenue equipment purchases. These decreases were partially offset by an increase in current maturities of long-term debt caused by additional long-term borrowing. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

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

         None


ITEM 3.  Defaults Upon Senior Securities.

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Company was held on May 13, 1997. The following items were voted upon at the annual meeting:

              (a) Five incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 1998. No votes were cast against any nominee. The following summarizes the votes cast for, votes withheld, and broker non-votes with respect to each nominee:

                                                                   Broker
              Nominee                Votes For    Votes Withheld   Non-Votes
              -------                ---------    --------------   ---------
              Randolph L. Marten     2,865,045         2,020         -0-
              Darrell D. Rubel       2,865,045         2,020         -0-
              Larry B. Hagness       2,865,045         2,020         -0-
              Thomas J. Winkel       2,865,045         2,020         -0-
              Jerry M. Bauer         2,865,045         2,020         -0-

              (b) The stockholders also approved the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1997, by a vote of 2,863,440 shares in favor, 3,555 shares opposed, and 70 shares abstaining.


ITEM 5.  Other Information.

         None


ITEM 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibit 27.1 Financial Data Schedule.

         b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             MARTEN TRANSPORT, LTD.
                             (Registrant)

Dated:  August 12, 1997      By:        /s/ Darrell D. Rubel
                                  ---------------------------------
                                  Darrell D. Rubel
                                  Executive Vice President and Treasurer
                                  (Chief Financial Officer)

                                MARTEN TRANSPORT, LTD.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                      For the Fiscal Quarter Ended June 30, 1997


              Item No.       Item              Method of Filing

              27.1           Financial Data
                             Schedule. . . .   Filed herewith electronically.