Form 10-Q
period 1997-09-30
MARTEN TRANSPORT LTD
filed 1997-11-12
CIK 799167

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended:                               September 30, 1997

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
The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 2,960,616 as of September 30, 1997.

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            MARTEN TRANSPORT, LTD.
                           CONDENSED BALANCE SHEETS
                   (In thousands, except share information)


                                                 September 30,   December 31,
                                                      1997            1996
                                                 --------------  ------------
                                                  (Unaudited)      (Audited)
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . . .      $  2,433    $  3,028
     Receivables . . . . . . . . . . . . . . . .        20,549      19,433
     Prepaid expenses. . . . . . . . . . . . . .         5,658       6,339
     Deferred income taxes . . . . . . . . . . .         4,914       3,456
                                                      --------    --------
         Total current assets. . . . . . . . . .        33,554      32,256

  Property and equipment:
     Revenue equipment, building and land,
      office equipment, and other  . . . . . . .       149,377     140,824
     Accumulated depreciation. . . . . . . . . .       (40,362)    (34,945)
                                                      --------    --------
         Net property and equipment. . . . . . .       109,015     105,879

  Other assets . . . . . . . . . . . . . . . . .           605          --
                                                      --------    --------
           TOTAL ASSETS. . . . . . . . . . . . .      $143,174    $138,135
                                                      --------    --------
                                                      --------    --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities. .      $ 11,788    $ 11,024
     Insurance and claims accruals . . . . . . .        12,366      13,558
     Current maturities of long-term debt. . . .        21,376      20,100
                                                      --------    --------
         Total current liabilities . . . . . . .        45,530      44,682

  Long-term debt, less current maturities. . . .        31,540      33,505
  Deferred income taxes. . . . . . . . . . . . .        21,806      19,904
                                                      --------    --------
         Total liabilities . . . . . . . . . . .        98,876      98,091

  Shareholders' investment:
     Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      2,960,616 and 2,959,616 shares issued
      and outstanding. . . . . . . . . . . . . .            30          30
     Additional paid-in capital. . . . . . . . .         9,596       9,581
     Retained earnings. . . . .. . . . . . . . .        34,672      30,433
                                                      --------    --------
         Total shareholders' investment. . . . .        44,298      40,044
                                                      --------    --------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' INVESTMENT. . . . . . .      $143,174    $138,135
                                                      --------    --------
                                                      --------    --------
The accompanying notes are an integral part of these balance sheets.

                                MARTEN TRANSPORT, LTD.
                            CONDENSED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                              Three Months            Nine Months
                                            Ended September 30,    Ended September 30,
                                             1997        1996        1997      1996
                                             ----        ----        ----      ----
OPERATING REVENUE. . . . . . . . . . .    $44,676      $37,593    $127,046     $108,181

OPERATING EXPENSES:
  Salaries, wages and benefits . . . .     13,086       12,756      38,294       37,659
  Purchased transportation . . . . . .      9,746        5,111      25,765       13,731
  Fuel and fuel taxes. . . . . . . . .      6,385        6,273      19,219       19,060
  Supplies and maintenance . . . . . .      3,593        3,496      10,681       10,467
  Depreciation . . . . . . . . . . . .      4,338        4,069      12,818       11,851
  Operating taxes and licenses . . . .        928          917       2,585        2,527
  Insurance and claims . . . . . . . .        779        1,676       2,746        5,521
  Communications and utilities . . . .        547          391       1,589        1,259
  Gain on disposition of revenue
    equipment. . . . . . . . . . . . .        (54)        (416)       (163)      (2,009)
  Other. . . . . . . . . . . . . . . .      1,155        1,011       3,462        3,122
                                         --------     --------    --------     --------
    Total operating expenses . . . . .     40,503       35,284     116,996      103,188
                                         --------     --------    --------     --------
OPERATING INCOME . . . . . . . . . . .      4,173        2,309      10,050        4,993

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . .      1,039          908       3,118        2,623
  Interest income and other. . . . . .        (72)         (30)       (133)         (82)
                                         --------     --------    --------     --------
INCOME BEFORE INCOME TAXES . . . . . .      3,206        1,431       7,065        2,452

PROVISION FOR INCOME TAXES . . . . . .      1,282          573       2,826          981
                                         --------     --------    --------     --------
NET INCOME . . . . . . . . . . . . . .    $ 1,924      $   858    $  4,239     $  1,471
                                         --------     --------    --------     --------
                                         --------     --------    --------     --------
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . .    $  0.65      $  0.29    $   1.43     $   0.50
                                         --------     --------    --------     --------
                                         --------     --------    --------     --------
Weighted average common and common
  equivalent shares outstanding. . . .      2,976        2,964       2,971        2,963
                                         --------     --------    --------     --------
                                         --------     --------    --------     --------

The accompanying notes are an integral part of these statements.

                                MARTEN TRANSPORT, LTD.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                         Nine Months
                                                     Ended September 30,
                                                       1997       1996
                                                       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . .    $ 4,239      $ 1,471
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
        Depreciation . . . . . . . . . . . . . .     12,818       11,851
        Gain on disposition of revenue
          equipment. . . . . . . . . . . . . . .       (163)      (2,009)
        Deferred tax provision.. . . . . . . . .        444        1,168
        Changes in other current
           operating items . . . . . . . . . . .       (863)       2,051
                                                   --------     --------
           Net cash provided by
            operating activities . . . . . . . .     16,475       14,532
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . . . .    (15,504)     (19,810)
    Building and land, office equipment,
      and other additions, net . . . . . . . . .       (287)        (369)
  Net change in other assets . . . . . . . . . .       (605)          --
                                                    -------     --------
           Net cash used for investing
            activities . . . . . . . . . . . . .    (16,396)     (20,179)
                                                    -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . .         15          172
  Long-term borrowings . . . . . . . . . . . . .     17,244       21,191
  Repayment of long-term borrowings. . . . . . .    (17,933)     (15,970)
                                                    -------     --------
           Net cash provided by (used for)
            financing activities.. . . . . . . .       (674)       5,393
                                                    -------     --------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .       (595)        (254)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . .      3,028        3,330
                                                    -------     --------
  End of period. . . . . . . . . . . . . . . . .    $ 2,433      $ 3,076
                                                    -------     --------
                                                    -------     --------
CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . . . .    $ 3,117      $ 2,636
                                                    -------     --------
                                                    -------     --------
  Income taxes . . . . . . . . . . . . . . . . .    $  (135)     $  (554)
                                                    -------     --------
                                                    -------     --------

The accompanying notes are an integral part of these statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows as of and for the three and nine month periods ended September 30, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Stock Option Exercises

Options were exercised for 1,000 shares and 18,000 shares of Company Common Stock, par value $.01 per share, under the Company's stock option plans during the nine months ended September 30, 1997, and September 30, 1996, respectively.

(3)   Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128), was issued in February 1997. Statement No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS with differences in the calculation of dilutive potential common shares. The Company is required to adopt Statement No. 128 in the fourth quarter of 1997, at which time all prior period EPS are to be restated. No differences exist between basic EPS, diluted EPS or EPS as currently reported for the three months and nine months ended September 30, 1997, and September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the third quarter of 1997 increased 18.8 percent over the same period of 1996. Operating revenue increased 17.4 percent for the first nine months of 1997 over the same period last year. The primary reason for these increases was the transportation of additional freight associated with improved customer demand and a moderate increase in Marten's fleet. The Company's average miles per tractor and average freight rates increased in 1997. Additionally, fuel surcharges represented 0.9 percent of revenue for the first nine months of 1997 compared with 0.6 percent for the same period of 1996.

Operating expenses for the third quarter of 1997 represented 90.7 percent of operating revenue, compared with 93.9 percent for the third quarter of 1996. Operating expenses for the first nine months of 1997 were 92.1 percent of operating revenue, compared with 95.4 percent in 1996. The transportation of additional freight and expansion of Marten's fleet caused most of the expense categories to increase. Purchased transportation expense increased in 1997 due to an increase in the number of independent contractor-owned vehicles. Marten's use of independent contractor-owned vehicles reduced the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. Independent contractors assume these expenses. Fuel and fuel taxes expense was also favorably impacted by a decrease in the price of diesel fuel for the third quarter of 1997 compared with the third quarter of 1996. Insurance and claims expense in 1997 decreased due to continued favorable accident experience. The significant decrease in the gain on disposition of revenue equipment was primarily caused by a decrease in the market value realized for used revenue equipment.

Interest expense as a percentage of revenue for the three months and nine months ended September 30, 1997, was consistent with 1996 levels.

The Company recorded net income of $1,924,000, or 65 cents per share, for the third quarter of 1997. This compares with net income in the 1996 third quarter of $858,000, or 29 cents per share. For the nine months ended September 30, 1997, Marten recorded net income of $4,239,000, or $1.43 per share, compared with $1,471,000, or 50 cents per share, in the same period of 1996. The improvement in net income resulted from continued increases in revenue and management's control of expenses.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," as discussed in Note 3 to the financial statements. This statement, effective in the fourth quarter of 1997, is expected to have minimal impact on Marten's earnings per share computation.

CAPITAL RESOURCES AND LIQUIDITY

Marten continued to invest in new, more efficient revenue equipment in 1997. The Company has committed to purchase an additional $3 million of new revenue equipment, net of trade-in allowances, through the end of 1997. These expenditures have been, and are expected to continue to be, funded using cash flow from operations and long-term debt collateralized by the new equipment. Additionally, the Company has committed to purchase $1.1 million of diesel fuel at a fixed price through mid-1998, which is expected to be funded using cash flow from operations.

The Company has historically operated with a working capital deficit primarily caused by current maturities of long-term debt related to revenue equipment purchases. Marten's operating profits, short turnover in accounts receivable and cash management practices have adequately funded working capital needs. Short-term borrowings have not been and are not expected to be used to meet working capital requirements. The Company's working capital deficit at September 30, 1997, decreased to $12.0 million from $12.4 million at December 31, 1996. This change was due primarily to an increase in the deferred income tax asset which was partially offset by an increase in current maturities of long-term debt. Management believes the Company's liquidity is adequate to meet expected near-term operating requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                Not applicable.

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

          b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   MARTEN TRANSPORT, LTD.
                                   (Registrant)


Dated:  November 12, 1997          By:        /s/ Darrell D. Rubel
                                        ---------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                                MARTEN TRANSPORT, LTD.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                   For the Fiscal Quarter Ended September 30, 1997


          Item No.       Item                Method of Filing
          --------       ----                ----------------
          27.1           Financial Data
                         Schedule. . . . . . Filed herewith electronically.