Form 10-K
period 1997-12-31
MARTEN TRANSPORT LTD
filed 1998-03-24
CIK 799167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended:                     Commission file number:
          DECEMBER 31, 1997                              0-15010

                            ------------------------

                             MARTEN TRANSPORT, LTD.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 39-1140809
      (State of incorporation)            (I.R.S. Employer Identification No.)

                               129 MARTEN STREET
                            MONDOVI, WISCONSIN 54755
                    (Address of principal executive offices)

                         Registrant's telephone number:
                                 (715) 926-4216

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 20, 1998, 4,477,645 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $33,751,568.

    Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to in this Report) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant's Proxy Statement for the annual meeting to be held May 12, 1998 (the "1998 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORWARD-LOOKING INFORMATION

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. ANY STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE CONSIDERED TO BE FORWARD-LOOKING STATEMENTS. WRITTEN WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE," OR OTHER VARIATIONS OF THESE OR SIMILAR WORDS, IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY, DEPENDING ON A VARIETY OF FACTORS.


                                       PART I


ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

      Marten Transport, Ltd. is a long-haul truckload carrier providing protective service and time- sensitive transportation. "Protective service transportation" means temperature controlled or insulated carriage of temperature-sensitive materials and general commodities. We have operating authority, both contract and common, granted by the Interstate Commerce Commission ("ICC") and are currently regulated by the United States Department of Transportation ("DOT") and the Federal Highway Administration ("FHWA").

      As of December 31, 1997, we operated a fleet of 1,317 tractors and 1,835 trailers. All of our trailers are protective service trailers. As of December 31, 1997, 934 tractors and 1,832 trailers in our fleet were company-owned and 383 tractors and 3 trailers were under contract with independent contractors. As of December 31, 1997, we had 1,239 employees, including 951 drivers. Our employees are not represented by a collective bargaining unit.

      Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

      Since our inception, substantially all of our revenue, operating profits and assets have related primarily to one business segment--long-haul truckload carriage of time-and temperature-sensitive materials and general commodities.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

      We specialize in protective service transportation of foods, chemicals and other products requiring temperature-controlled carriage or insulated carriage. We also provide dry freight carriage. In 1997, we earned approximately 78% of our revenue from hauling protective service products and 22% of our revenue from hauling dry freight. Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads. The specialized transportation services we offer include:

     -    dependable, late-model tractors allowing timely deliveries;

     -    late-model, temperature controlled trailers;

     -    scheduled pickups and deliveries;

     -    assistance in loading and unloading;

     -    availability of extra trailers placed for customers' convenience;

     -    sufficient equipment to respond promptly to customers' varying needs;
          and

     - an on-line computer system, which customers use to obtain information on the status of deliveries.

MARKETING AND CUSTOMERS

      Our senior management and marketing personnel seek customers whose products require protective or other specialized services and who ship multiple truckloads per week. To minimize empty miles, we also solicit customers whose shipping requirements allow us to balance the number of loads originating and terminating in any given area.

      Our marketing strategy emphasizes service. A key element of this strategy is our strong commitment to satisfying the individualized requirements of our customers. In addition, we have developed an electronic data interchange ("EDI") system. We use this system to provide customers with current information on the status of shipments in transit. Customers also place orders, and we bill customers, electronically using this system. We also use a satellite tracking system to enhance monitoring of shipment locations.

      We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States. Marketing personnel travel in their regions to solicit new customers and maintain contact with customers. Once we establish a customer relationship, the customer's primary contact is one of our customer service managers. Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis. Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.6% in 1997.

      We set our own freight rates instead of using those published by tariff publishing bureaus. This allows us to offer rates that are more responsive to market conditions and the level of service required by a particular customer. We have designed our rate structure to compensate us for the cost of protective service revenue equipment as well as for hauling loads into areas generating empty miles.

      A single customer, The Pillsbury Company, accounted for approximately 13% of our revenue in 1997, 13% of our revenue in 1996 and 11% of our revenue in 1995.

OPERATIONS

      Our operations are designed to efficiently use our equipment while emphasizing individualized service to customers. Our EDI system provides real-time and on-line shipment tracking information, increases equipment utilization and assists management in long-range planning and trend analysis.

      We maintain our dispatch operations in our Mondovi, Wisconsin headquarters. We assign customer service managers to particular customers and regions. Customer service managers work closely with our fleet managers, marketing personnel and drivers. Customer service managers also coordinate with our marketing personnel to match customer needs with our capacity and location of revenue equipment. Fleet managers, who are assigned a group of drivers regardless of load destination, dispatch loads. After dispatching a load, a fleet manager takes responsibility for its proper and efficient delivery and
tracks the status of that load through daily contact with drivers.    During
these daily contacts, fleet managers and drivers discuss the driver's location, load temperature and any problems. We constantly update this information, along with information concerning available loads, on our EDI computer system. We use this computer-generated information to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

      Our primary traffic lanes are between the Midwest and the following regions: West Coast, Pacific Northwest, Southwest, Southeast and East Coast; and from California to the Pacific Northwest. The average length of a trip (one-way) was 1,092 miles during 1997, 1,095 miles during 1996 and 1,145 miles during 1995. Our loads generally move directly from origin to destination, which eliminates the need for freight terminals. We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Wilsonville, Oregon; and Jonesboro, Georgia.

      We have agreements with various fuel distributors. These agreements allow our drivers to purchase fuel at a discount while in transit. We also purchase fuel in bulk in Mondovi and at our maintenance facilities. We have commitments to purchase approximately $800,000 of fuel at a fixed price through mid-1998.

DRIVERS

      As of December 31, 1997, we employed 951 drivers and had contracts with independent contractors for the services of 383 tractors. Independent contractors provide both a tractor and a qualified driver for our use. We recruit drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1997, was approximately 1 to 1. Our drivers are not represented by a collective bargaining unit. Our turnover of drivers was approximately 73% in 1997. Based on industry surveys, we believe our driver turnover rate is in line with the industry.

      We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience and personal evaluations. We maintain stringent screening, training and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin terminal in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers must also pass a road test prior to assignment to a vehicle. We maintain a toll-free number, satellite tracking and a staff of fleet managers to communicate and support drivers while on the road for extended periods.

      To retain qualified drivers and promote safe operations, we purchase premium quality tractors and equip them with optional comfort and safety features. These features include air ride suspension on the chassis and cab, air conditioning, high-quality interiors, power steering, engine brakes and double sleeper cabs.

      We pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers are also eligible for bonuses based upon safe, efficient driving. We believe that our compensation program provides an important incentive to attract and retain qualified drivers. Drivers that have been with us for at least six months are also eligible to purchase shares of our Common Stock under a stock purchase plan we sponsor. We pay the brokerage commissions on purchases and the plan's administrative costs.

      We pay independent contractors either a fixed rate per mile or a percentage of revenue from loads hauled. Independent contractors pay for their own fuel, insurance, maintenance and repairs. Independent contractors that have been under contract with us for at least six months are also eligible to purchase shares of our Common Stock under a stock purchase plan we sponsor. We pay the brokerage commissions on purchases and the plan's administrative costs.

REVENUE EQUIPMENT

      The trucking industry requires significant capital investment in revenue equipment. We finance a portion of our revenue equipment purchases using long-term debt with significant current maturities, causing a working capital deficit. We have operated effectively with a working capital deficit due to our operating profits, short turnover in accounts receivable and cash management.

      We purchase tractors and trailers manufactured to our specifications. Freightliner, Kenworth or Peterbilt manufacture our tractors. Most of our tractors are equipped with 370/430 horsepower Detroit Diesel or Cummins engines. These engines enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by our equipment, such as mountainous terrain and maximum weight loads. Utility, Great Dane or Wabash manufacture most of our single van trailers. Most of our trailers are equipped with Thermo-King cooling and heating equipment. Our single van refrigerated trailers are either 53 feet long (974 trailers) or 48 feet long (858 trailers). All our trailers are 102 inches wide and have at least 102 inches of inside height. The current cost of a temperature-controlled, protective service trailer is approximately $40,000. We standardize equipment to simplify driver training, control the cost of spare parts inventory, enhance our preventive maintenance program and increase fuel economy.

      The following table shows the type and age of equipment we own as of December 31, 1997:

         Model Year           Tractors             Single Van Trailers
         ----------           --------             -------------------
            1998                114                          193
            1997                230                          377
            1996                340                          472
            1995                218                          261
            1994                 31                          238
            1993                  -                          246
            1992                  1                           44
            1990                  -                            1
                                ---                          ---

           Total                934                        1,832
                                ---                        -----
                                ---                        -----

      We replace our tractors and trailers based on factors such as age, the market for used equipment and improvements in technology and fuel efficiency. We have a comprehensive maintenance program for our company-owned tractors and trailers to minimize equipment downtime and enhance resale or trade-in value. We regularly perform inspections, repairs and maintenance at our facilities in Mondovi, Wisconsin; Ontario, California; Jonesboro, Georgia; and Wilsonville, Oregon, and at independent contract maintenance facilities.

EMPLOYEES

      As of December 31, 1997, we employed 1,239 people. This total consists of 951 drivers, 104 mechanics and maintenance personnel, along with 184 support personnel. Support personnel includes management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

COMPETITION

      The trucking industry is highly competitive. Our primary competitors are other protective service truckload carriers and private carriage fleets. For freight not requiring protective service trailers, our competitors also include dry freight truckload carriers and railroads. To compete, we rely primarily on our quality of service and our ability to provide protective service and other specialized services. We have substantially less financial resources, own less equipment and carry less freight than several other truckload carriers offering protective service.

REGULATION

      We are a motor common and contract carrier.   The DOT and the FHWA, along
with various state agencies, regulate our operations. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 (the "MCA") substantially increased competition among motor carriers and limited the level of regulation in the industry. The MCA allowed applicants to obtain ICC operating authority more easily and allowed interstate motor carriers to change their rates without ICC approval. The law also removed many route and commodity restrictions. The Trucking Industry Regulatory Reform Act of 1994 (the "TIRRA") has further increased industry competition and limited industry regulation. The TIRRA repealed tariff filing for individually determined rates, simplified the granting of ICC operating authority, and pre-empted price, route and service regulation by the states. Effective January 1, 1996, the ICC Termination Act of 1995 abolished the ICC and transferred its regulatory authority to the DOT and the FHWA.

      Motor carrier operations are subject to the DOT's safety requirements governing interstate operations. Matters such as weight and dimensions of equipment are also regulated by federal and state authorities.

      We also have operating authority between the United States and the Canadian Provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.

ITEM 2.   PROPERTIES

      Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of approximately 28,000 square feet of office space and approximately 21,000 square feet of equipment repair and maintenance space. Originally constructed in 1965, these facilities were expanded in 1971, 1980, 1987 and 1993.

      We maintain a maintenance facility in Ontario, California. We purchased this facility in 1997 for $1.5 million from R & R Properties, a sole-proprietorship owned by Randolph L. Marten. From 1985 through 1997, we leased this facility from R & R Properties. Total rental expense for this lease was $126,000 per year during 1995 through 1997. This facility includes approximately 2,700 square feet of office space, 8,000 square feet of equipment repair and maintenance space and a parking lot of 150,000 square feet.

      We purchased a maintenance facility in Jonesboro, Georgia in 1993. The building at this facility is approximately 12,500 square feet and consists of office space and a two and one-half bay service and repair space. This facility also has parking for up to forty tractors and trailers.

      We purchased a maintenance facility in Wilsonville, Oregon in 1995. The building at this facility is approximately 20,000 square feet and consists of office space and an eight-bay service and repair space. This facility also has an eight-acre paved and fenced yard area.

ITEM 3.   LEGAL PROCEEDINGS

      We periodically are a party to routine litigation incidental to our business. Primarily, this litigation involves claims for personal injury and property damage caused while transporting freight. There are currently no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject which are unreserved.

      We self-insure for property damage and cargo claims. We partially self-insure for losses relating to auto liability, general liability, workers' compensation claims and employees' group health benefits. We also maintain an insurance policy that limits annual total losses to $9 million for auto liability, workers' compensation and general liability claims. We believe that our current liability limit is reasonable. However, we could suffer losses over our policy limits. Losses in excess of our policy limits could negatively affect our financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers, with their ages and the offices held as of March 1, 1998, are as follows:

      Name                         Age    Position
      ----                         ---    --------
      Randolph L. Marten           45     Chairman of the Board, President,
                                          Chief Operating Officer and Director

      Darrell D. Rubel             52     Executive Vice President, Chief
                                          Financial Officer, Treasurer,
                                          Assistant Secretary and Director

      Timothy P. Nash              46     Vice President of Sales

      Franklin J. Foster           41     Vice President of Finance

      Robert G. Smith              54     Vice President of Operations

      Randolph L. Marten has been a full-time employee since 1974. Mr. Marten has been a Director since October 1980, our President and Chief Operating Officer since June 1986 and our Chairman of the Board since August 1993. Mr. Marten served as a Vice President from October 1980 to June 1986.

      Darrell D. Rubel has been a Director since February 1983, our Chief Financial Officer since January 1986, our Treasurer since June 1986, our Executive Vice President since May 1993 and our Assistant Secretary since August 1987. Mr. Rubel also served as our Secretary from June 1986 until August 1987 and as a Vice President from January 1986 until May 1993.

      Timothy P. Nash has been our Vice President of Sales since November 1990 and served as our Regional Sales Manager from July 1987 to November 1990. Mr. Nash served as a regional sales manager for Overland Express, Inc., a long-haul truckload carrier, from August 1986 to July 1987.

      Franklin J. Foster has been our Vice President of Finance since December 1991 and served as our Director of Finance from January 1991 to December 1991. Mr. Foster served as a vice president in commercial banking for First Bank National Association from October 1985 to January 1991.

      Robert G. Smith has been our Vice President of Operations since June 1993 and served as our Director of Operations from September 1989 to June 1993. Mr. Smith served as director of operations for Transport Corporation of America, an irregular-route truckload carrier, from January 1985 to September 1989.

      Our executive officers are elected by the Board of Directors to serve one-year terms.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information in the "Common Stock Data" section of our 1997 Annual Report on page 12 is incorporated in this Report by reference.

      We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

      The financial information in the "Five-Year Financial Summary" section of our 1997 Annual Report on page 2 is incorporated in this Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1997 Annual Report on page 3 is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Financial Statements and the Report of Independent Public Accountants on pages 4 through 11 of our 1997 Annual Report are incorporated in this Report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT.

      The information in the "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" sections of our 1998 Proxy Statement is incorporated in this Report by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about our executive officers is included in this Report under
Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 1998 Proxy Statement is incorporated in this Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information in the "Election of Directors--Director Compensation" and "Compensation and Other Benefits" sections of our 1998 Proxy Statement is incorporated in this Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information in the "Principal Stockholders and Beneficial Ownership of Management" section of our 1998 Proxy Statement is incorporated in this Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information in the "Certain Transactions" section of our 1998 Proxy Statement is incorporated in this Report by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS:

               The following Financial Statements are incorporated in this Report by reference from the pages noted in our 1997 Annual
               Report:

                    Report of Independent Public Accountants - page 11

                    Balance Sheets as of December 31, 1997 and 1996 - page 4

                    Statements of Operations for the years ended December 31, 1997, 1996 and 1995 - page 5

                    Statements of Changes in Shareholders' Investment for the years ended December 31, 1997, 1996 and 1995 - page 5

                    Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 - page 6

                    Notes to Financial Statements - pages 7 - 10

          2.   FINANCIAL STATEMENT SCHEDULES:

               None.

          3.   EXHIBITS:

               The exhibits to this Report are listed in the Exhibit Index on pages 11 - 13. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 20, 1998. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

               The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):

                    (1) Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

                    (2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

                    (3)  Employment Agreement, dated May 1, 1993, with Darrell
                         D. Rubel.

                    (4)  Marten Transport, Ltd. 1995 Stock Incentive Plan.

     (b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

          We filed one Form 8-K in the fourth quarter of 1997. The Form 8-K, filed on December 15, 1997, reported the following items:

                    Item 5.   Other Events - Three-for-Two Stock Split of Marten
                         Transport, Ltd. Common Stock

                    Item 7.   Financial Statements and Exhibits - Press Release
                         dated November 24, 1997.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1998                  MARTEN TRANSPORT, LTD.

                                        By /s/ Randolph L. Marten
                                          ---------------------------------
                                          Randolph L. Marten
                                          Chairman of the Board, President and
                                          Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 24, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                               Title
     ---------                               -----

/s/ Randolph L. Marten             Chairman of the Board, President,
------------------------------     Chief Operating Officer
Randolph L. Marten                 (Principal Executive Officer) and Director

/s/ Darrell D. Rubel               Executive Vice President, Chief Financial
------------------------------     Officer, Treasurer, Assistant Secretary
Darrell D. Rubel                   (Principal Financial and Accounting
                                   Officer) and Director

/s/ Larry B. Hagness               Director
------------------------------
Larry B. Hagness


/s/ Thomas J. Winkel               Director
------------------------------
Thomas J. Winkel


/s/ Jerry M. Bauer                 Director
------------------------------
Jerry M. Bauer

                               MARTEN TRANSPORT, LTD.
                           EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1997


 ITEM NO.             ITEM                             FILING METHOD
 --------             ----                             -------------
 3.1      Certificate of Incorporation of
          the Company . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 4.1 of the Company's
                                                 Registration Statement on Form
                                                 S-8 (File No. 33-75648).

 3.2      Bylaws of the Company . . . . . . .    Incorporated by reference to
                                                 Exhibit 4.2 of the Company's
                                                 Registration Statement on Form
                                                 S-8 (File No. 33-75648).

 4.1      Specimen form of the Company's
          Common Stock Certificate  . . . . .    Incorporated by reference to
                                                 Exhibit 4.1 of the Company's
                                                 Registration Statement on Form
                                                 S-1 (File No. 33-8108).

 4.2      Certificate of Incorporation of
          the Company . . . . . . . . . . . .    See Exhibit 3.1 above.

 4.3      Bylaws of the Company . . . . . . .    See Exhibit 3.2 above.

 9.1      Voting Trust Agreement dated
          February 14, 1983, as amended . . .    Incorporated by reference to
                                                 Exhibit 9.1 of the Company's
                                                 Registration Statement on Form
                                                 S-1 (File No. 33-8108).

 9.2      Agreement regarding Voting Trust
          Agreement, dated May 4, 1993  . . .    Incorporated by reference to
                                                 Exhibit 19.2 of the Company's
                                                 Quarterly Report on Form 10-Q
                                                 for the quarter ended June 30,
                                                 1993 (File No. 0-15010).

 10.1     Marten Transport, Ltd. 1986
          Incentive Stock Option Plan, as
          amended . . . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.1 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1986 (File No. 0-15010).

 10.2     Marten Transport, Ltd. 1986 Non-
          Statutory Stock Option Plan, as
          amended . . . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.2 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the  year ended December 31,
                                                 1987 (File No. 0-15010).



 ITEM NO.             ITEM                             FILING METHOD
 --------             ----                             -------------

 10.3     Stock Restriction Agreement among
          Roger R. Marten, Randolph L.
          Marten and Darrell D. Rubel . . . .    Incorporated by reference to
                                                 Exhibit 10.5 of the Company's
                                                 Registration Statement on Form
                                                 S-1 (File No. 33-8108).

 10.4     Agreement on Credit Terms dated
          January 5, 1990 between the
          Company and First Bank National
          Association . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.10 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1989 (File No. 0-15010).

 10.5     Amendment to Agreement on Credit
          Terms dated July 31, 1990 between
          the Company and First Bank
          National Association  . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.10 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the  year ended December 31,
                                                 1990 (File No. 0-15010).

 10.6     Security Agreement dated January
          12, 1990, as amended, between the
          Company and First Bank National
          Association . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.15 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the  year ended December 31,
                                                 1992 (File No. 0-15010).

 10.7     Second Amendment to Agreement on
          Credit Terms dated May 31, 1991
          between the Company and First Bank
          National Association  . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.16 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the  year ended December 31,
                                                 1992 (File No. 0-15010).

 10.8     Amendment No. 3 to Agreement on
          Credit Terms dated May 17, 1993
          between the Company and First Bank
          National Association  . . . . . . .    Incorporated by reference to
                                                 Exhibit 19.3 of the Company's
                                                 Quarterly Report on Form 10-Q
                                                 for the quarter ended June 30,
                                                 1993 (File No. 0-15010).

 10.9     Employment Agreement dated May 1,
          1993 between the Company and
          Darrell D. Rubel  . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 19.1 of the Company's
                                                 Quarterly Report on Form 10-Q
                                                 for the quarter ended June 30,
                                                 1993 (File No. 0-15010).



 ITEM NO.             ITEM                             FILING METHOD
 --------             ----                             -------------

 10.10    Stock Redemption Agreement dated
          June 21, 1994 between the Company
          and Darrell D. Rubel, as Personal
          Representative of the Estate of
          Roger R. Marten . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.16 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the  year ended December 31,
                                                 1994 (File No. 0-15010).

 10.11    Marten Transport, Ltd. 1995 Stock
          Incentive Plan  . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.18 of the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1994 (File No. 0-15010).

 13.1     1997 Annual Report to Shareholders
          - pages 2 - 13 . . . . . . . . . .     Filed with this Report.


 23.1     Consent of Arthur Andersen LLP . .     Filed with this Report.


 27.1     Financial Data Schedule . . . . .      Filed with this Report.

 27.2     Restated Financial Data Schedule.      Filed with this Report.
