Form 10-Q
period 1998-03-31
MARTEN TRANSPORT LTD
filed 1998-05-06
CIK 799167

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                         For the quarter ended March 31, 1998

                            Commission File Number 0-15010


                                MARTEN TRANSPORT, LTD.
                (Exact name of registrant as specified in its charter)

                   Delaware                       39-1140809
                  ----------                     -------------
          (State of incorporation)             (I.R.S. Employer
                                               Identification No.)

                     129 Marten Street, Mondovi, Wisconsin 54755
                  ---------------------------------------------
                       (Address of principal executive offices)

                                     715-926-4216
                                    -------------
                           (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   ------      ------

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,477,645 as of May 4, 1998.

                            PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MARTEN TRANSPORT, LTD.
                               CONDENSED BALANCE SHEETS
                       (In thousands, except share information)

                                                     March 31,     December 31,
                                                       1998             1997
                                                  -------------    ------------
                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents . . . . . . . .       $  2,765       $  2,052
    Receivables . . . . . . . . . . . . . . .         17,407         18,872
    Prepaid expenses. . . . . . . . . . . . .          6,844          6,921
    Deferred income taxes . . . . . . . . . .          4,371          4,170
                                                  -------------    ------------

        Total current assets. . . . . . . . .         31,387         32,015
                                                  -------------    ------------

  Property and equipment:
    Revenue equipment, building and land,
       office equipment, and other. . . . . .        160,095        155,051

    Accumulated depreciation. . . . . . . . .        (42,643)       (42,375)
                                                  -------------    ------------

        Net property and equipment. . . . . .        117,452        112,676

  Other assets. . . . . . . . . . . . . . . .            544            575
                                                  -------------    ------------

          TOTAL ASSETS. . . . . . . . . . . .       $149,383       $145,266
                                                  -------------    ------------
                                                  -------------    ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable and accrued liabilities.       $ 13,144       $ 13,045
    Insurance and claims accruals . . . . . .         11,967         11,638
    Current maturities of long-term debt. . .         22,277         21,628
                                                  -------------    ------------

       Total current liabilities. . . . . . .         47,388         46,311

  Long-term debt, less current maturities . .         32,023         30,663
  Deferred income taxes . . . . . . . . . . .         22,908         22,588
                                                  -------------    ------------

       Total liabilities. . . . . . . . . . .        102,319         99,562
                                                  -------------    ------------

  Shareholders' investment:
    Common stock, $.01 par value per
      share, 10,000,000 shares authorized,
      4,477,645 shares issued
      and outstanding . . . . . . . . . . . .             45             45
    Additional paid-in capital. . . . . . . .          9,934          9,934
    Retained earnings . . . . . . . . . . . .         37,085         35,725
                                                  -------------    ------------

       Total shareholders' investment . . . .         47,064         45,704
                                                  -------------    ------------

          TOTAL LIABILITIES AND
          SHAREHOLDERS' INVESTMENT. . . . . .       $149,383       $145,266
                                                  -------------    ------------
                                                  -------------    ------------

The accompanying notes are an integral part of these balance sheets.

                                MARTEN TRANSPORT, LTD.
                            CONDENSED STATEMENTS OF INCOME
                       (In thousands, except share information)
                                     (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                  1998               1997
                                                -------            --------
OPERATING REVENUE. . . . . . . . . . . .       $45,218             $38,553
                                                -------            --------

OPERATING EXPENSES:
  Salaries, wages and benefits . . . . .        14,099              12,465
  Purchased transportation . . . . . . .        10,659               6,854
  Fuel and fuel taxes. . . . . . . . . .         5,716               6,472
  Supplies and maintenance . . . . . . .         3,472               3,260
  Depreciation . . . . . . . . . . . . .         4,509               4,202
  Operating taxes and licenses . . . . .           898                 803
  Insurance and claims . . . . . . . . .           998               1,100
  Communications and utilities . . . . .           584                 521
  Gain on disposition of revenue
    equipment. . . . . . . . . . . . . .          (153)                (63)
  Other. . . . . . . . . . . . . . . . .         1,242               1,180
                                                -------            --------

       Total operating expenses. . . . .        42,024              36,794
                                                -------            --------

OPERATING INCOME . . . . . . . . . . . .         3,194               1,759
                                                -------            --------

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . .           982               1,028
  Interest income and other. . . . . . .           (55)                (20)
                                                -------            --------

INCOME BEFORE INCOME TAXES . . . . . . .         2,267                 751

PROVISION FOR INCOME TAXES . . . . . . .           907                 301
                                                -------            --------

NET INCOME . . . . . . . . . . . . . . .       $ 1,360             $   450
                                                -------            --------
                                                -------            --------

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE . . . . . . . . . . .       $  0.30             $  0.10
                                                -------            --------
                                                -------            --------

The accompanying notes are an integral part of these statements.

                                MARTEN TRANSPORT, LTD.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                                     1998           1997
                                                                    ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
     Net income. . . . . . . . . . . . . . . . . . . . . . .        $1,360         $  450
     Adjustments to reconcile net
       income to net cash flows
       from operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . .         4,509          4,202
          Gain on disposition of revenue
            equipment. . . . . . . . . . . . . . . . . . . .          (153)           (63)
          Deferred tax provision . . . . . . . . . . . . . .           119            455
          Changes in other current
            operating items. . . . . . . . . . . . . . . . .         1,970           (661)
                                                                    ------         ------
               Net cash provided by
                 operating activities. . . . . . . . . . . .         7,805          4,383
                                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
     Revenue equipment, net. . . . . . . . . . . . . . . . .        (8,999)        (6,611)
     Building and land, office equipment,
       and other additions, net. . . . . . . . . . . . . . .          (133)          (105)
  Net change in other assets . . . . . . . . . . . . . . . .            31              -
                                                                    ------         ------
               Net cash used for investing
                 activities. . . . . . . . . . . . . . . . .        (9,101)        (6,716)
                                                                    ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . . . . . . . . . .         8,577          7,795
  Repayment of long-term borrowings. . . . . . . . . . . . .        (6,568)        (5,623)
                                                                    ------         ------
               Net cash provided by
                 financing activities. . . . . . . . . . . .         2,009          2,172
                                                                    ------         ------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .           713           (161)

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . . . . . . .         2,052          3,028
                                                                    ------         ------
  End of period. . . . . . . . . . . . . . . . . . . . . . .        $2,765         $2,867
                                                                    ------         ------
                                                                    ------         ------

CASH PAID (RECEIVED) FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .        $  961         $1,012
                                                                    ------         ------
                                                                    ------         ------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .        $  169         $  (23)
                                                                    ------         ------
                                                                    ------         ------


The accompanying notes are an integral part of these statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to fairly present our financial condition, results of operations, and cash flows as of and for the three month periods ended March 31, 1998 and 1997. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 1997 Annual Report on Form 10-K.

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:


                                                             Three Months
                                                             Ended March 31,
  (In thousands, except per-share amounts)                  1998     1997(a)
                                                          --------   -------
  Numerator:
     Net income. . . . . . . . . . . . . . . . .          $ 1,360    $   450
                                                          --------   -------
  Denominator:
     Basic earnings per common share -
       weighted-average shares . . . . . . . . .            4,478      4,439
     Effect of dilutive stock options. . . . . .               45         15
                                                          --------   -------
     Diluted earnings per common share -
       weighted-average shares and
       assumed conversions . . . . . . . . . . .            4,523      4,454
                                                          --------   -------
                                                          --------   -------
  Basic and diluted earnings per common share. .          $  0.30    $  0.10
                                                          --------   -------
                                                          --------   -------


The following options were outstanding, but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares, and therefore including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.


                                                          Three Months
                                                         Ended March 31,
                                                        1998          1997(a)
                                                       -------        -------
    Number of option shares . . . . . . . . . . . . .    -             240,000
    Weighted-average exercise price . . . . . . . . .    -             $ 13.13
                                                       -------        --------
                                                       -------        --------


     (a) 1997 information has been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the first quarter of 1998 increased 17.3 percent over the first quarter of 1997 due primarily to an increase in the freight transported associated with an increase in our fleet, improved equipment utilization, and stronger customer demand. Average freight rates also increased in 1998. We charged customers a fuel surcharge through the fourth quarter of 1997 due to a significant increase in the price of diesel fuel. These fuel surcharges totaled $648,000 in the first quarter of 1997. We expect operating revenue for the remainder of 1998 to exceed 1997 levels given the planned expansion of our fleet.

Operating expenses for the first quarter of 1998 were 92.9 percent of operating revenue, compared with 95.4 percent for the same period in 1997. This improved ratio reflects the more efficient utilization of our revenue equipment. Most expense categories increased in 1998 due to the transportation of additional freight and additions to our fleet. Purchased transportation expense increased significantly due to a planned increase in independent contractor-owned vehicles. The increase in purchased transportation expense reduced the following expenses relative to revenue since the independent contractors assume these expenses: salaries, wages and benefits expense, fuel and fuel tax expense, and supplies and maintenance expense. A significant decrease in the price of diesel fuel in the first quarter of 1998 caused a further decrease in our fuel and fuel tax expense. Insurance and claims expense declined due to improved accident experience associated with our emphasis on driver safety and training. We expect that operating expenses as a percent of revenue will remain at current levels for the remainder of 1998.

Interest expense represented 2.2 percent of revenue for the first quarter of 1998, compared with 2.7 percent for the first quarter of 1997. This improvement was caused by a decrease in our long-term debt during the comparable periods. We expect interest expense as a percent of revenue to remain at current levels.

We recorded net income of $1,360,000, or 30 cents per diluted share, for the first quarter of 1998. This compares with net income of $450,000, or 10 cents per diluted share, for the first quarter of 1997. Earnings per share for 1997 have been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997. Continued increases in revenue, improved utilization of revenue equipment, and our control of expenses caused our improved operating results.

CAPITAL RESOURCES AND LIQUIDITY

Net cash flows from operations provided $7,805,000 during the first quarter of 1998. Financing activities provided net cash of $2,009,000, while investments in property and equipment used $9,101,000 during this period. Marten continued to update and expand our fleet with new, more efficient revenue equipment in 1998 and 1997. We have committed to purchase approximately $15 million of revenue equipment, net of trade-in allowances, for the remainder of 1998. Marten has paid, and expects to pay, for these purchases using cash flow from operations and long-term debt collateralized by revenue equipment. We also have committed to purchase approximately $450,000 of diesel fuel at a fixed price through mid-1998, to be paid for using cash flow from operations.

Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital needs despite a working capital deficit. The working capital deficit is caused by current maturities of long-term debt associated with additions to our fleet. We have not used, and do not expect to use, short-term borrowings to meet working capital requirements. We believe our liquidity will adequately satisfy expected near-term operating needs.

YEAR 2000

Compliance with year 2000 is a concern of substantially all companies since many computer programs require updating or replacing to avoid system failures. We do not expect significant operating issues relating to year 2000 based on an evaluation of our internally-programmed and purchased computer systems. Remaining expenses for system changes are expected to be immaterial to our financial condition, results of operations and cash flows. Year 2000 issues affecting the parties with which we transact business may impact Marten.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Any statements in this report that are not statements of historical fact may be considered to be forward-looking statements. Written words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue," or other variations of these or similar words, identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                             PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          There are currently no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject which are unreserved.


ITEM 2.   Changes in Securities and Use of Proceeds.

          None


ITEM 3.   Defaults Upon Senior Securities.

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None


ITEM 5.   Other Information.

          None


ITEM 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibit 27.1 Financial Data Schedule.

          b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                         MARTEN TRANSPORT, LTD.
                         (Registrant)

Dated:  May 6, 1998      By:   /s/ Darrell D. Rubel
                              ---------------------------------
                              Darrell D. Rubel
                              Executive Vice President and Treasurer
                              (Chief Financial Officer)

                                MARTEN TRANSPORT, LTD.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                         For the Quarter Ended March 31, 1998


        Item No.            Item               Method of Filing
       ----------          --------            ----------------
        27.1                Financial Data
                            Schedule . . . . . Filed with this report
                                               electronically.