Form 10-Q
period 1998-06-30
MARTEN TRANSPORT LTD
filed 1998-08-14
CIK 799167

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                         For the quarter ended June 30, 1998

                            Commission File Number 0-15010


                                MARTEN TRANSPORT, LTD.
                (Exact name of registrant as specified in its charter)

                 Delaware                        39-1140809
                 --------                        ----------
          (State of incorporation)             (I.R.S. Employer
                                        Identification No.)

                     129 Marten Street, Mondovi, Wisconsin 54755
                     -------------------------------------------
                       (Address of principal executive offices)

                                     715-926-4216
                                     ------------
                           (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---         ---
The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,477,645 as of August 12, 1998.

                            PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MARTEN TRANSPORT, LTD.
                               CONDENSED BALANCE SHEETS
                       (In thousands, except share information)

                                                    June 30,       December 31,
                                                     1998             1997
                                                  -----------      ------------
                                                  (UNAUDITED)
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . .     $   2,728       $   2,052
     Receivables . . . . . . . . . . . . . . .        19,636          18,872
     Prepaid expenses. . . . . . . . . . . . .         5,942           6,921
     Deferred income taxes . . . . . . . . . .         4,463           4,170
                                                   ---------       ---------

          Total current assets. . . . . . . . .       32,769          32,015
                                                   ---------       ---------

  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . .       163,818         155,051
     Accumulated depreciation  . . . . . . . .       (44,439)        (42,375)
                                                    --------        --------

          Net property and equipment. . . . . .      119,379         112,676

  Other assets . . . . . . . . . . . . . . . .           581             575
                                                    --------        --------

               TOTAL ASSETS. . . . . . . . . .      $152,729        $145,266
                                                    --------        --------
                                                    --------        --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities.     $  11,430       $  13,045
     Insurance and claims accruals . . . . . .        11,569          11,638
     Current maturities of long-term debt. . .        23,376          21,628
                                                   ---------       ---------

          Total current liabilities . . . . . .       46,375          46,311

  Long-term debt, less current maturities  . .        33,497          30,663
  Deferred income taxes. . . . . . . . . . . .        23,706          22,588
                                                    --------       ---------

          Total liabilities . . . . . . . . . .      103,578          99,562
                                                    --------       ---------

  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       4,477,645 shares issued
       and outstanding . . . . . . . . . . . .            45              45
     Additional paid-in capital. . . . . . . .         9,934           9,934
     Retained earnings . . . . . . . . . . . .        39,172          35,725
                                                    --------       ---------

          Total shareholders' investment. . . .       49,151          45,704
                                                    --------        --------

               TOTAL LIABILITIES AND
               SHAREHOLDERS' INVESTMENT. . . .      $152,729        $145,266
                                                    --------        --------
                                                    --------        --------

The accompanying notes are an integral part of these balance sheets.

                                MARTEN TRANSPORT, LTD.
                            CONDENSED STATEMENTS OF INCOME
                       (In thousands, except share information)
                                     (Unaudited)


                                                          Three Months                 Six Months
                                                         Ended June 30,               Ended June 30,
                                                       1998          1997          1998           1997
                                                       ----          ----          ----           ----

OPERATING REVENUE. . . . . . . . . . . .             $49,269        $43,817       $94,487        $82,370
                                                     -------        -------       -------        -------

OPERATING EXPENSES:
     Salaries, wages and benefits . . . . .           14,861         12,743        28,960         25,208
     Purchased transportation . . . . . . .           11,889          9,165        22,548         16,019
     Fuel and fuel taxes. . . . . . . . . .            5,828          6,362        11,544         12,834
     Supplies and maintenance . . . . . . .            4,105          3,828         7,577          7,088
     Depreciation . . . . . . . . . . . . .            4,686          4,278         9,195          8,480
     Operating taxes and licenses . . . . .              958            854         1,856          1,657
     Insurance and claims . . . . . . . . .              822            867         1,820          1,967
     Communications and utilities . . . . .              599            521         1,183          1,042
     Gain on disposition of revenue
       equipment. . . . . . . . . . . . . .             (174)           (46)         (327)          (109)
     Other. . . . . . . . . . . . . . . . .            1,252          1,127         2,494          2,307
                                                     -------        -------       -------        -------

           Total operating expenses . . . .           44,826         39,699        86,850         76,493
                                                     -------        -------       -------        -------

OPERATING INCOME . . . . . . . . . . . .               4,443          4,118         7,637          5,877

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . .               1,012          1,051         1,994          2,079
  Interest income and other. . . . . . .                 (48)           (41)         (103)           (61)
                                                     -------         ------        ------        -------

INCOME BEFORE INCOME TAXES . . . . . . .               3,479          3,108         5,746          3,859

PROVISION FOR INCOME TAXES . . . . . . .               1,392          1,243         2,299          1,544
                                                     -------        -------       -------        -------

NET INCOME . . . . . . . . . . . . . . .             $ 2,087        $ 1,865       $ 3,447        $ 2,315
                                                     -------        -------       -------        -------
                                                     -------        -------       -------        -------

BASIC EARNINGS PER COMMON SHARE. . . . .             $  0.47        $  0.42       $  0.77        $  0.52
                                                     -------        -------       -------        -------
                                                     -------        -------       -------        -------

DILUTED EARNINGS PER COMMON SHARE. . . .             $  0.46        $  0.42       $  0.76        $  0.52
                                                     -------        -------       -------        -------
                                                     -------        -------       -------        -------

The accompanying notes are an integral part of these statements.

                                MARTEN TRANSPORT, LTD.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                           Six Months
                                                         Ended June 30,
                                                       1998          1997
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . .        $  3,447       $  2,315
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
         Depreciation  . . . . . . . . . . .           9,195          8,480
         Gain on disposition of revenue
           equipment . . . . . . . . . . . .            (327)          (109)
         Deferred tax provision. . . . . . .             825          1,245
         Changes in other current
           operating items . . . . . . . . .          (1,469)        (2,678)
                                                    --------       --------
             Net cash provided by
               operating activities. . . . .          11,671          9,253
                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment, net . . . . . . . . .         (15,285)       (11,780)
    Building and land, office equipment,
      and other additions, net . . . . . . .            (286)          (195)
  Net change in other assets . . . . . . . .              (6)          (633)
                                                    --------       --------
             Net cash used for investing
               activities. . . . . . . . . .         (15,577)       (12,608)
                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . .          17,372         15,736
  Repayment of long-term borrowings. . . . .         (12,790)       (11,952)
                                                    --------       --------
             Net cash provided by
               financing activities. . . . .           4,582          3,784
                                                    --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS  . . .             676            429

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . .           2,052          3,028
                                                    --------       --------
  End of period. . . . . . . . . . . . . . .        $  2,728       $  3,457
                                                    --------       --------
                                                    --------       --------

CASH PAID FOR:
  Interest . . . . . . . . . . . . . . . . .        $  1,978       $  2,085
                                                    --------       --------
                                                    --------       --------
  Income taxes . . . . . . . . . . . . . . .        $  1,344       $      4
                                                    --------       --------
                                                    --------       --------

The accompanying notes are an integral part of these statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


(1)  Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 1997 Annual Report on Form 10-K.

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:


                                                                          Three Months                 Six Months
                                                                         Ended June 30,               Ended June 30,
     (In thousands, except per-share amounts)                         1998         1997(a)         1998          1997(a)
                                                                      ----         -------         ----          -------
     Numerator:
          Net income . . . . . . . . . . . . . . . . . . . .         $2,087        $1,865         $3,447         $2,315
                                                                     ------        ------         ------         ------
     Denominator:
          Basic earnings per common share -
               weighted-average shares . . . . . . . . . . .          4,478         4,439          4,478          4,440
          Effect of dilutive stock options . . . . . . . . .             89            15             64             14
                                                                     ------        ------         ------         ------
          Diluted earnings per common share -
               weighted-average shares and
               assumed conversions . . . . . . . . . . . . .          4,567         4,454          4,542          4,454
                                                                     ------        ------         ------         ------
                                                                     ------        ------         ------         ------
     Basic earnings per common share . . . . . . . . . . . .         $ 0.47        $ 0.42         $ 0.77         $ 0.52
                                                                     ------        ------         ------         ------
                                                                     ------        ------         ------         ------
     Diluted earnings per common share . . . . . . . . . . .         $ 0.46        $ 0.42         $ 0.76         $ 0.52
                                                                     ------        ------         ------         ------
                                                                     ------        ------         ------         ------

The following options were outstanding, but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

                                                                         Three Months                  Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                        1998      1997(a)           1998        1997(a)
                                                                        ----      -------           ----       --------
     Number of option shares . . . . . . . . . . . . . . . .               -      240,000              -        240,000
     Weighted-average exercise price . . . . . . . . . . . .               -      $ 13.13              -        $ 13.13
                                                                        ----      -------           ----        -------
                                                                        ----      -------           ----        -------

     (a) 1997 information has been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997.

(3)  Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998, and is effective in our first quarter of 2000. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. Statement No. 133 is expected to have minimal impact on Marten's results of operations and financial position because we do not have significant derivative instruments as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Operating revenue for the second quarter of 1998 increased 12.4 percent over the same period of 1997. Operating revenue increased 14.7 percent for the first six months of 1998 over the same period last year. These increases are the result of transporting additional freight associated with a larger fleet, improved equipment utilization, and stronger customer demand. Average freight rates also increased in 1998. We have historically charged customers for significant increases in the price of diesel fuel. These surcharges were insignificant in 1998 and totaled $963,000 for the first six months of 1997. We expect operating revenue for the remainder of 1998 to exceed 1997 levels due to planned additions to our fleet.

Operating expenses for the second quarter of 1998 were 91.0 percent of operating revenue, versus 90.6 percent for the second quarter of 1997. This ratio for the six months ended June 30, 1998, was 91.9 percent, versus 92.9 percent for the same period of 1997. Operating expenses in most categories increased in 1998 because we transported additional freight and added to our fleet. We continued to increase the number of independent contractor-owned vehicles in 1998, resulting in the significant increase in purchased transportation expense. Marten's use of vehicles owned by independent contractors reduced the following expenses relative to revenue since the independent contractors assume these expenses: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. Fuel and fuel tax expense also decreased as a result of a significant decrease in the price of diesel fuel during the first six months of 1998. Insurance and claims expense in 1998 decreased due to improved accident experience. We expect operating expenses as a percent of revenue to remain at current levels for the remainder of 1998.

Interest expense for the three-month and six-month periods ended June 30, 1998, decreased from the same periods of 1997. A decrease in our average long-term debt from 1997 to 1998 caused this improvement. We expect interest expense as a percent of revenue to remain at current levels.

Marten recorded net income of $2,087,000, or 46 cents per diluted share, for the second quarter of 1998. This compares with net income for the 1997 second quarter of $1,865,000, or 42 cents per diluted share. Net income for the six months ended June 30, 1998, was $3,447,000, or 76 cents per diluted share, compared with net income of $2,315,000, or 52 cents per diluted share for the same period of 1997. Earnings per share for 1997 have been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997. The improvement in net income resulted from growth of revenue, improved equipment utilization, and continued expense control.

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in
Note 3 to the financial statements. This statement, effective in our first quarter of 2000, is expected to have minimal impact on our results of operations and financial position because we do not have significant derivative instruments as of June 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY
Net cash flows from our operations provided $11,671,000 during the first six months of 1998. Investments in property and equipment used net cash of $15,577,000, while financing activities provided $4,582,000 during this period. We continued to invest in new, more efficient revenue equipment in 1998 and 1997. Marten has committed to purchase approximately $8 million of new revenue equipment, net of trade-in allowances, through the end of 1998. These purchases historically have been, and are expected to be, made using cash flow from operations and long-term debt collateralized by the new equipment. We also have commitments to purchase approximately $1,600,000 of diesel fuel from selected fuel stops at fixed prices through mid-1999. We expect to use cash flow from operations to pay for these purchases.

Cash generated from operations historically has met our working capital requirements despite a working capital deficit. The working capital deficit is caused by current maturities of long-term debt associated with revenue equipment purchases. Marten's operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital needs. We have not used short-term borrowings to meet working capital needs, and do not expect short-term borrowings through the end of 1998. We believe our liquidity is adequate to meet expected near-term operating requirements.


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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                             PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings.

          There are currently no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject, and which are unreserved.


ITEM 2.   Changes in Securities and Use of Proceeds.

          None


ITEM 3.   Defaults Upon Senior Securities.

          None


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Our annual meeting of stockholders was held on May 12, 1998. The following items were voted upon at the annual meeting:

          (a) Five incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 1999. No votes were cast against any nominee. The following summarizes the votes cast for, votes withheld, and broker non-votes for each nominee:


                                                                          Broker
          Nominee                       Votes For    Votes Withheld      Non-Votes
          -------                       ---------    --------------      ---------

          Randolph L. Marten            1,721,081        -0-              -0-
          Darrell D. Rubel              1,721,081        -0-              -0-
          Larry B. Hagness              1,721,081        -0-              -0-
          Thomas J. Winkel              1,721,081        -0-              -0-
          Jerry M. Bauer                1,720,931        150              -0-

          (b) The stockholders also approved the appointment of Arthur Andersen LLP as our independent auditors for the year ending December 31, 1998, by a vote of 1,715,121 shares in favor, 3,001 shares opposed, and 2,959 shares abstaining.

ITEM 5.   Other Information.

          In the second quarter of 1998, the Board of Directors of the Company discovered that in 1997 and early 1998, Randolph L. Marten, the Chairman of the Board, President and Chief Operating Officer of the Company, was involved in various transactions in connection with the sale of used revenue equipment of the Company primarily to independent contractors in which he received commissions aggregating approximately $216,000. These transactions and related commissions were not authorized or approved by the Board of Directors and, accordingly, the Board has required Mr. Marten to pay over to the Company, and Mr. Marten has paid over, the full amount of such commissions. The Board of Directors has also put in place various accounting and operational controls to insure that such unauthorized transactions do not take place in the future.

          As of the date of the 1998 Stockholders' Meeting, Rule 14a-4(c) under the Securities and Exchange Act of 1934 provided that a proxy could grant discretionary authority to vote on matters at an annual stockholders' meeting if (i) the person or persons soliciting the proxy did not know that such matters were to be presented at the annual stockholders' meeting at least a reasonable time before the solicitation and (ii) a specific statement to that effect is made in the proxy statement or form of proxy. In a recent release by the Securities and Exchange Commission, Rule 14a-4(c) was revised to remove the ambiguity of a "reasonable time" and establish a bright-line test for when proxies could grant discretionary authority to vote on matters not submitted to the company in compliance with Rule 14a-8.

          As revised, Rule 14a-4(c) provided that a proxy can grant discretionary authority to vote on matters at an annual stockholders' meeting if (i) the company has not received notice of the matters at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual stockholders' meeting and (ii) a specific statement that the company has not received such notice is included in the proxy statement or form of proxy. As a result of the revisions, the Company hereby gives notice to all stockholders that the deadline for submitting non-Rule 14a-8 stockholder proposals for the Company's 1999 Annual Stockholders' Meeting is February 16, 1999. Any stockholder proposals submitted after February 16, 1999, will be considered untimely for purposes of Rules 14a-4 and 14a-5(e).

ITEM 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibit 27.1 Financial Data Schedule.

          b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    MARTEN TRANSPORT, LTD.
                                    (Registrant)

Dated:  August 14, 1998             By:  /S/ DARRELL D. RUBEL
                                         ----------------------------------
                                         Darrell D. Rubel
                                         Executive Vice President and Treasurer
                                         (Chief Financial Officer)

                                MARTEN TRANSPORT, LTD.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                         For the Quarter Ended June 30, 1998


          ITEM NO.                 ITEM                METHOD OF FILING

          27.1                     Financial Data
                                   Schedule . . . . . .Filed with this report electronically.