Form 10-Q
period 1998-09-30
MARTEN TRANSPORT LTD
filed 1998-11-12
CIK 799167

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For the quarter ended September 30, 1998

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

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,477,645 as of November 10, 1998.

                            PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MARTEN TRANSPORT, LTD.
                               CONDENSED BALANCE SHEETS
                       (In thousands, except share information)

                                                    September 30,  December 31,
                                                        1998           1997
                                                    -------------  -----------
                                                     (UNAUDITED)
ASSETS
  Current assets:
     Cash and cash equivalents . . . . . . . . .         $  2,158     $  2,052
     Receivables . . . . . . . . . . . . . . . .           21,014       18,872
     Prepaid expenses. . . . . . . . . . . . . .            6,120        6,921
     Deferred income taxes . . . . . . . . . . .            4,217        4,170
                                                    -------------  -----------
          Total current assets . . . . . . . . .           33,509       32,015
                                                    -------------  -----------
  Property and equipment:
     Revenue equipment, building and land,
       office equipment, and other . . . . . . .          164,822      155,051
     Accumulated depreciation  . . . . . . . . .          (45,849)     (42,375)
                                                    -------------  -----------
          Net property and equipment . . . . . .          118,973      112,676
  Other assets . . . . . . . . . . . . . . . . .              746          575
                                                    -------------  -----------
               TOTAL ASSETS. . . . . . . . . . .         $153,228     $145,266
                                                    -------------  -----------
                                                    -------------  -----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Accounts payable and accrued liabilities. .         $ 13,307     $ 13,045
     Insurance and claims accruals . . . . . . .           11,079       11,638
     Current maturities of long-term debt. . . .           22,823       21,628
                                                    -------------  -----------
          Total current liabilities. . . . . . .           47,209       46,311

  Long-term debt, less current maturities  . . .           29,829       30,663
  Deferred income taxes. . . . . . . . . . . . .           24,538       22,588
                                                    -------------  -----------
          Total liabilities. . . . . . . . . . .          101,576       99,562
                                                    -------------  -----------
  Shareholders' investment:
     Common stock, $.01 par value per
       share, 10,000,000 shares authorized,
       4,477,645 shares issued
       and outstanding . . . . . . . . . . . . .               45           45
     Additional paid-in capital. . . . . . . . .            9,934        9,934
     Retained earnings . . . . . . . . . . . . .           41,673       35,725
                                                    -------------  -----------
          Total shareholders' investment . . . .           51,652       45,704
                                                    -------------  -----------
               TOTAL LIABILITIES AND
               SHAREHOLDERS' INVESTMENT. . . . .         $153,228     $145,266
                                                    -------------  -----------
                                                    -------------  -----------

The accompanying notes are an integral part of these balance sheets.

                                MARTEN TRANSPORT, LTD.
                            CONDENSED STATEMENTS OF INCOME
                       (In thousands, except share information)
                                     (Unaudited)

                                                              Three Months                  Nine Months
                                                           Ended September 30,            Ended September 30,
                                                              1998       1997             1998          1997
                                                              ----       ----             ----          ----
OPERATING REVENUE. . . . . . . . . . . . . . . . . . .    $50,126      $44,676         $144,613       $127,046
                                                          -------      -------         --------       --------

OPERATING EXPENSES:
  Salaries, wages and benefits . . . . . . . . . . . .     14,803       13,086           43,763         38,294
  Purchased transportation . . . . . . . . . . . . . .     12,297        9,746           34,845         25,765
  Fuel and fuel taxes. . . . . . . . . . . . . . . . .      5,986        6,385           17,530         19,219
  Supplies and maintenance . . . . . . . . . . . . . .      3,984        3,593           11,561         10,681
  Depreciation . . . . . . . . . . . . . . . . . . . .      4,653        4,338           13,848         12,818
  Operating taxes and licenses . . . . . . . . . . . .        874          928            2,730          2,585
  Insurance and claims . . . . . . . . . . . . . . . .        996          779            2,816          2,746
  Communications and utilities . . . . . . . . . . . .        659          547            1,842          1,589
  Gain on disposition of revenue
   equipment . . . . . . . . . . . . . . . . . . . . .       (449)         (54)            (776)          (163)
  Other. . . . . . . . . . . . . . . . . . . . . . . .      1,210        1,155            3,704          3,462
                                                          -------      -------         --------       --------
      Total operating expenses . . . . . . . . . . . .     45,013       40,503          131,863        116,996
                                                          -------      -------         --------       --------

OPERATING INCOME . . . . . . . . . . . . . . . . . . .      5,113        4,173           12,750         10,050

OTHER EXPENSES (INCOME):
  Interest expense . . . . . . . . . . . . . . . . . .      1,014        1,039            3,008          3,118
  Interest income and other. . . . . . . . . . . . . .        (69)         (72)            (172)          (133)
                                                          -------      -------         --------       --------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .      4,168        3,206            9,914          7,065

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . .      1,667        1,282            3,966          2,826
                                                          -------      -------         --------       --------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .    $ 2,501      $ 1,924         $  5,948       $  4,239
                                                          -------      -------         --------       --------
                                                          -------      -------         --------       --------
BASIC EARNINGS PER COMMON SHARE. . . . . . . . . . . .    $  0.56      $  0.43         $   1.33       $   0.95
                                                          -------      -------         --------       --------
                                                          -------      -------         --------       --------
DILUTED EARNINGS PER COMMON SHARE. . . . . . . . . . .    $  0.55      $  0.43         $   1.31       $   0.95
                                                          -------      -------         --------       --------
                                                          -------      -------         --------       --------

The accompanying notes are an integral part of these statements.

                                MARTEN TRANSPORT, LTD.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                Nine Months
                                                            Ended September 30,
                                                             1998         1997
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
    Net income . . . . . . . . . . . . . . . . . . . .    $  5,948      $  4,239
    Adjustments to reconcile net
      income to net cash flows
      from operating activities:
         Depreciation  . . . . . . . . . . . . . . . .      13,848        12,818
         Gain on disposition of revenue
            equipment. . . . . . . . . . . . . . . . .        (776)         (163)
         Deferred tax provision. . . . . . . . . . . .       1,903           444
         Changes in other current
            operating items. . . . . . . . . . . . . .      (1,638)         (863)
                                                          --------      --------
             Net cash provided by
               operating activities. . . . . . . . . .      19,285        16,475
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions:
    Revenue equipment, net . . . . . . . . . . . . . .     (18,996)      (15,504)
    Building and land, office equipment,
      and other additions, net . . . . . . . . . . . .        (373)         (287)
 Net change in other assets. . . . . . . . . . . . . .        (171)         (605)
                                                          --------      --------
             Net cash used for investing
               activities. . . . . . . . . . . . . . .     (19,540)      (16,396)
                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock . . . . . . . . . . . . . .        -               15
  Long-term borrowings . . . . . . . . . . . . . . . .      19,939        17,244
  Repayment of long-term borrowings. . . . . . . . . .     (19,578)      (17,933)
                                                          --------      --------
             Net cash provided by (used for)
               financing activities. . . . . . . . . .         361          (674)
                                                          --------      --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .         106          (595)

CASH AND CASH EQUIVALENTS:
 Beginning of period. . . . . . . . . . . . . . . . .        2,052         3,028
                                                          --------      --------
 End of period. . . . . . . . . . . . . . . . . . . .     $  2,158      $  2,433
                                                          --------      --------
                                                          --------      --------

CASH PAID (RECEIVED) FOR:
 Interest . . . . . . . . . . . . . . . . . . . . . .     $  3,049      $  3,117
                                                          --------      --------
                                                          --------      --------
 Income taxes . . . . . . . . . . . . . . . . . . . .     $  2,045      $   (135)
                                                          --------      --------
                                                          --------      --------

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

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

                                                               Three Months                   Nine Months
                                                            Ended September 30,            Ended September 30,
     (In thousands, except per-share amounts)               1998        1997(a)           1998          1997(a)
                                                           ------      --------          ------        --------
     Numerator:
       Net income . . . . . . . . . . . . . . . . . . . .  $2,501       $1,924           $5,948         $4,239
                                                           ------       ------           ------         ------
     Denominator:
       Basic earnings per common share -
            weighted-average shares . . . . . . . . . . .   4,478        4,440            4,478          4,439
       Effect of dilutive stock options . . . . . . . . .      46           29               54             22
                                                           ------       ------           ------         ------
       Diluted earnings per common share -
            weighted-average shares and
            assumed conversions . . . . . . . . . . . . .   4,524        4,469            4,532          4,461
                                                           ------       ------           ------         ------
                                                           ------       ------           ------         ------
     Basic earnings per common share. . . . . . . . . . .  $ 0.56       $ 0.43           $ 1.33         $ 0.95
                                                           ------       ------           ------         ------
                                                           ------       ------           ------         ------
     Diluted earnings per common share. . . . . . . . . .  $ 0.55       $ 0.43           $ 1.31         $ 0.95
                                                           ------       ------           ------         ------
                                                           ------       ------           ------         ------

The following options were outstanding, but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

                                                              Three Months                     Nine Months
                                                           Ended September 30,             Ended September 30,
                                                            1998        1997(a)           1998          1997(a)
                                                           ------      --------          ------        --------
     Number of option shares . . . . . . . . . . . . . .   11,250       217,500          11,250         217,500
     Weighted-average exercise price . . . . . . . . . .  $ 17.25      $  13.57         $ 17.25        $  13.57
                                                          -------      --------         -------        --------
                                                          -------      --------         -------        --------

     (a) 1997 information has been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997.

(3)  Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998, and is effective in our first quarter of 2000. Statement No.
133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge Marten's exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on Marten's results of operations and financial position because we do not hold significant derivative instruments as of September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Operating revenue for the third quarter of 1998 increased 12.2 percent over the same period of 1997. Operating revenue for the first nine months of 1998 increased 13.8 percent over the same period last year. The primary reason for these increases was the transportation of more freight associated with an increase in our fleet, improved equipment utilization, and stronger customer demand. Stronger customer demand also caused average freight rates to increase in 1998. Our contracts with customers require fuel surcharges and rebates based on significant fluctuations in the price of diesel fuel. Operating revenue in the first nine months of 1998 was reduced by fuel rebates of $265,000 due to a decrease in the price of diesel fuel. Operating revenue was increased by fuel surcharges of $1,100,000 during the same period of 1997 due to an increase in the price of diesel fuel. We expect operating revenue for the remainder of 1998 to exceed 1997 levels given planned revenue equipment additions.

Operating expenses for the third quarter of 1998 were 89.8 percent of operating revenue, compared with 90.7 percent for the third quarter of 1997. This ratio for the first nine months of 1998 was 91.2 percent, compared with 92.1 percent for the same period of 1997. These improved ratios reflect more efficient utilization of our revenue equipment. The transportation of additional freight and expansion of our fleet caused most of the expense categories to increase in 1998. Purchased transportation expense significantly increased in 1998 due to a continued increase in the number of independent contractor-owned vehicles in our fleet. Our use of independent contractor-owned vehicles reduced the following expenses relative to revenue since the independent contractors assume these expenses: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. A decrease in the price of diesel fuel in 1998 caused an additional decrease in our fuel and fuel taxes expense.
Insurance and claims expense in 1998 has been consistent with 1997 levels due to continued favorable accident experience. We expect operating expenses as a percent of revenue for the remainder of 1998 to remain at current levels.

Interest expense for the three-month and nine-month periods ended September 30, 1998, decreased from the same periods last year. This improvement was caused by a decrease in our average long-term debt from 1997 to 1998. We expect interest expense as a percent of revenue to remain at current levels.

We recorded net income of $2,501,000, or 55 cents per diluted share, for the third quarter of 1998. This compares with net income of $1,924,000, or 43 cents per diluted share, for the 1997 third quarter. Net income for the first nine months of 1998 was $5,948,000, or $1.31 per diluted share, compared with net income of $4,239,000, or 95 cents per diluted share, for the same period last year. Earnings per share for 1997 have been retroactively adjusted to reflect a three-for-two stock split effective for shareholders of record as of December 15, 1997. Continued increases in revenue, improved equipment utilization, and expense control led to our improved results of operations.

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in
Note 3 to the financial statements. This statement, effective in our first quarter of 2000, is expected to have minimal impact on our results of operations and financial position because we do not have significant derivative instruments as of September 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY
Net cash flows from operations provided $19,285,000 during the first nine months of 1998. Net cash of $19,540,000 was used to invest in property and equipment, while financing activities provided $361,000 during this period. We continued to update and expand our fleet in 1998 and 1997 by investing in new, more efficient revenue equipment. We are committed to purchase approximately $5 million of new revenue equipment, net of trade-in allowances, during the fourth quarter of 1998. We have paid, and expect to pay, for these purchases using cash flow from operations and long-term debt.

Cash generated from operations historically has met Marten's working capital needs despite a working capital deficit. The working capital deficit has been caused by current maturities of long-term debt associated with additions to our fleet. Subsequent to September 30, 1998, a substantial portion of these current maturities has been replaced with non-current maturities associated with the change in our long-term debt noted below. Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements. Short-term borrowings have not been and are not expected to be used to meet working capital needs. We believe our liquidity will adequately satisfy expected near-term operating requirements.

In October 1998, we entered into agreements for $25 million in Series A Senior Unsecured Notes and a $40 million unsecured committed credit facility. The Senior Notes bear fixed interest at 6.78 percent and mature in October 2008. The credit facility bears variable interest based on the London Interbank Offered rate and matures in October 2001. The proceeds of these fundings have been used to retire a substantial portion of existing long-term debt, and will be used to invest in property and equipment and satisfy working capital requirements.

IMPACT OF YEAR 2000
Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. Marten is taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We are continuing our as-yet incomplete assessment of the impact of the year 2000 problem.

Marten has reviewed its internal information systems and believes that the costs and efforts to address the year 2000 problem will not be material to our business, financial condition or results of operations, and may be resolved through replacements and upgrades to our software or hardware. The year 2000 problem may, however, adversely impact Marten by affecting the business and operations of parties with which we transact business, although we are unable to precisely determine the likelihood or potential impact of any such event. There can be no assurance that Marten will be able to effectively address year 2000 issues in a cost-efficient manner and without interruption to our business, or that year 2000 problems encountered by our suppliers, customers or other parties will not have a material impact on our business, financial condition and results of operations.

Marten's state of readiness for the year 2000, our estimated costs associated with year 2000 issues, the risks we face associated with year 2000 issues and our year 2000 contingency plans are summarized below.

STATE OF READINESS.

Internally, we have implemented a three-phase process to assess year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are year 2000 compliant. We have completed all three phases with respect to most of our material internally-written and purchased information technology ("IT") systems and non-IT systems and believe the systems are year 2000 compliant. However, Marten also utilizes a sales and marketing system, an insurance claims management system and a maintenance tracking system, all of which are in the second phase. We expect these three systems will be through phase three and achieve year 2000 compliance in 1999.

Externally, we have implemented a three-phase process to assess year 2000 compliance of the systems of our vendors and third party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors and other third parties with whom we transact business and determine whether they are significant to our business ("core" parties); (2) to contact the vendors and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the year 2000 problem; and (3) to evaluate the responses received from the vendors and other third parties. The questionnaire we are using asks vendors and other third parties such questions as (i) whether they have a documented year 2000 compliance plan, (ii) whether they are aware of any year 2000 readiness issues that could affect Marten, (iii) whether, if such an issue exists, they have plans in place to ensure compliance, (iv) what their target date is for year 2000 compliance and (v) whether they have any contingency plans. We have substantially completed all three phases with respect to core parties. We plan to follow up during 1999 with our core vendors and third parties with whom we do business, and update our information regarding the year 2000 problem. We are in the first and second phases with respect to non-core parties, and anticipate completing all phases with respect to non-core parties before the end of 1998.

COSTS ASSOCIATED WITH YEAR 2000 ISSUES.

We estimate that the future costs associated with implementing all phases of our year 2000 assessment and resolving any year 2000 problems will be between $100,000 and $200,000. This estimated range includes expenditures for both repairs and upgrades. We believe that these costs, assuming this estimate is accurate, would not have a material effect on our business, financial condition and results of operations. We estimate our costs to date associated with year 2000 issues to be less than $25,000. We anticipate that cash flow from operations will be used to pay the costs associated with our year 2000 problem. All year 2000 costs are expensed as incurred.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES.

We are unaware of any material risk to Marten associated with year 2000 issues at the present time. We believe that the reasonably likely worst case year 2000 scenario is a decrease in the efficiency with which we procure and deliver loads, and a decrease in the efficiency with which we receive payment for services rendered. A decrease in efficiency, however, would not necessarily result in a decrease in business. We expect that load procurement, load delivery and billing all could be achieved through alternative methods within a relatively short period of time. Any disruption, however, could result in some lost revenue.

We face the additional risk of experiencing an increase in claims and litigation relating to the year 2000 problem because, among other reasons, there is no uniform definition of year 2000 "compliance" and because all vendor and third party situations cannot be anticipated, particularly those involving third party products. Such claims, if successful, could have a material adverse effect on future results. Moreover, the costs of defending Marten against such claims, even if ultimately resolved in our favor, could have a material adverse effect on future results.

CONTINGENCY PLANS.

We have not yet developed specific contingency plans for the millennium bug because our assessment of year 2000 issues is incomplete. We generally expect that our contingency plans will be to identify and have available to us alternate vendors and service providers to decrease the impact on Marten if one or more of the core parties with whom we do business suffers a significant year 2000 problem. We expect to have Marten's contingency plans complete before the end of 1998.

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

          None

ITEM 5.   Other Information.

          None

ITEM 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits

          Item No.  Item                               Method of Filing
          --------  ----                               ----------------

          10.12     Note Purchase and Private
                    Shelf Agreement dated
                    October 30, 1998, between
                    the Company and The Prudential
                    Insurance Company of
                    America . . . . . . . . . . . . . Filed with this report
                                                            electronically.

          10.13     Credit Agreement dated
                    October 30, 1998, between
                    the Company and U.S. Bank
                    National Association . . . . . . . Filed with this report
                                                            electronically.

          27.1      Financial Data
                    Schedule . . . . . . . . . . . . . Filed with this report
                                                            electronically.

     b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        MARTEN TRANSPORT, LTD.
                                             (Registrant)

Dated:  November 12, 1998          By:        /s/ Darrell D. Rubel
                                        ---------------------------------
                                        Darrell D. Rubel
                                        Executive Vice President and Treasurer
                                        (Chief Financial Officer)

                                MARTEN TRANSPORT, LTD.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                       For the Quarter Ended September 30, 1998


Item No.  Item                                    Method of Filing
--------  ----                                    ----------------

10.12     Note Purchase and Private
          Shelf Agreement dated
          October 30, 1998, between
          the Company and The Prudential
          Insurance Company of
          America . . . . . . . . . . . . . . . .Filed with this report electronically.

10.13     Credit Agreement dated
          October 30, 1998, between
          the Company and U.S. Bank
          National Association. . . . . . . . . .Filed with this report electronically.

27.1      Financial Data
          Schedule. . . . . . . . . . . . . . . .Filed with this report electronically.