Form 10-K
period 1998-12-31
MARTEN TRANSPORT LTD
filed 1999-03-26
CIK 799167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended:                     Commission file number:
          DECEMBER 31, 1998                              0-15010

                            ------------------------

                             MARTEN TRANSPORT, LTD.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                 39-1140809
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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 22, 1999, 4,477,645 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $25,131,550.

    Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to in this Report) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant's Proxy Statement for the annual meeting to be held May 11, 1999 (the "1999 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORWARD-LOOKING INFORMATION

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. ANY STATEMENTS NOT OF HISTORICAL FACT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS. WRITTEN WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE" OR "ESTIMATE," OR OTHER VARIATIONS OF THESE OR SIMILAR WORDS, IDENTIFY SUCH STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER
MATERIALLY, DEPENDING ON A VARIETY OF FACTORS, SUCH AS THE INDUSTRY DRIVER SHORTAGE, THE MARKET FOR REVENUE EQUIPMENT, FUEL PRICES AND GENERAL WEATHER AND ECONOMIC CONDITIONS.

                                        PART I

ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

      Marten Transport, Ltd. is a long-haul truckload carrier providing protective service and time-sensitive transportation. "Protective service transportation" means temperature controlled or insulated carriage of temperature-sensitive materials and general commodities. We have operating authority, both contract and common, granted by the Interstate Commerce Commission ("ICC") and are currently regulated by the United States Department of Transportation ("DOT") and the Federal Highway Administration ("FHWA").

      As of December 31, 1998, we operated a fleet of 1,460 tractors and 2,097 trailers. Most of our trailers are protective service trailers. As of December 31, 1998, 994 tractors and 2,094 trailers in our fleet were company-owned and 466 tractors and 3 trailers were under contract with independent contractors.
As of December 31, 1998, we had 1,337 employees, including 1,026 drivers. Our employees are not represented by a collective bargaining unit.

      Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

     (b)  FINANCIAL INFORMATION ABOUT SEGMENTS.

      Since our inception, substantially all of our revenue, operating profits and assets have related primarily to one business segment--long-haul truckload carriage of time- and temperature-sensitive materials and general commodities.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

      We specialize in protective service transportation of foods, chemicals and other products requiring temperature-controlled carriage or insulated carriage. We also provide dry freight carriage. In 1998, we earned approximately 79% of our revenue from hauling protective service products and 21% of our revenue from hauling dry freight. Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads. The specialized transportation services we offer include:

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

      We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States. Marketing personnel travel in their regions to solicit new customers and maintain contact with customers. Once we establish a customer relationship, the customer's primary contact is one of our customer service managers. Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis. Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.6% in 1998.

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

      A single customer, The Pillsbury Company, accounted for approximately 11% of our revenue in 1998, 13% of our revenue in 1997 and 13% of our revenue in 1996.

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

      Our primary traffic lanes are between the Midwest and the following regions: West Coast, Pacific Northwest, Southwest, Southeast and the East Coast; and from California to the Pacific Northwest and the Midwest. The average length of a trip (one-way) was 1,081 miles during 1998, 1,092 miles during 1997 and 1,095 miles during 1996. Our loads generally move directly from origin to destination, which eliminates the need for freight terminals. We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Wilsonville, Oregon; and Jonesboro, Georgia.

      We have agreements with various fuel distributors. These agreements allow our drivers to purchase fuel at a discount while in transit. We also purchase fuel in bulk in Mondovi and at our maintenance facilities.

DRIVERS

      As of December 31, 1998, we employed 1,026 drivers and had contracts with independent contractors for the services of 466 tractors. Independent contractors provide both a tractor and a qualified driver for our use. We recruit drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1998, was approximately 1 to 1. Our drivers are not represented by a collective bargaining unit. Our turnover of drivers was approximately 62% in 1998. Based on industry surveys, we believe our driver turnover rate is in line with the industry.

      We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience and personal evaluations. We maintain stringent screening, training and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin terminal in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers must also pass DOT required tests prior to assignment to a vehicle. We maintain a toll-free number, satellite tracking and a staff of fleet managers to communicate and support drivers while on the road for extended periods.

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

      We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance and repairs. Independent contractors that have been under contract with us for at least six months are also eligible to purchase shares of our Common Stock under a stock purchase plan we sponsor. We pay the brokerage commissions on purchases and the plan's administrative costs.

REVENUE EQUIPMENT

      The trucking industry requires significant capital investment in revenue equipment. We finance a portion of our revenue equipment purchases using long-term debt. We purchase tractors and trailers manufactured to our specifications. Freightliner or Peterbilt manufacture most of our tractors. Most of our tractors are equipped with 435/500 or 370/435 horsepower Detroit Diesel or Cummins engines. These engines enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by our equipment, such as mountainous terrain and maximum weight loads. Utility, Great Dane or Wabash manufacture most of our single van trailers. Most of our trailers are equipped with Thermo-King cooling and heating equipment. Our single van refrigerated trailers are either 53 feet long (1,605 trailers) or 48 feet long (489 trailers). All of our trailers are 102 inches wide and have at least 106 inches of inside height. We standardize equipment to simplify driver training, control the cost of spare parts inventory, enhance our preventive maintenance program and increase fuel economy.

      The following table shows the type and age of equipment we own as of December 31, 1998:


   Model Year                 Tractors              Single Van Trailers
   ----------                 --------              -------------------
      1999                      144                          232
      1998                      189                          593
      1997                      230                          376
      1996                      319                          471
      1995                      110                          236
      1994                        1                          155
      1993                        -                           30
      1992                        1                            -
      1990                        -                            1
                                ---                        -----
      Total                     994                        2,094
                                ---                        -----
                                ---                        -----

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

EMPLOYEES

      As of December 31, 1998, we employed 1,337 people. This total consists of 1,026 drivers, 116 mechanics and maintenance personnel, along with 195 support personnel. Support personnel includes management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

REGULATION

      We are a motor common and contract carrier.   The DOT and the FHWA, along
with various state agencies, regulate our operations. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 (the "MCA") substantially increased competition among motor carriers and limited the level of regulation in the industry. The MCA allowed applicants to obtain ICC operating authority more easily and allowed interstate motor carriers to change their rates without ICC approval. The law also removed many route and commodity restrictions. The Trucking Industry Regulatory Reform Act of 1994 (the "TIRRA") has further increased industry competition and limited industry regulation. The TIRRA repealed tariff filing for individually determined rates, simplified the granting of operating authority, and pre-empted price, route and service regulation by the states. Effective January 1, 1996, the ICC Termination Act of 1995 abolished the ICC and transferred its regulatory authority to the DOT and the FHWA.

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

      We partially self-insure for losses relating to workers' compensation, auto liability, general liability and cargo claims, along with employees' group health benefits. We self-insure for property damage claims. We also maintain an insurance policy that limits annual total losses to $7.5 million for auto liability, workers' compensation and general liability claims. We believe that our current liability limit is reasonable. However, we could suffer losses over our policy limits. Losses in excess of our policy limits could negatively affect our financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers, with their ages and the offices held as of March 1, 1999, are as follows:

            Name                        Age   Position
            ----                        ---   ---------

            Randolph L. Marten          46    Chairman of the Board, President
                                              and Director

            Darrell D. Rubel            53    Executive Vice President, Chief
                                              Financial Officer, Treasurer,
                                              Assistant Secretary and Director

            Robert G. Smith             55    Chief Operating Officer and Vice
                                              President of Operations

            Timothy P. Nash             47    Vice President of Sales

            Franklin J. Foster          42    Vice President of Finance

      Randolph L. Marten has been a full-time employee since 1974. Mr. Marten has been a Director since October 1980, our President since June 1986 and our Chairman of the Board since August 1993. Mr. Marten also served as our Chief Operating Officer from June 1986 until August 1998 and as a Vice President from October 1980 to June 1986.

      Darrell D. Rubel has been a Director since February 1983, our Chief Financial Officer since January 1986, our Treasurer since June 1986, our Executive Vice President since May 1993 and our Assistant Secretary since August 1987. Mr. Rubel also served as our Secretary from June 1986 until August 1987 and as a Vice President from January 1986 until May 1993.

      Robert G. Smith has been our Chief Operating Officer since August 1998 and our Vice President of Operations since June 1993. Mr. Smith also served as our Director of Operations from September 1989 to June 1993. Mr. Smith served as director of operations for Transport Corporation of America, an irregular-route truckload carrier, from January 1985 to September 1989.

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

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information in the "Common Stock Data" section of our 1998 Annual Report on page 12 is incorporated in this Report by reference.

          We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

          The financial information in the "Five-Year Financial Summary" section of our 1998 Annual Report on the inside front cover thereof is incorporated in this Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1998 Annual Report on pages 2 through 4 is incorporated in this Report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our credit facility described in Note 2 to the financial statements as well as in the Management's Discussion and Analysis carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank's Reference Rate. The Reference Rate is generally the prime rate. Should the lender's Reference Rate change, our interest expense will increase or decrease accordingly. As of December 31, 1998, we had borrowed approximately $4.8 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $48,000 in additional gross interest cost on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our Financial Statements and the Report of Independent Public Accountants on pages 5 through 12 of our 1998 Annual Report are incorporated in this Report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          A.   DIRECTORS OF THE REGISTRANT.

          The information in the "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" sections of our 1999 Proxy Statement is incorporated in this Report by reference.

          B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information about our executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

          C.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 1999 Proxy Statement is incorporated in this Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information in the "Election of Directors--Director Compensation" and "Compensation and Other Benefits" sections of our 1999 Proxy Statement is incorporated in this Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information in the "Principal Stockholders and Beneficial Ownership of Management" section of our 1999 Proxy Statement is incorporated in this Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information in the "Certain Transactions" section of our 1999 Proxy Statement is incorporated in this Report by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS:

                    The following Financial Statements are incorporated in this Report by reference from the pages noted in our 1998 Annual
                    Report:

                       Report of Independent Public Accountants - page 12

                       Balance Sheets as of December 31, 1998 and 1997 - page 5

                       Statements of Operations for the years ended
                       December 31, 1998, 1997 and 1996 - page 6

                       Statements of Changes in Shareholders' Investment for the years ended December 31, 1998, 1997 and 1996 - page 6

                       Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 - page 7

                       Notes to Financial Statements - pages 8 through 12

               2.   FINANCIAL STATEMENT SCHEDULES:

                    None.

               3.   EXHIBITS:

                    The exhibits to this Report are listed in the Exhibit Index on pages 11 through 13. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 22, 1999. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

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

                         (1) Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

                         (2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

                         (3) Employment Agreement, dated May 1, 1993, with Darrell D. Rubel.

                         (4)  Marten Transport, Ltd. 1995 Stock Incentive Plan.

                         (5) Amendment to Employment Agreement, dated January 27, 1999, with Darrell D. Rubel

          (b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998:

               None.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1999                  MARTEN TRANSPORT, LTD.



                                        By /s/ Randolph L. Marten
                                           -----------------------------------
                                           Randolph L. Marten
                                           Chairman of the Board and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                               Title
     ---------                               ------

/s/ Randolph L. Marten             Chairman of the Board, President
---------------------------        (Principal Executive Officer) and Director
Randolph L. Marten

/s/ Darrell D. Rubel               Executive Vice President, Chief Financial
---------------------------        Officer, Treasurer, Assistant Secretary
Darrell D. Rubel                   (Principal Financial and Accounting
                                   Officer) and Director

/s/ Larry B. Hagness               Director
---------------------------
Larry B. Hagness


/s/ Thomas J. Winkel               Director
---------------------------
Thomas J. Winkel


/s/ Jerry M. Bauer                 Director
---------------------------
Jerry M. Bauer


/s/ Christine K. Marten            Director
---------------------------
Christine K. Marten

                               MARTEN TRANSPORT, LTD.
                           EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1998


 ITEM NO.   ITEM                                               FILING METHOD
 --------   ----                                               --------------
 3.1        Certificate of Incorporation of the Company. . .   Incorporated by reference to
                                                               Exhibit 4.1 of the Company's
                                                               Registration Statement on Form S-8
                                                               (File No. 33-75648).

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

 4.2        Certificate of Incorporation of the Company. . .   See Exhibit 3.1 above.

 4.3        Bylaws of the Company. . . . . . . . . . . . . .   See Exhibit 3.2 above.

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

 10.1       Marten Transport, Ltd. 1986 Incentive
            Stock Option Plan, as amended. . . . . . . . . .   Incorporated by reference to
                                                               Exhibit 10.1 of the Company's
                                                               Annual Report on Form 10-K for the
                                                               year ended December 31, 1986 (File
                                                               No. 0-15010).

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
                                                               Registration Statement on Form S-1
                                                               (File No. 33-8108).



 ITEM NO.   ITEM                                               FILING METHOD
 --------   ----                                               --------------
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

 10.5       Amendment to Agreement on Credit Terms dated
            July 31, 1990 between the Company and First
            Bank National Association. . . . . . . . . . . .   Incorporated by reference to
                                                               Exhibit 10.10 of the Company's
                                                               Annual Report on Form 10-K for the
                                                               year ended December 31, 1990 (File
                                                               No. 0-15010).

 10.6       Security Agreement dated January 12,
            1990, as amended, between the Company
            and First Bank National Association. . . . . . .   Incorporated by reference to
                                                               Exhibit 10.15 of the Company's
                                                               Annual Report on Form 10-K for the
                                                               year ended December 31, 1992 (File
                                                               No. 0-15010).

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

 10.8       Amendment No. 3 to Agreement on
            Credit Terms dated May 17, 1993
            between the Company and First
            Bank National Association. . . . . . . . . . . .   Incorporated by reference to
                                                               Exhibit 19.3 of the Company's
                                                               Quarterly Report on Form 10-Q for
                                                               the quarter ended June 30, 1993
                                                               (File No. 0-15010).

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
                                                               No. 0-15010).



 ITEM NO.   ITEM                                               FILING METHOD
 --------   ----                                               --------------
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

 10.12      Note Purchase and Private Shelf Agreement
            dated October 30, 1998, between the Company
            and The Prudential Insurance Company of
            America. . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to
                                                               Exhibit 10.12 of the Company's
                                                               Quarterly Report on Form 10-Q for
                                                               the quarter ended September 30,
                                                               1998 (File No. 0-15010).

 10.13      Credit Agreement dated October 30, 1998,
            between the Company and U.S. Bank National
            Association. . . . . . . . . . . . . . . . . . .   Incorporated by reference to
                                                               Exhibit 10.13 of the Company's
                                                               Quarterly Report on Form 10-Q for
                                                               the quarter ended September 30,
                                                               1998 (File No. 0-15010).

 10.14      Amendment to Employment Agreement, dated
            January 27, 1999, between the Company and
            Darrell D. Rubel . . . . . . . . . . . . . . . .   Filed with this Report.

 13.1       1998 Annual Report to Shareholders . . . . . . .   Filed with this Report.

 23.1       Consent of Arthur Andersen LLP . . . . . . . . .   Filed with this Report.

 27.1       Financial Data Schedule. . . . . . . . . . . . .   Filed with this Report.
