Form 10-Q
period 1999-03-31
MARTEN TRANSPORT LTD
filed 1999-05-10
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

                         Commission File Number 0-15010


                             MARTEN TRANSPORT, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                           39-1140809
          ------------------------                -------------------
          (State of incorporation)                 (I.R.S. Employer
                                                  Identification No.)

                   129 Marten Street, Mondovi, Wisconsin 54755
                   -------------------------------------------
                     (Address of principal executive offices)

                                   715-926-4216
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X              No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,477,645 as of May 6, 1999.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)

                                                                    MARCH 31,     DECEMBER 31,
                                                                       1999           1998
                                                                    ---------     ------------
                                                                   (UNAUDITED)
ASSETS
   Current assets:
         Cash and cash equivalents  . . . . . . . .                 $     623        $   1,116
         Receivables  . . . . . . . . . . . . . . .                    22,974           19,754
         Prepaid expenses and other . . . . . . . .                     6,748            7,850
         Deferred income taxes  . . . . . . . . . .                     3,769            3,265
                                                                    ---------        ---------
                 Total current assets . . . . . . .                    34,114           31,985
                                                                    ---------        ---------
   Property and equipment:
         Revenue equipment, buildings and land,
            office equipment, and other . . . . . .                   172,385          172,271
         Accumulated depreciation . . . . . . . . .                   (47,017)         (48,514)
                                                                    ---------        ---------
                 Net property and equipment . . . .                   125,368          123,757

   Other assets . . . . . . . . . . . . . . . . . .                       958              967
                                                                    ---------        ---------
                     TOTAL ASSETS . . . . . . . . .                 $ 160,440        $ 156,709
                                                                    ---------        ---------
                                                                    ---------        ---------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current liabilities:
         Accounts payable and accrued liabilities .                 $  14,105        $  11,777
         Insurance and claims accruals  . . . . . .                    11,011           10,529
         Current maturities of long-term debt . . .                     7,929            8,899
                                                                    ---------        ---------
                 Total current liabilities  . . . .                    33,045           31,205

   Long-term debt, less current maturities. . . . .                    46,572           47,232
   Deferred income taxes. . . . . . . . . . . . . .                    26,123           24,994
                                                                    ---------        ---------
                 Total liabilities  . . . . . . . .                   105,740          103,431
                                                                    ---------        ---------
   Shareholders' investment:
         Common stock, $.01 par value per share,
            10,000,000 shares authorized,
            4,477,645 shares issued and
            outstanding . . . . . . . . . . . . . .                        45               45
         Additional paid-in capital . . . . . . . .                     9,934            9,934
         Retained earnings  . . . . . . . . . . . .                    44,721           43,299
                                                                    ---------        ---------
                 Total shareholders' investment . .                    54,700           53,278
                                                                    ---------        ---------
                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' INVESTMENT . . .                 $ 160,440        $ 156,709
                                                                    ---------        ---------
                                                                    ---------        ---------

     The accompanying notes are an integral part of these balance sheets.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except share information)
                                   (Unaudited)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                    1999            1998
                                                  --------        --------
OPERATING REVENUE . . . . . . . . . . . . .       $ 48,731        $ 45,218
                                                  --------        --------
OPERATING EXPENSES:
   Salaries, wages and benefits . . . . . .         14,852          14,099
   Purchased transportation . . . . . . . .         12,449          10,659
   Fuel and fuel taxes  . . . . . . . . . .          5,698           5,716
   Supplies and maintenance . . . . . . . .          3,947           3,472
   Depreciation . . . . . . . . . . . . . .          4,908           4,509
   Operating taxes and licenses . . . . . .            934             898
   Insurance and claims . . . . . . . . . .          1,114             998
   Communications and utilities . . . . . .            658             584
   Gain on disposition of revenue
      equipment . . . . . . . . . . . . . .           (461)           (153)
   Other  . . . . . . . . . . . . . . . . .          1,431           1,242
                                                  --------        --------
              Total operating expenses  . .         45,530          42,024
                                                  --------        --------

OPERATING INCOME  . . . . . . . . . . . . .          3,201           3,194

OTHER EXPENSES (INCOME):
   Interest expense . . . . . . . . . . . .            927             982
   Interest income and other  . . . . . . .            (57)            (55)
                                                  --------        --------

INCOME BEFORE INCOME TAXES  . . . . . . . .          2,331           2,267

PROVISION FOR INCOME TAXES  . . . . . . . .            909             907
                                                  --------        --------

NET INCOME  . . . . . . . . . . . . . . . .       $  1,422        $  1,360
                                                  --------        --------
                                                  --------        --------

BASIC AND DILUTED EARNINGS
   PER COMMON SHARE . . . . . . . . . . . .       $   0.32        $   0.30
                                                  --------        --------
                                                  --------        --------

       The accompanying notes are an integral part of these statements.

                             MARTEN TRANSPORT, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               1999            1998
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Operations:
      Net income  . . . . . . . . . . . . . . . . . .        $  1,422        $  1,360
      Adjustments to reconcile net
        income to net cash flows
        from operating activities:
          Depreciation  . . . . . . . . . . . . . . .           4,908           4,509
          Gain on disposition of revenue
            equipment . . . . . . . . . . . . . . . .            (461)           (153)
          Deferred tax provision  . . . . . . . . . .             625             119
          Changes in other current
            operating items . . . . . . . . . . . . .             692           1,970
                                                             --------        --------
              Net cash provided by
                operating activities  . . . . . . . .           7,186           7,805
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions:
     Revenue equipment, net . . . . . . . . . . . . .          (5,876)         (8,999)
     Buildings and land, office equipment,
       and other additions, net . . . . . . . . . . .            (182)           (133)
   Net change in other assets . . . . . . . . . . . .               9              31
                                                             --------        --------
              Net cash used for investing
                activities  . . . . . . . . . . . . .          (6,049)         (9,101)
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings . . . . . . . . . . . . . . .          15,900           8,577
   Repayment of long-term borrowings  . . . . . . . .         (17,530)         (6,568)
                                                             --------        --------
              Net cash provided by
                (used for) financing
                activities  . . . . . . . . . . . . .          (1,630)          2,009
                                                             --------        --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . .            (493)            713

CASH AND CASH EQUIVALENTS:
   Beginning of period  . . . . . . . . . . . . . . .           1,116           2,052
                                                             --------        --------
   End of period  . . . . . . . . . . . . . . . . . .        $    623        $  2,765
                                                             --------        --------
                                                             --------        --------

CASH PAID FOR:
   Interest . . . . . . . . . . . . . . . . . . . . .        $    938        $    961
                                                             --------        --------
                                                             --------        --------
   Income taxes . . . . . . . . . . . . . . . . . . .        $    344        $    169
                                                             --------        --------
                                                             --------        --------

       The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 1998 Annual Report on Form 10-K.

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)             1999         1998
                                                     ----         ----
Numerator:
   Net income . . . . . . . . . . . . . . . .       $1,422       $1,360
                                                    ------       ------
Denominator:
   Basic earnings per common share -
      weighted-average shares . . . . . . . .        4,478        4,478
   Effect of dilutive stock options . . . . .           19           45
                                                    ------       ------
   Diluted earnings per common share -
      weighted-average shares and
      assumed conversions . . . . . . . . . .        4,497        4,523
                                                    ------       ------
                                                    ------       ------
Basic and diluted earnings per common share .       $ 0.32       $ 0.30
                                                    ------       ------
                                                    ------       ------

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                      1999          1998
                                                      ----          ----
Number of option shares . . . . . . . . . . .        18,750          --
Weighted-average exercise price . . . . . . .        $15.95          --
                                                     ------         ---

(3)      Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2000. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the first quarter of 1999 increased 7.8 percent over the first quarter of 1998. This increase was primarily the result of transporting additional freight associated with moderate additions to our fleet. Average freight rates increased slightly in 1999, which were offset by a slight decrease in equipment utilization. Our contracts with customers require fuel rebates and surcharges based on significant fluctuations in the price of diesel fuel. Operating revenue for the first quarter of 1999 was reduced by fuel rebates of $376,000 due to a decrease in the price of diesel fuel. Fuel rebates and surcharges for the first quarter of 1998 were insignificant. We expect operating revenue for the remainder of 1999 to exceed 1998 levels due to planned additions to our fleet.

Operating expenses for the first quarter of 1999 were 93.4 percent of operating revenue, compared with 92.9 percent for the same period in 1998. Most expense categories increased in 1999 due to the transportation of additional freight and expansion of our fleet. Purchased transportation expense increased significantly due to a planned increase in the number of independent contractor-owned vehicles in our fleet. Our use of independent contractor-owned vehicles reduces the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. The independent contractors assume these expenses. Fuel and fuel tax expense also decreased due to lower diesel fuel prices in the first quarter of 1999 compared with the same period in 1998. Insurance and claims expense for the first quarter of 1999 was consistent with the same period in 1998, reflecting our continued emphasis on driver safety and training. Our gain on disposition of revenue equipment for the first three months of 1999 increased from the same period of the prior year due to an increase in the market value received for used revenue equipment along with additional planned revenue equipment trades. We expect operating expenses as a percent of revenue to remain at current levels for the remainder of 1999.

Interest expense represented 1.9 percent of operating revenue for the first quarter of 1999, compared with 2.2 percent for the same period of 1998. This improvement reflects the lower interest rates associated with the Series A Senior Unsecured Notes and the unsecured committed credit facility we entered into during our fourth quarter of 1998. We expect interest expense as a percent of revenue to remain at current levels.

Our effective income tax rate was 39 percent for the first quarter of 1999, compared with 40 percent for the prior year. We expect the effective income tax rate to remain at 39 percent for the remainder of 1999.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 3 to the financial statements. This statement, effective in our first quarter of 2000, is expected to have minimal impact on our results of operations and financial position because we did not have significant derivative instruments as of March 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by our operating activities during the first three months of 1999 was $7,186,000. Net cash of $6,049,000 was used to invest in property and equipment and other assets, while financing activities used $1,630,000 during this period. We continued to update and expand our fleet with new, more efficient revenue equipment in 1999 and 1998. We are committed to purchase approximately $20 million of new revenue equipment, net of trade-in allowances, in 1999. These purchases have been, and are expected to be, made using cash flows from operations and proceeds from long-term debt.

Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital needs. We have not used, and do not expect to use, short-term borrowings to meet working capital requirements. We believe our liquidity is adequate to meet expected near-term operating needs.

IMPACT OF YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "Year 2000 problem" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the Year 2000. As the Year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. We are taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We are continuing our as-yet incomplete assessment of the impact of the Year 2000 problem.

We have reviewed our internal information systems and believe that the costs and efforts to address the Year 2000 problem will not be material to our business, financial condition or results of operations, and may be resolved through replacements and upgrades to our software or hardware. The Year 2000 problem may, however, adversely impact us by affecting the business and operations of parties with which we transact business, although we are unable to precisely determine the likelihood or potential impact of any such event. There can be no assurance that we will be able to effectively address Year 2000 issues in a cost-efficient manner and without interruption to our business, or that Year 2000 problems encountered by our suppliers, customers or other parties will not have a material impact on our business, financial condition and results of operations.

Our state of readiness for the Year 2000, our estimated costs associated with Year 2000 issues, the risks we face associated with Year 2000 issues and our Year 2000 contingency plans are summarized below.

STATE OF READINESS.

Internally, we have implemented a three-phase process to assess Year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are Year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with Year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are Year 2000 compliant. We have completed all three phases with respect to most of our material internally written and purchased information technology (IT) systems and non-IT systems and believe the systems are Year 2000 compliant. However, we also utilize a sales and marketing system, an insurance claims management system and a maintenance tracking system, all of which are in the second phase. We expect these three systems will be through phase three and achieve Year 2000 compliance during our third quarter of 1999.

Externally, we have implemented a three-phase process to assess Year 2000 compliance of the systems of our vendors and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors and other third parties with whom we transact business and determine whether they are significant to our business ("core" parties); (2) to contact the vendors and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the Year 2000 problem; and (3) to evaluate the responses received from the vendors and other third parties. The questionnaire we are using asks vendors and other third parties such questions as (i) whether they have a documented Year 2000 compliance plan, (ii) whether they are aware of any Year 2000 readiness issues that could affect us, (iii) whether, if such an issue exists, they have plans in place to ensure compliance, (iv) what their target date is for Year 2000 compliance and (v) whether they have any contingency plans. We have substantially completed all three phases with respect to our vendors and third-party service providers. We plan to follow up with our core vendors and third parties with whom we do business to update our information regarding the Year 2000 problem.

COSTS ASSOCIATED WITH YEAR 2000 ISSUES.

We estimate that the future costs associated with implementing all phases of our Year 2000 assessment and resolving any Year 2000 problems will be between $100,000 and $200,000. This estimated range includes expenditures for both repairs and upgrades. We believe that these costs, assuming this estimate is accurate, would not have a material effect on our business, financial condition and results of operations. We estimate our costs to date associated with Year 2000 issues to be less than $50,000. We anticipate that cash flow from operations will be used to pay the costs to address Year 2000 issues. All Year 2000 costs are expensed as incurred.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES.

We are unaware of any material risk to us associated with Year 2000 issues at the present time. We believe that the reasonably likely worst case Year 2000 scenario is a decrease in the efficiency with which we procure and deliver loads, and a decrease in the efficiency with which we receive payment for services rendered. A decrease in efficiency, however, would not necessarily result in a decrease in business. We expect that load procurement, load delivery and billing all could be achieved through alternative methods within a relatively short period of time. Any disruption, however, could result in some lost revenue.

We face the additional risk of experiencing an increase in claims and litigation relating to the Year 2000 problem because, among other reasons, there is no uniform definition of Year 2000 "compliance" and because all vendor and third-party situations cannot be anticipated, particularly those involving third-party products. Such claims, if successful, could have a material adverse effect on future results. Moreover, the costs of defending us against such claims, even if ultimately resolved in our favor, could have a material adverse effect on future results.

CONTINGENCY PLANS.

We have completed a specific contingency plan for the Year 2000 problem. This contingency plan identifies alternate vendors and service providers to decrease the impact on us if one or more of the core parties with whom we do business suffers a significant Year 2000 problem.

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

         b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MARTEN TRANSPORT, LTD.
                             (Registrant)

Dated: May 10, 1999          By:   /s/ Darrell D. Rubel
                                   --------------------------------------
                                   Darrell D. Rubel
                                   Executive Vice President and Treasurer
                                   (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                      For the Quarter Ended March 31, 1999



Item No.   Item                             Method of Filing

  27.1     Financial Data
           Schedule . . . . . . . . . .     Filed with this report
                                            electronically.