Form 10-Q
period 1999-06-30
MARTEN TRANSPORT LTD
filed 1999-08-12
CIK 799167

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,300,145 as of August 10, 1999.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             MARTEN TRANSPORT, LTD.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except share information)

                                                                              June 30,           December 31,
                                                                               1999                  1998
                                                                            ------------         ------------
                                                                             (UNAUDITED)
ASSETS
     Current assets:
         Cash and cash equivalents......................................     $       920         $      1,116
         Receivables....................................................          26,643               19,754
         Prepaid expenses and other.....................................           5,884                7,850
         Deferred income taxes..........................................           4,240                3,265
                                                                            ------------         ------------

                  Total current assets..................................          37,687               31,985
                                                                            ------------         ------------

     Property and equipment:
         Revenue equipment, buildings and land,
              office equipment, and other...............................         178,180              172,271
         Accumulated depreciation.......................................         (47,392)             (48,514)
                                                                            ------------         ------------

                  Net property and equipment............................         130,788              123,757

     Other assets.......................................................             859                  967
                                                                            ------------         ------------


                      TOTAL ASSETS......................................     $   169,334         $    156,709
                                                                            ------------         ------------
                                                                            ------------         ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current liabilities:
         Accounts payable and accrued liabilities.......................     $    17,087         $     11,777
         Insurance and claims accruals..................................          11,567               10,529
         Current maturities of long-term debt...........................           7,312                8,899
                                                                            ------------         ------------

                  Total current liabilities.............................          35,966               31,205

     Long-term debt, less current maturities............................          51,216               47,232
     Deferred income taxes..............................................          27,384               24,994
                                                                            ------------         ------------

                  Total liabilities.....................................         114,566              103,431
                                                                            ------------         ------------

     Shareholders' investment:
         Common stock, $.01 par value per share,
              10,000,000 shares authorized, 4,300,145
              and 4,477,645 shares issued and
              outstanding...............................................              43                   45
         Additional paid-in capital.....................................           9,934                9,934
         Retained earnings..............................................          44,791               43,299
                                                                            ------------         ------------

                  Total shareholders' investment........................          54,768               53,278
                                                                            ------------         ------------

                      TOTAL LIABILITIES AND
                      SHAREHOLDERS' INVESTMENT..........................     $   169,334         $    156,709
                                                                            ------------         ------------
                                                                            ------------         ------------


The accompanying notes are an integral part of these balance sheets.

                             MARTEN TRANSPORT, LTD.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except share information)
                                   (Unaudited)

                                                         Three Months                        Six Months
                                                        Ended June 30,                     Ended June 30,
                                                    1999              1998             1999              1998
                                                  ---------         ---------        ---------         ---------
OPERATING REVENUE ........................        $  54,558         $  49,269        $ 103,289         $  94,487
                                                  ---------         ---------        ---------         ---------

OPERATING EXPENSES:
     Salaries, wages and benefits ........           16,085            14,861           30,937            28,960
     Purchased transportation ............           14,457            11,889           26,906            22,548
     Fuel and fuel taxes .................            6,540             5,828           12,238            11,544
     Supplies and maintenance ............            4,171             4,105            8,118             7,577
     Depreciation ........................            5,055             4,686            9,963             9,195
     Operating taxes and licenses ........            1,072               958            2,006             1,856
     Insurance and claims ................            1,137               822            2,251             1,820
     Communications and utilities ........              663               599            1,321             1,183
     Gain on disposition of revenue
         equipment .......................             (449)             (174)            (910)             (327)
     Other ...............................            1,331             1,252            2,762             2,494
                                                  ---------         ---------        ---------         ---------

                  Total operating expenses           50,062            44,826           95,592            86,850
                                                  ---------         ---------        ---------         ---------

OPERATING INCOME .........................            4,496             4,443            7,697             7,637

OTHER EXPENSES(INCOME):
     Interest expense ....................              947             1,012            1,874             1,994
     Interest income and other ...........              (54)              (48)            (111)             (103)
                                                  ---------         ---------        ---------         ---------

INCOME BEFORE INCOME TAXES ...............            3,603             3,479            5,934             5,746

PROVISION FOR INCOME TAXES ...............            1,405             1,392            2,314             2,299
                                                  ---------         ---------        ---------         ---------

NET INCOME ...............................        $   2,198         $   2,087        $   3,620         $   3,447
                                                  ---------         ---------        ---------         ---------
                                                  ---------         ---------        ---------         ---------

BASIC EARNINGS PER COMMON SHARE ..........        $    0.49         $    0.47        $    0.81         $    0.77
                                                  ---------         ---------        ---------         ---------
                                                  ---------         ---------        ---------         ---------

DILUTED EARNINGS PER COMMON SHARE ........        $    0.49         $    0.46        $    0.81         $    0.76
                                                  ---------         ---------        ---------         ---------
                                                  ---------         ---------        ---------         ---------


The accompanying notes are an integral part of these statements.

                                               MARTEN TRANSPORT, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                       Six Months
                                                                      Ended June 30,
                                                                  1999              1998
                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Operations:
         Net income ..................................          $  3,620          $  3,447
         Adjustments to reconcile net
              income to net cash flows
              from operating activities:
                  Depreciation .......................             9,963             9,195
                  Gain on disposition of revenue
                      equipment ......................              (910)             (327)
                  Deferred tax provision .............             1,415               825
                  Changes in other current
                      operating items ................             1,425            (1,469)
                                                                --------          --------

                          Net cash provided by
                              operating activities....            15,513            11,671
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions:
         Revenue equipment, net ......................           (15,511)          (15,285)
         Buildings and land, office equipment,
              and other additions, net ...............              (573)             (286)
     Net change in other assets ......................               108                (6)
                                                                --------          --------

                          Net cash used for investing
                              activities .............           (15,976)          (15,577)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings ............................            39,900            17,372
     Repayment of long-term borrowings ...............           (37,503)          (12,790)
     Common stock repurchased ........................            (2,130)             --
                                                                --------          --------

                          Net cash provided by
                              financing activities ...               267             4,582
                                                                --------          --------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ................................              (196)              676

CASH AND CASH EQUIVALENTS:
     Beginning of period .............................             1,116             2,052
                                                                --------          --------

     End of period ...................................          $    920          $  2,728
                                                                --------          --------
                                                                --------          --------


CASH PAID FOR:
     Interest ........................................          $  1,898          $  1,978
                                                                --------          --------
                                                                --------          --------

     Income taxes ....................................          $      9          $  1,344
                                                                --------          --------
                                                                --------          --------

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

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

                                                                    Three Months               Six Months
                                                                   Ended June 30,           Ended June 30,
        (In thousands, except per-share amounts)                  1999        1998         1999         1998
                                                               ----------  ----------   ----------    ---------
Numerator:
     Net income   .........................................    $    2,198  $    2,087   $    3,620    $   3,447
                                                               ----------  ----------   ----------    ---------

Denominator:
     Basic earnings per common share -
         weighted-average shares............................        4,476       4,478        4,477        4,478
     Effect of dilutive stock options.......................           13          89           14           64
                                                               ----------  ----------   ----------    ---------
     Diluted earnings per common share -
         weighted-average shares and
         assumed conversions................................        4,489       4,567        4,491        4,542
                                                               ----------  ----------   ----------    ---------
                                                               ----------  ----------   ----------    ---------

Basic earnings per common share.............................   $     0.49  $     0.47   $     0.81    $    0.77
                                                               ----------  ----------   ----------    ---------
                                                               ----------  ----------   ----------    ---------

Diluted earnings per common share...........................   $     0.49  $     0.46   $     0.81    $    0.76
                                                               ----------  ----------   ----------    ---------
                                                               ----------  ----------   ----------    ---------

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

                                                                   Three Months              Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                 1999        1998         1999          1998
                                                              -----------  ----------  -----------    ---------
Number of option shares.....................................      348,750           -      348,750            -
Weighted-average exercise price.............................  $     13.65           -  $     13.65            -
                                                              -----------  ----------  -----------    ---------

(3)  Common Stock Repurchase

Marten repurchased 177,500 shares of its common stock from the estate of its former chairman and chief executive officer, Roger R. Marten, on June 30, 1999, for $12 per share. The shares have been retired, reducing shareholders' investment by $2,130,000.

(4)  Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2001. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Operating revenue for the second quarter of 1999 increased 10.7 percent over the same period of 1998. Operating revenue for the first six months of 1999 increased 9.3 percent over the same period last year. These increases were primarily the result of transporting additional freight associated with an increase in our fleet. Average freight rates increased in 1999 due to stronger customer demand. Our contracts with customers require fuel rebates and surcharges based on significant fluctuations in the price of diesel fuel. Operating revenue for the first six months of 1999 was reduced by fuel rebates of $503,000 caused by a decrease in the price of diesel fuel. Fuel rebates and surcharges for the first six months of 1998 were minimal. We expect operating revenue for the remainder of 1999 to exceed 1998 levels given the planned expansion of our fleet.

Operating expenses for the second quarter of 1999 represented 91.8 percent of operating revenue, compared with 91.0 percent for the second quarter of 1998. Operating expenses for the first six months of 1999 were 92.5 percent of operating revenue, compared with 91.9 percent for the same period of 1998. The transportation of additional freight and expansion of our fleet caused most expense categories to increase in 1999. We continued to increase the number of independent contractor-owned vehicles in our fleet during 1999, which increased our purchased transportation expense. Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. Therefore, our expenses in these categories are reduced relative to revenue. Fuel and fuel taxes expense was also impacted by fluctuations in the price of diesel fuel in 1999. Fuel prices decreased in the first quarter and increased in the second quarter when compared with the same periods of 1998. Gain on disposition of revenue equipment increased in 1999 due to an increase in the market value received for used revenue equipment combined with additional planned revenue equipment trades. We anticipate our operating expenses as a percent of revenue will remain at current levels for the remainder of 1999.

Interest expense for the three-month and six-month periods ended June 30, 1999, decreased from the same periods of 1998. This improvement was caused by the lower interest rates associated with the Series A Senior Unsecured Notes and the unsecured committed credit facility we entered into during our fourth quarter of 1998. We anticipate interest expense as a percent of revenue will remain at current levels.

Marten's effective income tax rate was 39 percent for the three-month and six-month periods ended June 30, 1999, compared with 40 percent for the same periods of 1998. We expect the effective income tax rate to remain at 39 percent for the remainder of 1999.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 4 to the financial statements. This statement, effective in our first quarter of 2001, is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

Net cash flows from operations provided $15,513,000 during the first six months of 1999. Investments in property and equipment and other assets used net cash of $15,976,000, while financing activities provided $267,000 during this period. We continued to invest in new, more efficient revenue equipment in 1999 and 1998. Additionally, we repurchased 177,500 shares of our common stock during the second quarter of 1999 from the estate of our former chairman and chief executive officer, Roger R. Marten, for $12 per share. We have retired these shares, reducing shareholders' investment by $2,130,000. These expenditures were funded using cash flows from operations and proceeds from long-term debt.

Marten's operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements. Short-term borrowings have not been and are not expected to be used to meet working capital needs. We believe our liquidity is adequate to satisfy expected near-term operating needs.

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

STATE OF READINESS.

Internally, we have implemented a three-phase process to assess Year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are Year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with Year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are Year 2000 compliant. We have completed all three phases with respect to substantially all of our material internally written and purchased information technology (IT) systems and non-IT systems and believe the systems are Year 2000 compliant. However, we also utilize a sales and marketing system and an insurance claims management system which are in the second phase, along with a maintenance tracking system which is in the third phase. We expect these three systems will be through phase three and achieve Year 2000 compliance by the end of 1999.

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

COSTS ASSOCIATED WITH YEAR 2000 ISSUES.

We estimate that the future costs associated with implementing all phases of our Year 2000 assessment and resolving any Year 2000 problems will be less than $50,000. This estimate includes expenditures for both repairs and upgrades. We believe that these costs, assuming this estimate is accurate, would not have a material effect on our business, financial condition and results of operations. We estimate our costs to date associated with Year 2000 issues to be less than $75,000. We anticipate that cash flow from operations will be used to pay the costs to address Year 2000 issues. All Year 2000 costs are expensed as incurred.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Any statements not of historical fact may be considered forward-looking statements. Written words such as "may, " "expect, " "believe, " "anticipate" or "estimate," or other variations of these or similar words, identify such statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors, such as the industry driver shortage, the market for revenue equipment, fuel prices and general weather and economic conditions.

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

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Our annual meeting of stockholders was held on May 11, 1999. The following items were voted upon at the annual meeting:

         (a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2000. The following summarizes the votes cast for, votes cast against, and broker non-votes for each nominee:

                                                                     Broker
         Nominee                  Votes For       Votes Against     Non-Votes
         -------                  ---------       -------------     ---------
         Randolph L. Marten       4,000,176          5,200            -0-
         Darrell D. Rubel         4,000,176          5,200            -0-
         Larry B. Hagness         4,000,176          5,200            -0-
         Thomas J. Winkel         4,000,176          5,200            -0-
         Jerry M. Bauer           4,000,176          5,200            -0-
         Christine K. Marten      3,999,706          5,670            -0-

         (b) The stockholders also approved the appointment of Arthur Andersen LLP as our independent auditors for the year ending December 31, 1999, by a vote of 4,001,197 shares in favor, 3,725 shares opposed, and 454 shares abstaining.

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits

                  Item No.           Item                                        Method of Filing
                  --------           ----                                        ----------------
                  10.15              Stock Redemption Agreement
                                     dated June 30, 1999, between
                                     the Company and Darrell D.
                                     Rubel, as Personal
                                     Representative of the Estate
                                     of Roger R. Marten...........               Filed with this report
                                                                                 electronically.

                  27.1               Financial Data Schedule......               Filed with this report
                                                                                 electronically.

         b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARTEN TRANSPORT, LTD.
                                   (Registrant)

Dated:  August 12, 1999            By: /s/ Darrell D. Rubel
                                      --------------------------------

                                      Darrell D. Rubel
                                      Executive Vice President and Treasurer
                                      (Chief Financial Officer)

                             MARTEN TRANSPORT, LTD.

                         EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                        For the Quarter Ended June 30, 1999

    Item No.         Item                                        Method of Filing
    10.15            Stock Redemption Agreement
                     dated June 30, 1999, between
                     the Company and Darrell D.
                     Rubel, as Personal
                     Representative of the
                     Estate of Roger R. Marten....               Filed with this report
                                                                 electronically.

    27.1             Financial Data
                     Schedule.....................               Filed with this report
                                                                 electronically.