Form 10-Q
period 1999-09-30
MARTEN TRANSPORT LTD
filed 1999-11-10
CIK 799167

QuickLinks

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1999

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. Employer Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755
(Address of principal executive offices)

715-926-4216
(Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,300,145 as of November 8, 1999.

PART I: FINANCIAL INFORMATION

    Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS
(In thousands, except share information)

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,116
Receivables	25,934	19,754
Prepaid expenses and other	5,259	7,850
Deferred income taxes	4,613	3,265

Total current assets	35,806	31,985

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	186,425	172,271
Accumulated depreciation	(47,686)	(48,514)

Net property and equipment	138,739	123,757
Other assets	986	967

TOTAL ASSETS	$175,531	$156,709

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$18,856	$11,777
Insurance and claims accruals	12,224	10,529
Current maturities of long-term debt	6,341	8,899

Total current liabilities	37,421	31,205
Long-term debt, less current maturities	52,727	47,232
Deferred income taxes	28,614	24,994

Total liabilities	118,762	103,431

Shareholders' investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,300,145 and 4,477,645 shares issued and outstanding	43	45
Additional paid-in capital	9,934	9,934
Retained earnings	46,792	43,299

Total shareholders' investment	56,769	53,278

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$175,531	$156,709

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF INCOME
(In thousands, except share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
OPERATING REVENUE	$55,873	$50,126	$159,162	$144,613

OPERATING EXPENSES:
Salaries, wages and benefits	15,976	14,803	46,913	43,763
Purchased transportation	15,058	12,297	41,964	34,845
Fuel and fuel taxes	7,224	5,986	19,462	17,530
Supplies and maintenance	4,262	3,984	12,380	11,561
Depreciation	5,227	4,653	15,190	13,848
Operating taxes and licenses	1,164	874	3,170	2,730
Insurance and claims	1,167	996	3,418	2,816
Communications and utilities	656	659	1,977	1,842
Gain on disposition of revenue equipment	(417)	(449)	(1,327)	(776)
Other	1,320	1,210	4,082	3,704

Total operating expenses	51,637	45,013	147,229	131,863

OPERATING INCOME	4,236	5,113	11,933	12,750
OTHER EXPENSES (INCOME):
Interest expense	1,003	1,014	2,877	3,008
Interest income and other	(48)	(69)	(159)	(172)

INCOME BEFORE INCOME TAXES	3,281	4,168	9,215	9,914
PROVISION FOR INCOME TAXES	1,280	1,667	3,594	3,966

NET INCOME	$2,001	$2,501	$5,621	$5,948

BASIC EARNINGS PER COMMON SHARE	$0.47	$0.56	$1.27	$1.33

DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.55	$1.27	$1.31

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$5,621	$5,948
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,190	13,848
Gain on disposition of revenue equipment	(1,327)	(776)
Deferred tax provision	2,272	1,903
Changes in other current operating items	5,185	(1,638)

Net cash provided by operating activities	26,941	19,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(28,006)	(18,996)
Buildings and land, office equipment, and other additions, net	(839)	(373)
Net change in other assets	(19)	(171)

Net cash used for investing activities	(28,864)	(19,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	58,650	19,939
Repayment of long-term borrowings	(55,713)	(19,578)
Common stock repurchased	(2,130)	—

Net cash provided by financing activities	807	361

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,116)	106
CASH AND CASH EQUIVALENTS:
Beginning of period	1,116	2,052

End of period	$—	$2,158

CASH PAID FOR:
Interest	$2,737	$3,049

Income taxes	$668	$2,045

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

(2) Earnings Per Common Share

    Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
(In thousands, except per-share amounts)
Numerator:
Net income	$2,001	$2,501	$5,621	$5,948

Denominator:
Basic earnings per common share—weighted-average shares	4,300	4,478	4,417	4,478
Effect of dilutive stock options	9	46	11	54

Diluted earnings per common share—weighted-average shares and assumed conversions	4,309	4,524	4,428	4,532

Basic earnings per common share	$0.47	$0.56	$1.27	$1.33

Diluted earnings per common share	$0.46	$0.55	$1.27	$1.31

    The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Number of option shares	363,750	11,250	348,750	11,250
Weighted-average exercise price	$13.60	$17.25	$13.65	$17.25

(3) Common Stock Repurchase

    Marten repurchased 177,500 shares of its common stock from the estate of its former chairman and chief executive officer, Roger R. Marten, on June 30, 1999, for $12 per share. The shares have been retired, reducing shareholders' investment by $2,130,000.

(4) Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2001. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Operating revenue for the third quarter of 1999 increased 11.5 percent over the same period of 1998. Operating revenue for the nine months ended September 30, 1999, increased 10.1 percent over the same period last year. These increases were primarily the result of transporting additional freight associated with an increase in Marten's fleet. Average freight rates increased slightly in 1999, which were offset by a slight decrease in equipment utilization. Our equipment utilization in 1999 was negatively impacted by our difficulties in recruiting and retaining qualified drivers. Our contracts with customers require fuel rebates and surcharges based upon significant fluctuations in the price of diesel fuel. Diesel fuel prices have significantly increased during the first nine months of 1999, causing operating revenue for the third quarter of 1999 to increase by fuel surcharges of $101,000. Operating revenue during the third quarter of 1998 was reduced by fuel rebates of $187,000 due to a decrease in the price of diesel fuel. We expect operating revenue for the remainder of 1999 to exceed 1998 levels given the planned additions to our fleet.

    Operating expenses for the third quarter of 1999 were 92.4 percent of operating revenue, versus 89.8 percent for the third quarter of 1998. This ratio for the first nine months of 1999 was 92.5 percent, versus 91.2 percent for the same period of 1998. These ratios increased in 1999 due to increased operating expenses without a corresponding increase in average freight rates and decreased equipment utilization. Most expense categories increased in 1999 due to the transportation of additional freight and additions to our fleet. Purchased transportation expense increased significantly in 1999 due to a continued increase in the number of independent contractor-owned vehicles in our fleet. Our use of independent contractor-owned vehicles reduces the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. The independent contractors assume these expenses. Fluctuations in the price of diesel fuel in 1999 also impacted fuel and fuel taxes expense. Fuel prices decreased in the first quarter and increased in the second and third quarters when compared with the same periods of 1998. Gain on disposition of revenue equipment increased in the first nine months of 1999 due to an increase in the market value received for used revenue equipment along with additional planned revenue equipment trades. We expect operating expenses as a percent of revenue to remain at current levels for the remainder of 1999.

    Interest expense for the three-month and nine-month periods ended September 30, 1999, decreased from the same periods last year. This improvement reflects the lower interest rates associated with the Series A Senior Unsecured Notes and the unsecured committed credit facility we entered into during our fourth quarter of 1998. We expect interest expense as a percent of revenue to remain at current levels.

    Our effective income tax rate was 39 percent for the three-month and nine-month periods ended September 30, 1999, versus 40 percent for the same periods of 1998. We anticipate the effective income tax rate will remain at 39 percent for the remainder of 1999.

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 4 to the financial statements. This statement, effective in our first quarter of 2001, is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of September 30, 1999.

Capital Resources and Liquidity

    Net cash provided by our operating activities during the first nine months of 1999 was $26,941,000. Investments in property and equipment and other assets used net cash of $28,864,000, while financing activities provided $807,000 during this period. We continued to update and expand our fleet with new, more efficient revenue equipment in 1999 and 1998. Additionally, we repurchased 177,500 shares of our common stock during the second quarter of 1999 from the estate of our former chairman and chief executive officer, Roger R. Marten, for $12 per share. These shares have been retired, reducing shareholders' investment by $2,130,000. Cash flows from operations and proceeds from long-term debt were used to fund these expenditures.

    Our current cash management practice minimizes both cash and debt balances by utilizing our unsecured committed credit facility. Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements despite a working capital deficit. We have not used, and do not expect to use, short-term borrowings to meet working capital needs. We believe our liquidity is adequate to meet expected near-term operating requirements.

Impact of Year 2000

    Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "Year 2000 problem" is the inability of computer software or hardware to recognize or properly process dates ending in '00' and dates after the Year 2000. As the Year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. We are taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We are continuing our assessment of the impact of the Year 2000 problem.

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

State of Readiness.

    Internally, we have implemented a three-phase process to assess Year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are Year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with Year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are Year 2000 compliant. We have completed all three phases with respect to substantially all of our material internally written and purchased information technology (IT) systems and non-IT systems and believe the systems are Year 2000 compliant. However, we also utilize an insurance claims management system which is in the second phase. We expect this system will be through phase three and achieve Year 2000 compliance by the end of 1999.

    Externally, we have implemented a three-phase process to assess Year 2000 compliance of the systems of our vendors and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors and other third parties with whom we transact business and determine whether they are significant to our business ("core" parties); (2) to contact the vendors and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the Year 2000 problem; and (3) to evaluate the responses received from the vendors and other third parties. The questionnaire we are using asks vendors and other third parties such questions as (i) whether they have a documented Year 2000 compliance plan, (ii) whether they are aware of any Year 2000 readiness issues that could affect us, (iii) whether, if such an issue exists, they have plans in place to ensure compliance, (iv) what their target date is for Year 2000 compliance and (v) whether they have any contingency plans. We have substantially completed all three phases with respect to our vendors and third-party service providers. We are following up with our core vendors and third parties with whom we do business to update our information regarding the Year 2000 problem.

Costs Associated with Year 2000 Issues.

    We estimate that the future costs associated with implementing all phases of our Year 2000 assessment and resolving any Year 2000 problems will be less than $25,000. This estimate includes expenditures for both repairs and upgrades. We believe that these costs, assuming this estimate is accurate, would not have a material effect on our business, financial condition and results of operations. We estimate our costs to date associated with Year 2000 issues to be less than $100,000. We anticipate that cash flow from operations will be used to pay the costs to address Year 2000 issues. All Year 2000 costs are expensed as incurred.

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

    Not applicable

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
b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)
Dated: November 10, 1999	By:	/s/ DARRELL D. RUBEL
Darrell D. Rubel Executive Vice President and Treasurer (Chief Financial Officer)

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 1999

Item No.	Item	Method of Filing
27.1	Financial Data Schedule	Filed with this report electronically.

QuickLinks

PART I: FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURE

MARTEN TRANSPORT, LTD. EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended September 30, 1999