Form 10-K
period 1999-12-31
MARTEN TRANSPORT LTD
filed 2000-03-27
CIK 799167

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended:	Commission file number:
December 31, 1999	0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. Employer Identification No.)

129 Marten Street
Mondovi, Wisconsin 54755
(Address of principal executive offices)

Registrant's telephone number:
 (715) 926-4216

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 22, 2000, 4,300,145 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $26,393,866.

    Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to in this Report) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant's Proxy Statement for the annual meeting to be held May 9, 2000 (the "2000 Proxy Statement").

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

    As of December 31, 1999, we operated a fleet of 1,633 tractors and 2,305 trailers. Most of our trailers are protective service trailers. As of December 31, 1999, 1,084 tractors and 2,303 trailers in our fleet were company-owned and 549 tractors and 2 trailers were under contract with independent contractors. As of December 31, 1999, we had 1,492 employees, including 1,178 drivers. Our employees are not represented by a collective bargaining unit.

    Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

  (b)  Financial Information About Segments.

    Since our inception, substantially all of our revenue, operating profits and assets have related primarily to one business segment—long-haul truckload carriage providing protective service and time-sensitive transportation.

  (c)  Narrative Description of Business.

    We specialize in protective service transportation of foods and other products requiring temperature-controlled carriage or insulated carriage. We also provide dry freight carriage. In 1999, we earned approximately 78% of our revenue from hauling protective service products and 22% of our revenue from hauling dry freight. Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads. The specialized transportation services we offer include:

  •
  dependable, late-model tractors allowing timely deliveries;

  •
  late-model, temperature controlled trailers;

  •
  scheduled pickups and deliveries;

  •
  assistance in loading and unloading;

  •
  availability of extra trailers placed for customers' convenience;

  •
  sufficient equipment to respond promptly to customers' varying needs; and

  •
  an on-line computer system, which is used to obtain information on the status of deliveries.

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

    We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States. Marketing personnel travel in their regions to solicit new customers and maintain contact with customers. Once we establish a customer relationship, the customer's primary contact is one of our customer service managers. Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis. Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.6% in 1999.

    We set our own freight rates instead of using those published by tariff publishing bureaus. This allows us to offer rates that are more responsive to market conditions and the level of service required by particular customers. We have designed our rate structure to compensate us for the cost of protective service revenue equipment as well as for hauling loads into areas generating empty miles.

    We derived approximately 15% of our revenue in 1999 from The Procter & Gamble Company. The Pillsbury Company accounted for approximately 12% of our revenue in 1999, 11% of our revenue in 1998 and 13% of our revenue in 1997.

Operations

    Our operations are designed to efficiently use our equipment while emphasizing individualized service to customers. Our EDI system provides real-time and on-line shipment tracking information, increases equipment utilization and assists management in long-range planning and trend analysis. In 1999, we implemented an optimization system which is designed to effectively meet the routing needs of drivers while satisfying customer and company requirements.

    We maintain our dispatch operations in our Mondovi, Wisconsin headquarters. We assign customer service managers to particular customers and regions. Customer service managers work closely with our fleet managers, marketing personnel and drivers. Customer service managers also coordinate with our marketing personnel to match customer needs with our capacity and location of revenue equipment. Fleet managers, who are assigned a group of drivers regardless of load destination, use our optimization system in dispatching loads. After dispatching a load, a fleet manager takes responsibility for its proper and efficient delivery and tracks the status of that load through daily contact with drivers. During these daily contacts, fleet managers and drivers discuss the driver's location, load temperature and any problems. We constantly update this information, along with information concerning available loads, on our EDI computer system. We use this computer-generated information to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

    Our primary traffic lanes are between the Midwest and the following regions: West Coast, Pacific Northwest, Southwest, Southeast and the East Coast; and from California to the Pacific Northwest and the Midwest. The average length of a trip (one-way) was 1,069 miles during 1999, 1,081 miles during 1998 and 1,092 miles during 1997. Our loads generally move directly from origin to destination, which eliminates the need for freight terminals. We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon.

    We have agreements with various fuel distributors which allow our drivers to purchase fuel at a discount while in transit. We also purchase fuel in bulk in Mondovi and at our maintenance facilities.

Drivers

    As of December 31, 1999, we employed 1,178 drivers and had contracts with independent contractors for the services of 549 tractors. Independent contractors provide both a tractor and a qualified driver for our use. We recruit drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 1999, was approximately 1 to 1. Our drivers are not represented by a collective bargaining unit. Our turnover of drivers and independent contractors was approximately 53% in 1999. Based on industry surveys, we believe our driver turnover rate is in line with the industry.

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

    To retain qualified drivers and promote safe operations, we purchase premium quality tractors and equip them with optional comfort and safety features. These features include air ride suspension on the chassis and cab, air conditioning, high-quality interiors, power steering, anti-lock brakes, engine brakes and double sleeper cabs.

    We pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers are also eligible for bonuses based upon safe, efficient driving. We believe that our compensation program provides an important incentive to attract and retain qualified drivers. We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance and repairs. Drivers that have been with us for at least six months and independent contractors that have been under contract with us for at least six months are also eligible to purchase shares of our Common Stock under a stock purchase plan we sponsor. We pay the brokerage commissions on purchases of our Common Stock and the plan's administrative costs.

Revenue Equipment

    The trucking industry requires significant capital investment in revenue equipment. We finance a portion of our revenue equipment purchases using long-term debt. We purchase tractors and trailers manufactured to our specifications. Freightliner or Peterbilt manufacture most of our tractors. Most of our tractors are equipped with 435/500 or 370/435 horsepower Detroit Diesel or Cummins engines. These engines enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by our equipment, such as mountainous terrain and maximum weight loads. Utility, Great Dane or Wabash manufacture most of our single van trailers. Most of our trailers are equipped with Thermo-King cooling and heating equipment, air ride suspensions and anti-lock brakes. Our single van refrigerated trailers are either 53 feet long (2,265 trailers) or 48 feet long (38 trailers). All of our trailers are 102 inches wide and have at least 106 inches of inside height. We standardize equipment to simplify driver training, control the cost of spare parts inventory, enhance our preventive maintenance program and increase fuel economy.

    The following table shows the type and age of equipment we own as of December 31, 1999:

Model Year	Tractors	Single Van Trailers
2000	327	389
1999	254	507
1998	184	591
1997	229	373
1996	87	417
1995	2	24
1994	—	1
1992	1	—
1990	—	1

Total	1,084	2,303

    We replace our tractors and trailers based on factors such as age, the market for used equipment and improvements in technology and fuel efficiency. We have a comprehensive maintenance program for our company-owned tractors and trailers to minimize equipment downtime and enhance resale or trade-in value. We regularly perform inspections, repairs and maintenance at our facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon, and at independent contract maintenance facilities.

Employees

    As of December 31, 1999, we employed 1,492 people. This total consists of 1,178 drivers, 103 mechanics and maintenance personnel, and 211 support personnel. Support personnel includes management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

Competition

    The trucking industry is highly competitive. Our primary competitors are other protective service truckload carriers and private carriage fleets. For freight not requiring protective service trailers, our competitors also include dry freight truckload carriers and railroads. To compete, we rely primarily on our quality of service and our ability to provide protective service and other specialized services. We have less financial resources, own less equipment and carry less freight than several other truckload carriers offering protective service.

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

    We maintain a maintenance facility in Ontario, California. We purchased this facility in 1997 for $1.5 million from R & R Properties, a sole-proprietorship owned by Randolph L. Marten. From 1985 through 1997, we leased this facility from R & R Properties. Total rental expense for this lease was $126,000 in 1997. This facility includes approximately 2,700 square feet of office space, 8,000 square feet of equipment repair and maintenance space and a parking lot of 150,000 square feet.

    We purchased a maintenance facility in Jonesboro, Georgia in 1993. The building at this facility is approximately 12,500 square feet and consists of office space and a two and one-half bay service and repair space. This facility also has parking for up to forty tractors and trailers. In 2000, we sold the facility in Jonesboro, Georgia and purchased a maintenance facility in Forest Park, Georgia. The building in Forest Park is approximately 11,000 square feet and consists of office space and a five-bay service and repair space. This facility also has parking for up to sixty-five tractors and trailers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers, with their ages and the offices held as of March 1, 2000, are as follows:

Name	Age	Position
Randolph L. Marten	47	Chairman of the Board, President and Director
Darrell D. Rubel	54	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert G. Smith	56	Chief Operating Officer
Timothy P. Nash	48	Vice President of Sales
Franklin J. Foster	43	Vice President of Finance

    Randolph L. Marten has been a full-time employee of ours since 1974. Mr. Marten has been a Director since October 1980, our President since June 1986 and our Chairman of the Board since August 1993. Mr. Marten also served as our Chief Operating Officer from June 1986 until August 1998 and as a Vice President from October 1980 to June 1986.

    Darrell D. Rubel has been a Director since February 1983, our Chief Financial Officer since January 1986, our Treasurer since June 1986, our Assistant Secretary since August 1987 and our Executive Vice President since May 1993. Mr. Rubel also served as a Vice President from January 1986 until May 1993 and as our Secretary from June 1986 until August 1987.

    Robert G. Smith has been our Chief Operating Officer since August 1998. Mr. Smith also served as our Vice President of Operations from June 1993 until May 1999 and as our Director of Operations from September 1989 to June 1993. Mr. Smith served as director of operations for Transport Corporation of America, an irregular-route truckload carrier, from January 1985 to September 1989.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information in the "Common Stock Data" section of our 1999 Annual Report on page 12 is incorporated in this Report by reference.

    We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

    The financial information in the "Five-Year Financial Summary" section of our 1999 Annual Report on the inside front cover thereof is incorporated in this Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1999 Annual Report on pages 3 and 4 is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our credit facility described in Note 2 to the financial statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank's Reference Rate. The Reference Rate is generally the prime rate. Should the lender's Reference Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly. As of December 31, 1999, we had borrowed approximately $36.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $369,000 in additional gross interest cost on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and the Report of Independent Public Accountants on pages 5 through 12 of our 1999 Annual Report are incorporated in this Report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A.  Directors of the Registrant.

    The information in the "Election of Directors—Information About Nominees" and "Election of Directors—Other Information About Nominees" sections of our 2000 Proxy Statement is incorporated in this Report by reference.

    B.  Executive Officers of the Registrant.

    Information about our executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

    C.  Compliance with Section 16(a) of the Exchange Act.

    The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2000 Proxy Statement is incorporated in this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information in the "Election of Directors—Director Compensation" and "Compensation and Other Benefits" sections of our 2000 Proxy Statement is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the "Principal Stockholders and Beneficial Ownership of Management" section of our 2000 Proxy Statement is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the "Certain Transactions" section of our 2000 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements:

      The following Financial Statements are incorporated in this Report by reference from the pages noted in our 1999 Annual Report:

    Report of Independent Public Accountants—page 12

    Balance Sheets as of December 31, 1999 and 1998—page 5

    Statements of Operations for the years ended December 31, 1999, 1998 and 1997—page 6

    Statements of Changes in Shareholders' Investment for the years ended December 31, 1999, 1998 and 1997—page 6

    Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997—page 7

    Notes to Financial Statements—pages 8 through 12

      2.  Financial Statement Schedules:

    None.

      3.  Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 11 through 13. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 22, 2000. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

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

  (b)  Reports on Form 8-K filed in the fourth quarter of 1999:

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2000	MARTEN TRANSPORT, LTD.
	By	/s/ RANDOLPH L. MARTEN Randolph L. Marten Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ RANDOLPH L. MARTEN Randolph L. Marten	Chairman of the Board, President (Principal Executive Officer) and Director
/s/ DARRELL D. RUBEL Darrell D. Rubel	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary (Principal Financial and Accounting Officer) and Director
/s/ LARRY B. HAGNESS Larry B. Hagness	Director
/s/ THOMAS J. WINKEL Thomas J. Winkel	Director
/s/ JERRY M. BAUER Jerry M. Bauer	Director
/s/ CHRISTINE K. MARTEN Christine K. Marten	Director

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 1999

Item No.	Item	Filing Method
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
4.1	Specimen form of the Company's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
4.2	Certificate of Incorporation of the Company	See Exhibit 3.1 above.
4.3	Bylaws of the Company	See Exhibit 3.2 above.
9.1	Voting Trust Agreement dated February 14, 1983, as amended	Incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
9.2	Agreement regarding Voting Trust Agreement, dated May 4, 1993	Incorporated by reference to Exhibit 19.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).
10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-15010).
10.3	Stock Restriction Agreement among Roger R. Marten, Randolph L. Marten and Darrell D. Rubel	Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-8108).

10.4	Agreement on Credit Terms dated January 5, 1990 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-15010).
10.5	Amendment to Agreement on Credit Terms dated July 31, 1990 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-15010).
10.6	Security Agreement dated January 12, 1990, as amended, between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15010).
10.7	Second Amendment to Agreement on Credit Terms dated May 31, 1991 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15010).
10.8	Amendment No. 3 to Agreement on Credit Terms dated May 17, 1993 between the Company and First Bank National Association	Incorporated by reference to Exhibit 19.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.9	Employment Agreement dated May 1, 1993 between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.10	Stock Redemption Agreement dated June 21, 1994 between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.11	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).
10.12	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.13	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.14	Amendment to Employment Agreement, dated January 27, 1999, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15010).
10.15	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).
10.16	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.
10.17	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.
13.1	1999 Annual Report to Shareholders	Filed with this Report.
23.1	Consent of Arthur Andersen LLP	Filed with this Report.
27.1	Financial Data Schedule	Filed with this Report.

QuickLinks

FORWARD-LOOKING INFORMATION
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K