Form 10-Q
period 2000-03-31
MARTEN TRANSPORT LTD
filed 2000-05-08
CIK 799167

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2000

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	39-1140809 (I.R.S. Employer Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755
(Address of principal executive offices)

715-926-4216
(Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,240,145 as of May 4, 2000.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Receivables	$24,317	$27,673
Prepaid expenses and other	7,066	7,471
Deferred income taxes	4,016	4,166

Total current assets	35,399	39,310

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	209,543	193,031
Accumulated depreciation	(50,573)	(47,311)

Net property and equipment	158,970	145,720
Other assets	1,434	889

TOTAL ASSETS	$195,803	$185,919

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$15,297	$14,475
Insurance and claims accruals	11,931	12,680
Current maturities of long-term debt	4,691	5,659

Total current liabilities	31,919	32,814
Long-term debt, less current maturities	72,539	63,599
Deferred income taxes	30,964	29,901

Total liabilities	135,422	126,314

Shareholders' investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,240,145 and 4,300,145 shares issued and outstanding	42	43
Additional paid-in capital	9,934	9,934
Retained earnings	50,405	49,628

Total shareholders' investment	60,381	59,605

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$195,803	$185,919

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

(In thousands, except share information)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
OPERATING REVENUE	$60,293	$48,731

OPERATING EXPENSES:
Salaries, wages and benefits	17,186	14,852
Purchased transportation	15,436	12,449
Fuel and fuel taxes	8,775	5,698
Supplies and maintenance	4,337	3,947
Depreciation	6,065	4,908
Operating taxes and licenses	1,163	934
Insurance and claims	1,232	1,114
Communications and utilities	740	658
Gain on disposition of revenue equipment	(39)	(461)
Other	1,571	1,431

Total operating expenses	56,466	45,530

OPERATING INCOME	3,827	3,201
OTHER EXPENSES (INCOME):
Interest expense	1,277	927
Interest income and other	(69)	(57)

INCOME BEFORE INCOME TAXES	2,619	2,331
PROVISION FOR INCOME TAXES	995	909

NET INCOME	$1,624	$1,422

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.32

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$1,624	$1,422
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,065	4,908
Gain on disposition of revenue equipment	(39)	(461)
Deferred tax provision	1,213	625
Changes in other current operating items	3,834	692

Net cash provided by operating activities	12,697	7,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(17,966)	(5,876)
Buildings and land, office equipment, and other additions, net	(1,310)	(182)
Net change in other assets	(545)	9

Net cash used for investing activities	(19,821)	(6,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	26,250	15,900
Repayment of long-term borrowings	(18,278)	(17,530)
Common stock repurchased	(848)	—

Net cash provided by (used for) financing activities	7,124	(1,630)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(493)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,116

End of period	$—	$623

CASH PAID FOR:
Interest	$1,007	$938

Income taxes	$159	$344

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Financial Statements

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements, and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 1999 Annual Report on Form 10-K.

(2) Earnings Per Common Share

    Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2000	1999
	(In thousands, except per-share amounts)
Numerator:
Net income	$1,624	$1,422

Denominator:
Basic earnings per common share—weighted-average shares	4,274	4,478
Effect of dilutive stock options	19	19

Diluted earnings per common share—weighted-average shares and assumed conversions	4,293	4,497

Basic and diluted earnings per common share	$0.38	$0.32

    The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended March 31,
	2000	1999
Number of option shares	63,750	18,750
Weighted-average exercise price	$15.10	$15.95

(3) Long-Term Debt

    In January 2000, we entered into an agreement with an additional bank which increased our unsecured committed credit facility from $40 million to $50 million. In April 2000, we entered into an agreement with an insurance company for $10 million in senior unsecured notes which bear fixed interest at 8.57 percent and mature in April 2010.

(4) Common Stock Repurchase

    In November 1999, our Board of Directors approved the repurchase of up to 300,000 shares of our common stock in the open market. We repurchased 60,000 shares of our common stock under this program in February 2000, for $14.125 per share. The shares have been retired, reducing shareholders' investment by $847,500.

(5) Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2001. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Operating revenue for the first quarter of 2000 increased 23.7 percent over the first quarter of 1999. The increase in operating revenue, net of fuel surcharges and rebates, was 18.7 percent. This increase was primarily the result of transporting additional freight associated with an increase in our fleet. Average freight rates increased in 2000, but were partially offset by a slight decrease in equipment utilization. Freight rates for the first quarter of 2000 were positively impacted by special freight services in response to customer concerns with the Year 2000 problem, which continued into early January 2000. Our contracts with customers provide for fuel surcharges and rebates based upon significant fluctuations in the price of diesel fuel. Diesel fuel prices were significantly higher in the first quarter of 2000 than in the first quarter of 1999. As a result, operating revenue for the first quarter of 2000 was increased by fuel surcharges of $2.0 million, while operating revenue for the same period of 1999 was reduced by fuel rebates of $376,000. We expect operating revenue for the remainder of 2000 to exceed 1999 levels due to continued customer demand and planned additions to our fleet.

    Operating expenses for the first quarter of 2000 were 93.7 percent of operating revenue, compared with 93.4 percent for the same period of 1999. The transportation of additional freight and expansion of our fleet caused most expense categories to increase in 2000. We continued to increase the number of independent contractor-owned vehicles in our fleet, which increased our purchased transportation expense. Our use of independent contractor-owned vehicles reduces the following expenses relative to revenue: salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. The independent contractors are responsible for these expenses. Fuel and fuel tax expense increased due to significantly higher diesel fuel prices in the first quarter of 2000 compared with the first quarter of 1999. Insurance and claims expense as a percent of revenue for the first three months of 2000 improved over the same period of 1999, reflecting our continued emphasis on driver safety, training and claims management. Gain on disposition of revenue equipment significantly decreased in the first quarter of 2000 due to decreases in the number of planned revenue equipment trades and in the market value received for used revenue equipment. We expect our operating expenses as a percent of revenue to remain at current levels for the remainder of 2000.

    Interest expense for the first quarter of 2000 increased from the same period of 1999. This increase was primarily caused by an increase in our average long-term debt incurred to finance our planned revenue equipment purchases during these periods. We expect interest expense to remain at current levels for the remainder of 2000.

    Our effective income tax rate was 38 percent for the first quarter of 2000, compared with 39 percent for the prior year. We expect our effective income tax rate to remain at 38 percent for the remainder of 2000.

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 5 to the financial statements. This statement, effective in our first quarter of 2001, is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of March 31, 2000.

Capital Resources and Liquidity

    Net cash flows from operations provided $12,697,000 during the first three months of 2000. Net cash of $19,821,000 was used to invest in revenue equipment additions and other capital expenditures, while financing activities provided $7,124,000 during this period. We continued to update and expand our fleet with new, more efficient revenue equipment in 2000 and 1999. Additionally, we repurchased 60,000 shares of our common stock during the first quarter of 2000 for $14.125 per share. The shares have been retired, reducing shareholders' investment by $847,500. We sold our maintenance facility in Georgia and purchased a new maintenance facility, which is also in Georgia, during the first quarter of 2000. A net cash outlay of approximately $900,000 was required for these two maintenance facility transactions. We paid for these purchases using cash flows from operations and proceeds from long-term debt.

    Our current cash management practice utilizes our unsecured committed credit facility to minimize our cash and debt balances. We entered into an agreement during the first quarter of 2000 with an additional bank, increasing our committed credit facility from $40 million to $50 million. In April 2000, we also entered into an agreement with an insurance company for $10 million in senior unsecured notes. Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements. We have not used and do not expect to use short-term borrowings to satisfy working capital needs. We believe our liquidity will adequately meet anticipated near-term operating requirements.

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

    None

ITEM 5.  Other Information.

    None

ITEM 6.  Exhibits and Reports on Form 8-K.

  a)
  Exhibits
Item No.	Item	Method of Filing
10.18	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this report electronically.
10.19	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Filed with this report electronically.
27.1	Financial Data Schedule	Filed with this report electronically.

  b)
  No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)
Dated: May 8, 2000	By:	/s/ DARRELL D. RUBEL Darrell D. Rubel Executive Vice President and Treasurer (Chief Financial Officer)

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended March 31, 2000

Item No.	Item	Method of Filing
10.18	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this report electronically.
10.19	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Filed with this report electronically.
27.1	Financial Data Schedule	Filed with this report electronically.

QuickLinks

PART I: FINANCIAL INFORMATION
SIGNATURE
MARTEN TRANSPORT, LTD. EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended March 31, 2000