Form 10-Q
period 2000-06-30
MARTEN TRANSPORT LTD
filed 2000-08-10
CIK 799167

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2000

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	39-1140809 (I.R.S. Employer Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755
(Address of principal executive offices)

715-926-4216
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,180,145 as of August 8, 2000.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Receivables	$25,716	$27,673
Prepaid expenses and other	6,302	7,471
Deferred income taxes	4,177	4,166

Total current assets	36,195	39,310

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	220,696	193,031
Accumulated depreciation	(53,586)	(47,311)

Net property and equipment	167,110	145,720
Other assets	1,548	889

TOTAL ASSETS	$204,853	$185,919

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$13,524	$14,475
Insurance and claims accruals	11,191	12,680
Current maturities of long-term debt	3,567	5,659

Total current liabilities	28,282	32,814
Long-term debt, less current maturities	82,121	63,599
Deferred income taxes	32,439	29,901

Total liabilities	142,842	126,314

Shareholders' investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,180,145 and 4,300,145 shares issued and outstanding	42	43
Additional paid-in capital	9,934	9,934
Retained earnings	52,035	49,628

Total shareholders' investment	62,011	59,605

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$204,853	$185,919

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

(In thousands, except share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
OPERATING REVENUE	$64,811	$54,558	$125,104	$103,289

OPERATING EXPENSES:
Salaries, wages and benefits	18,459	16,085	35,645	30,937
Purchased transportation	15,489	14,457	30,925	26,906
Fuel and fuel taxes	9,939	6,540	18,714	12,238
Supplies and maintenance	4,687	4,171	9,024	8,118
Depreciation	6,039	5,055	12,104	9,963
Operating taxes and licenses	1,182	1,072	2,345	2,006
Insurance and claims	1,333	1,137	2,565	2,251
Communications and utilities	757	663	1,497	1,321
Gain on disposition of revenue equipment	(234)	(449)	(273)	(910)
Other	1,730	1,331	3,301	2,762

Total operating expenses	59,381	50,062	115,847	95,592

OPERATING INCOME	5,430	4,496	9,257	7,697
OTHER EXPENSES (INCOME):
Interest expense	1,531	947	2,808	1,874
Interest income and other	(85)	(54)	(154)	(111)

INCOME BEFORE INCOME TAXES	3,984	3,603	6,603	5,934
PROVISION FOR INCOME TAXES	1,514	1,405	2,509	2,314

NET INCOME	$2,470	$2,198	$4,094	$3,620

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.49	$0.96	$0.81

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$4,094	$3,620
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,104	9,963
Gain on disposition of revenue equipment	(273)	(910)
Deferred tax provision	2,527	1,415
Changes in other current operating items	686	1,425

Net cash provided by operating activities	19,138	15,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(31,520)	(15,511)
Buildings and land, office equipment, and other additions, net	(1,701)	(573)
Net change in other assets	(659)	108

Net cash used for investing activities	(33,880)	(15,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	63,650	39,900
Repayment of long-term borrowings	(47,220)	(37,503)
Common stock repurchased	(1,688)	(2,130)

Net cash provided by financing activities	14,742	267

DECREASE IN CASH AND CASH EQUIVALENTS	—	(196)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,116

End of period	$—	$920

CASH PAID FOR:
Interest	$2,394	$1,898

Income taxes	$362	$9

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

(2)  Earnings Per Common Share

    Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In thousands, except per-share amounts)
Numerator:
Net income	$2,470	$2,198	$4,094	$3,620

Denominator:
Basic earnings per common share—weighted-average shares	4,226	4,476	4,250	4,477
Effect of dilutive stock options	22	13	19	14

Diluted earnings per common share—weighted-average shares and assumed conversions	4,248	4,489	4,269	4,491

Basic and diluted earnings per common share	$0.58	$0.49	$0.96	$0.81

    The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Number of option shares	78,750	348,750	78,750	348,750
Weighted-average exercise price	$15.06	$13.65	$15.06	$13.65

(3)  Long-Term Debt

    In January and May 2000, we entered into amendments to our unsecured committed credit facility. These amendments added an additional bank and increased our total facility with our current banks from $40 million to $60 million. In April 2000, we entered into an agreement with an insurance company for an additional $10 million in senior unsecured notes which bear fixed interest at 8.57 percent and mature in April 2010.

(4)  Common Stock Repurchase

    In November 1999, our Board of Directors approved the repurchase of up to 300,000 shares of our common stock in the open market. Under this program, we repurchased 60,000 shares of our common stock in February 2000, for $14.125 per share, and 60,000 shares in June 2000, for $14.00 per share. The 120,000 shares have been retired, reducing shareholders' investment by $1,687,500.

(5)  Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2001. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Operating revenue for the second quarter of 2000 increased 18.8 percent over the second quarter of 1999. Operating revenue increased 21.1 percent for the first six months of 2000 over the same period last year. The increases in operating revenue, net of fuel surcharges and rebates, were 14.1 percent for the second quarter of 2000 and 16.2 percent for the six months ended June 30, 2000. These increases were primarily the result of transporting additional freight associated with an increase in our fleet. Average freight rates increased in 2000, but were partially offset by a slight decrease in equipment utilization. Our customer contracts provide for fuel surcharges and rebates based upon significant fluctuations in the price of diesel fuel. Diesel fuel prices were significantly higher in the first six months of 2000 than in the same period of 1999. As a result, fuel surcharges increased operating revenue for the first six months of 2000 by $4.4 million, while fuel rebates reduced operating revenue for the same period of 1999 by $503,000. We expect operating revenue for the remainder of 2000 to exceed 1999 levels given continued customer demand and planned revenue equipment additions.

    Operating expenses for the second quarter of 2000 were 91.6 percent of operating revenue, compared with 91.8 percent for the second quarter of 1999. This ratio for the first six months of 2000 was 92.6 percent, compared with 92.5 percent for the same period of 1999. Most expense categories increased in 2000 due to the transportation of additional freight and additions to our fleet. Purchased transportation expense increased in 2000 due to an increase in the number of independent contractor-owned vehicles in our fleet. Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. As a result, our expenses in these categories are reduced relative to revenue. Fuel and fuel tax expense increased due to significantly higher diesel fuel prices in the first six months of 2000 compared with the same period of 1999. Insurance and claims expense in 2000 was consistent with 1999 levels due to our continued emphasis on driver safety, training and claims management. Our gain on disposition of revenue equipment significantly decreased in the six months ended June 30, 2000, due to decreases in the number of planned revenue equipment trades and in the market value received for used revenue equipment. We expect operating expenses as a percentage of revenue to remain at current levels for the remainder of 2000.

    Interest expense for the first six months of 2000 significantly increased over the same period of 1999. An increase in our average long-term debt, incurred to finance our planned revenue equipment additions, was the primary cause of this increase. Higher interest rates also contributed to this increase. We expect interest expense to remain at current levels for the remainder of 2000.

    Our effective income tax rate was 38 percent for the six months ended June 30, 2000, compared with 39 percent for the prior year. We expect our effective income tax rate to remain at 38 percent for the remainder of 2000.

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 5 to the financial statements. This statement, effective in our first quarter of 2001, is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of June 30, 2000.

Capital Resources and Liquidity

    Our operating activities in the first six months of 2000 provided net cash of $19,138,000. We invested net cash of $33,880,000 in revenue equipment additions and other capital expenditures, while financing activities provided $14,742,000 during this period. We have continued to update and expand our fleet in 2000 and 1999 by investing in new, more efficient revenue equipment. We repurchased

60,000 shares of our common stock during each of the first and second quarters of 2000. The 120,000 shares have been retired, reducing shareholders' investment by $1,687,500. We also sold our maintenance facility in Georgia and purchased a new maintenance facility, which is also in Georgia, during the first quarter of 2000 for a net cash payment of approximately $900,000. Cash flows from operations and proceeds from long-term debt were used to fund these expenditures.

    Our cash management practice minimizes both cash and debt balances by utilizing our unsecured committed credit facility. We entered into amendments to this facility in January and May 2000. These amendments added an additional bank and increased our total facility with our current banks from $40 million to $60 million. In April 2000, we also entered into an agreement with an insurance company for an additional $10 million in senior unsecured notes. We have historically met our working capital requirements by effectively utilizing our operating profits, short turnover in accounts receivable and cash management practices. We have not used and do not anticipate using short-term borrowings to satisfy working capital needs. We believe our liquidity is adequate to meet expected near-term operating requirements.

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

    None

ITEM 3. Defaults Upon Senior Securities.

    None

ITEM 4. Submission of Matters to a Vote of Security Holders.

    Our annual meeting of stockholders was held on May 9, 2000. The following items were voted upon at the annual meeting:

      (a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2001. The following summarizes the votes cast for, votes cast against, and broker non-votes for each nominee:

Nominee	Votes For	Votes Against	Broker Non-Votes
Randolph L. Marten	3,825,461	1,012	-0-
Darrell D. Rubel	3,825,536	937	-0-
Larry B. Hagness	3,825,536	937	-0-
Thomas J. Winkel	3,825,536	937	-0-
Jerry M. Bauer	3,825,536	937	-0-
Christine K. Marten	3,825,261	1,212	-0-

      (b) The stockholders also approved the appointment of Arthur Andersen LLP as our independent auditors for the year ending December 31, 2000, by a vote of 3,825,637 shares in favor, 216 shares opposed, and 620 shares abstaining.

ITEM 5. Other Information.

    None

ITEM 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits

Item No.	Item	Method of Filing
10.20	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this report electronically.
27.1	Financial Data Schedule	Filed with this report electronically.
  b)
  No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)
Dated: August 10, 2000	By:	/s/ DARRELL D. RUBEL Darrell D. Rubel Executive Vice President and Treasurer (Chief Financial Officer)

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q

For the Quarter Ended June 30, 2000

Item No.	Item	Method of Filing
10.20	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this report electronically.
27.1	Financial Data Schedule	Filed with this report electronically.

QuickLinks

PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings.
  ITEM 2. Changes in Securities and Use of Proceeds.
  ITEM 3. Defaults Upon Senior Securities.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 5. Other Information.
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURE