Form 10-Q
period 2000-09-30
MARTEN TRANSPORT LTD
filed 2000-11-13
CIK 799167

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2000

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	39-1140809 (I.R.S. Employer Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755
(Address of principal executive offices)

715-926-4216
(Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 4,180,145 as of November 9, 2000.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Receivables	$28,430	$27,673
Prepaid expenses and other	5,797	7,471
Deferred income taxes	3,898	4,166

Total current assets	38,125	39,310

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	228,660	193,031
Accumulated depreciation	(57,060)	(47,311)

Net property and equipment	171,600	145,720
Other assets	1,625	889

TOTAL ASSETS	$211,350	$185,919

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$14,704	$14,475
Insurance and claims accruals	10,077	12,680
Current maturities of long-term debt	2,568	5,659

Total current liabilities	27,349	32,814
Long-term debt, less current maturities	86,618	63,599
Deferred income taxes	33,666	29,901

Total liabilities	147,633	126,314

Shareholders' investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,180,145 and 4,300,145 shares issued and outstanding	42	43
Additional paid-in capital	9,934	9,934
Retained earnings	53,741	49,628

Total shareholders' investment	63,717	59,605

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$211,350	$185,919

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

(In thousands, except share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
OPERATING REVENUE	$65,267	$55,873	$190,371	$159,162

OPERATING EXPENSES:
Salaries, wages and benefits	18,967	15,976	54,612	46,913
Purchased transportation	15,125	15,058	46,050	41,964
Fuel and fuel taxes	10,959	7,224	29,673	19,462
Supplies and maintenance	4,641	4,262	13,665	12,380
Depreciation	6,497	5,227	18,601	15,190
Operating taxes and licenses	1,263	1,164	3,608	3,170
Insurance and claims	1,400	1,167	3,965	3,418
Communications and utilities	672	656	2,169	1,977
Gain on disposition of revenue equipment	(317)	(417)	(590)	(1,327)
Other	1,761	1,320	5,062	4,082

Total operating expenses	60,968	51,637	176,815	147,229

OPERATING INCOME	4,299	4,236	13,556	11,933
OTHER EXPENSES (INCOME):
Interest expense	1,642	1,003	4,450	2,877
Interest income and other	(95)	(48)	(249)	(159)

INCOME BEFORE INCOME TAXES	2,752	3,281	9,355	9,215
PROVISION FOR INCOME TAXES	1,046	1,280	3,555	3,594

NET INCOME	$1,706	$2,001	$5,800	$5,621

BASIC EARNINGS PER COMMON SHARE	$0.41	$0.47	$1.37	$1.27

DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.46	$1.37	$1.27

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$5,800	$5,621
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	18,601	15,190
Gain on disposition of revenue equipment	(590)	(1,327)
Deferred tax provision	4,033	2,272
Changes in other current operating items	(1,457)	5,185

Net cash provided by operating activities	26,387	26,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(41,966)	(28,006)
Buildings and land, office equipment, and other additions, net	(1,925)	(839)
Net change in other assets	(736)	(19)

Net cash used for investing activities	(44,627)	(28,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	85,150	58,650
Repayment of long-term borrowings	(65,222)	(55,713)
Common stock repurchased	(1,688)	(2,130)

Net cash provided by financing activities	18,240	807

DECREASE IN CASH AND CASH EQUIVALENTS	—	(1,116)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,116

End of period	$—	$—

CASH PAID FOR:
Interest	$3,968	$2,737

Income taxes	$599	$668

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

(2)  Earnings Per Common Share

    Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In thousands, except per-share amounts)
Numerator:
Net income	$1,706	$2,001	$5,800	$5,621

Denominator:
Basic earnings per common share—weighted-average shares	4,180	4,300	4,227	4,417
Effect of dilutive stock options	19	9	21	11

Diluted earnings per common share—weighted-average shares and assumed conversions	4,199	4,309	4,248	4,428

Basic earnings per common share	$0.41	$0.47	$1.37	$1.27

Diluted earnings per common share	$0.41	$0.46	$1.37	$1.27

    The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Number of option shares	76,250	363,750	76,250	348,750
Weighted-average exercise price	$15.07	$13.60	$15.07	$13.65

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

(5)  Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) was issued in June 1998 and will be effective in our first quarter of 2001. Statement No. 133 requires companies to record the fair value of derivatives as either assets or liabilities on the balance sheet. The accounting for gains or losses from changes in the fair value of derivatives depends on the intended use of the derivatives and whether the criteria for hedge accounting have been satisfied. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Statement No. 133 is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of September 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Operating revenue for the third quarter of 2000 increased 16.8 percent over the third quarter of 1999. Operating revenue for the nine months ended September 30, 2000, increased 19.6 percent over the same period of 1999. The increases in operating revenue, net of fuel surcharges and rebates, were 11.8 percent for the third quarter of 2000 and 14.7 percent for the first nine months of 2000. The primary reason for these increases was the transportation of more freight associated with an increase in our fleet. Average freight rates increased in 2000, but were offset by a decrease in equipment utilization. Our contracts with customers provide for fuel surcharges and rebates based upon significant fluctuations in the price of diesel fuel. Diesel fuel prices were significantly higher in the first nine months of 2000 than in the same period of 1999. As a result, fuel surcharges increased operating revenue for the first nine months of 2000 by $7.4 million, while fuel rebates decreased operating revenue for the same period of last year by $402,000. We expect operating revenue for the remainder of 2000 to exceed 1999 levels due to these fuel surcharges, continued customer demand and planned additions to our fleet.

    Operating expenses as a percentage of operating revenue for the third quarter of 2000 were 93.4 percent, compared with 92.4 percent for the third quarter of 1999. This ratio for the first nine months of 2000 was 92.9 percent, compared with 92.5 percent for the same period of 1999. The transportation of additional freight and expansion of our fleet, in addition to the items discussed below, caused most expense categories to increase in 2000. Purchased transportation expense increased in the first nine months of 2000 due primarily to an increase in the average number of independent contractor-owned vehicles in our fleet. However, the average number of independent contractor-owned vehicles in our fleet during the third quarter of 2000 decreased from the third quarter of 1999. This decrease was offset by an increase in the rate per mile paid to independent contractors in the third quarter of 2000. Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. As a result, our expenses in these categories are reduced relative to revenue. Fuel and fuel tax expense increased due to significantly higher diesel fuel prices in the first nine months of 2000 than in the same period of 1999. Insurance and claims expense as a percentage of revenue in 2000 was consistent with 1999 levels due to our continued emphasis on driver safety, training and claims management. Our gain on disposition of revenue equipment significantly decreased in the first nine months of 2000 due to decreases in the planned number of revenue equipment trades and in the market value received for used revenue equipment. We expect our operating expenses as a percentage of revenue to remain at current levels for the remainder of 2000.

    Interest expense for the nine months ended September 30, 2000, significantly increased over the same period of 1999. The primary cause of this increase was an increase in our average long-term debt, which was required to finance our planned revenue equipment additions. Higher interest rates also contributed to this increase. We expect interest expense to remain at current levels for the remainder of 2000.

    Our effective income tax rate was 38 percent for the first nine months of 2000, compared with 39 percent for 1999. We expect our effective income tax rate to remain at 38 percent for the remainder of 2000.

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed in Note 5 to the financial statements. This statement, effective in our first quarter of 2001, is expected to have minimal impact on our results of operations and financial position because we did not hold significant derivative instruments as of September 30, 2000.

Capital Resources and Liquidity

    Net cash flows from operations provided $26,387,000 during the first nine months of 2000. Investments in property and equipment and other assets used net cash of $44,627,000, while financing activities provided $18,240,000 during this period. We have continued to update and expand our fleet with new, more efficient revenue equipment in 2000 and 1999. We repurchased 60,000 shares of our common stock during each of the first and second quarters of 2000. The 120,000 shares have been retired, reducing shareholders' investment by $1,687,500. We also sold our maintenance facility in Georgia and purchased a new maintenance facility, which is also in Georgia, during the first quarter of 2000 for a net cash payment of approximately $900,000. Cash flows from operations and proceeds from long-term debt were used to fund these expenditures.

    Our cash management practice utilizes our unsecured committed credit facility to minimize both cash and debt balances. We entered into amendments to this facility in January and May 2000. These amendments added an additional bank and increased our total facility with our current banks from $40 million to $60 million. In April 2000, we also entered into an agreement with an insurance company for an additional $10 million in senior unsecured notes. Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements. We have not used and do not expect to use short-term borrowings to satisfy working capital needs. We believe our liquidity is adequate to meet expected near-term operating requirements.

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
b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)
Dated: November 13, 2000	By:	/s/ DARRELL D. RUBEL Darrell D. Rubel Executive Vice President and Treasurer (Chief Financial Officer)

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended September 30, 2000

Item No.	Item	Method of Filing
27.1	Financial Data Schedule	Filed with this report electronically.

QuickLinks

PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
SIGNATURE