Form 10-K405
period 2000-12-31
MARTEN TRANSPORT LTD
filed 2001-03-28
CIK 799167

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended:	Commission file number:
December 31, 2000	0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. Employer Identification No.)

129 Marten Street
Mondovi, Wisconsin 54755
(Address of principal executive offices)

Registrant's telephone number:
 (715) 926-4216

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of March 23, 2001, 4,180,145 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $22,968,486.

    Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to in this Report) from the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant's Proxy Statement for the annual meeting to be held May 8, 2001 (the "2001 Proxy Statement").

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

    As of December 31, 2000, we operated a fleet of 1,844 tractors and 2,648 trailers. Most of our trailers are equipped with refrigeration units. As of December 31, 2000, 1,332 tractors and 2,626 trailers in our fleet were company-owned and 512 tractors and 22 trailers were under contract with independent contractors. As of December 31, 2000, we had 1,827 employees, including 1,497 drivers. Our employees are not represented by a collective bargaining unit.

    Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

  (b) Financial Information About Segments.

    Since our inception, substantially all of our revenue, operating profits and assets have related primarily to one business segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

  (c) Narrative Description of Business.

    We specialize in protective service transportation of foods and other products requiring temperature-controlled carriage or insulated carriage. We also provide dry freight carriage. In 2000, we earned approximately 76% of our revenue from hauling protective service products and 24% of our revenue from hauling dry freight. Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads. The specialized transportation services we offer include:

  •
  dependable, late-model tractors allowing timely deliveries;

  •
  late-model, temperature controlled trailers;

  •
  scheduled pickups and deliveries;

  •
  assistance in loading and unloading;

  •
  availability of extra trailers placed for customers' convenience;

  •
  sufficient equipment to respond promptly to customers' varying needs; and

  •
  on-line computer systems, which we use to obtain information on the status of deliveries.

Marketing and Customers

    Our senior management and marketing personnel seek customers whose products require protective or other specialized services and who ship multiple truckloads per week. To minimize empty miles, we also solicit customers whose shipping requirements allow us to balance the number of loads originating and terminating in any given area.

    Our marketing strategy emphasizes service. A key element of this strategy is our strong commitment to satisfying the individualized requirements of our customers. We have developed an electronic data interchange ("EDI") system, and have implemented in 2000 an internet shipment tracking system. We use these systems to provide customers with current information on the status of shipments in transit. Customers also place orders, and we bill customers, electronically using the EDI system. We also use a satellite tracking system to enhance monitoring of shipment locations.

    We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States. Marketing personnel travel in their regions to solicit new customers and maintain customer contact. Once we establish a customer relationship, the customer's primary contact is one of our customer service managers. Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis. Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.7% in 2000.

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

    We derived approximately 15% of our revenue in each of 2000 and 1999 from The Procter & Gamble Company. The Pillsbury Company accounted for approximately 11% of our revenue in 2000, 12% of our revenue in 1999 and 11% of our revenue in 1998.

Operations

    Our operations are designed to efficiently use our equipment while emphasizing individualized service to customers. Our EDI and internet systems provide real-time and on-line shipment tracking information, increase equipment utilization and assist management in long-range planning and trend analysis. We also use an optimization system which is designed to effectively meet the routing needs of drivers while satisfying customer and company requirements.

    We maintain our dispatch operations in our Mondovi, Wisconsin headquarters. We assign customer service managers to particular customers and regions. Customer service managers work closely with our fleet managers, marketing personnel and drivers. Customer service managers also coordinate with our marketing personnel to match customer needs with our capacity and location of revenue equipment. Fleet managers, who are assigned a group of drivers regardless of load destination, use our optimization system in dispatching loads. After dispatching a load, a fleet manager takes responsibility for its proper and efficient delivery and tracks the status of that load through daily contact with drivers. During these daily contacts, fleet managers and drivers discuss the driver's location, load temperature and any problems. We constantly update this information, along with information concerning available loads, on our EDI and internet computer systems. We use this computer-generated information to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

    Our loads generally move directly from origin to destination, which eliminates the need for freight terminals. The average length of a trip (one-way) was 982 miles during 2000, 1,069 miles during 1999 and 1,081 miles during 1998. We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon.

    We have agreements with various fuel distributors which allow our drivers to purchase fuel at a discount while in transit. We also purchase fuel in bulk in Mondovi and at our maintenance facilities.

Drivers

    As of December 31, 2000, we employed 1,497 drivers and had contracts with independent contractors for the services of 512 tractors. Independent contractors provide both a tractor and a qualified driver for our use. We recruit drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 2000, was approximately 1 to 1. Our drivers are not represented by a collective bargaining unit. Our turnover of drivers and independent contractors was approximately 65% in 2000. Based on industry surveys, we believe our driver turnover rate is in line with the industry.

    We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience and personal evaluations. We maintain stringent screening, training and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, Georgia and Oregon terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers must also pass DOT required tests prior to assignment to a vehicle. We maintain a toll-free number, satellite tracking and a staff of fleet managers to communicate and support drivers while on the road for extended periods. In 2001, we implemented interactive voice response and internet payroll information access systems to further our communication with our drivers.

    To retain qualified drivers and promote safe operations, we purchase premium quality tractors and equip them with optional comfort and safety features. These features include air ride suspension on the chassis and cab, air conditioning, high-quality interiors, power steering, anti-lock brakes, engine brakes and double sleeper cabs.

    We pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers are also eligible for bonuses based upon safe, efficient driving. We believe that our compensation program provides an important incentive to attract and retain qualified drivers. We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance and repairs. Drivers that have been with us for at least six months and independent contractors that have been under contract with us for at least six months are eligible to purchase shares of our Common Stock under a stock purchase plan we sponsor. We pay the brokerage commissions on purchases of our Common Stock and the plan's administrative costs.

Revenue Equipment

    The trucking industry requires significant capital investment in revenue equipment. We finance a portion of our revenue equipment purchases using long-term debt. We purchase tractors and trailers manufactured to our specifications. Freightliner or Peterbilt manufacture most of our tractors. Most of our tractors are equipped with 435/500 or 370/435 horsepower Detroit Diesel, Cummins or Caterpillar engines. These engines enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by our equipment, such as mountainous terrain and maximum weight loads. Utility, Great Dane or Wabash manufacture most of our single van trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions and anti-lock brakes. Our single van refrigerated trailers are 53 feet long, 102 inches wide and have at least 106 inches of inside height. We standardize equipment to simplify driver training, control the cost of spare parts inventory, enhance our preventive maintenance program and increase fuel economy.

    The following table shows the type and age of equipment we own as of December 31, 2000:

Model Year	Tractors	Single Van Trailers
2001	281	225
2000	521	543
1999	254	502
1998	184	583
1997	89	370
1996	—	402
1995	2	—
1992	1	—
1990	—	1

Total	1,332	2,626

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

Employees

    As of December 31, 2000, we employed 1,827 people. This total consists of 1,497 drivers, 105 mechanics and maintenance personnel, and 225 support personnel. Support personnel includes management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

    We maintain a maintenance facility in Ontario, California that we purchased in 1997. This facility includes approximately 2,700 square feet of office space, 8,000 square feet of equipment repair and maintenance space and a parking lot of 150,000 square feet.

    We purchased a maintenance facility in Forest Park, Georgia in 2000. The building at this facility is approximately 11,000 square feet and consists of office space and a five-bay service and repair space. This facility also has parking for up to sixty-five tractors and trailers.

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

    We partially self-insure for losses relating to workers' compensation, auto liability, general liability and cargo claims, along with employees' group health benefits. We self-insure for property damage claims. We also maintain an insurance policy that limits annual total losses to $10 million for auto liability, workers' compensation and general liability claims. We believe that our current liability limit is reasonable. However, we could suffer losses over our policy limits. Losses in excess of our policy limits could negatively affect our financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers, with their ages and the offices held as of March 1, 2001, are as follows:

Name	Age	Position
Randolph L. Marten	48	Chairman of the Board, President and Director
Darrell D. Rubel	55	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert G. Smith	57	Chief Operating Officer
Timothy P. Nash	49	Executive Vice President of Sales and Marketing
Franklin J. Foster	44	Vice President of Finance
Susan M. Baier	32	Vice President of Information Systems
Donald J. Hinson	41	Vice President of Operations

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

    Timothy P. Nash has been our Executive Vice President of Sales and Marketing since November 2000. Mr. Nash also served as our Vice President of Sales from November 1990 to November 2000 and as our Regional Sales Manager from July 1987 to November 1990. Mr. Nash served as a regional sales manager for Overland Express, Inc., a long-haul truckload carrier, from August 1986 to July 1987.

    Franklin J. Foster has been our Vice President of Finance since December 1991 and served as our Director of Finance from January 1991 to December 1991. Mr. Foster served as a vice president in commercial banking for First Bank National Association from October 1985 to January 1991.

    Susan M. Baier has been our Vice President of Information Systems since June 1999 and an executive officer since November 2000. Ms. Baier also served as our Director of Information Systems from November 1995 to May 1999 and in various professional capacities in our information systems area from April 1993 to November 1995. Previously, Ms. Baier served as a programmer analyst for Minnesota Mutual Life Insurance Company from June 1991 to April 1993.

    Donald J. Hinson has been our Vice President of Operations since June 1999 and an executive officer since November 2000. Mr. Hinson also served as our Director of Operations from November 1996 to May 1999 and in various professional capacities in our operations area from April 1988 to November 1996. Previously, Mr. Hinson served in various professional capacities in the operations area of Burlington Motor Carriers, Inc., a dry-van truckload carrier, from October 1984 to March 1988.

    Our executive officers are elected by the Board of Directors to serve one-year terms.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information in the "Common Stock Data" section of our 2000 Annual Report on page 12 is incorporated in this Report by reference.

    We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2000.

Item 6.  SELECTED FINANCIAL DATA

    The financial information in the "Five-Year Financial Summary" section of our 2000 Annual Report on the inside front cover thereof is incorporated in this Report by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2000 Annual Report on pages 3 and 4 is incorporated in this Report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Commodity Price Risk

    Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Fuel and fuel taxes expense represented 17.3% of our total operating expenses and 16.1% of our total operating revenue during 2000. We have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel, as well as the extent to which fuel surcharges could be collected to offset such increases, can vary. In addition to fuel surcharges, we have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. As of January 1, 2001, the national average price of diesel fuel, as provided by the U.S. Department of Energy, was $1.522 per gallon. As of December 31, 2000, the remaining notional amount for our commodity swap agreements was 6.75 million gallons, with 5.4 million gallons relating to 2001. A 20 cent per gallon decrease in the price of diesel fuel would cost us $1.08 million under our agreements in 2001.

  Interest Rate Risk

    Our credit facility described in Note 2 to the financial statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the banks' Reference Rate. The Reference Rate is generally the prime rate. Should the lenders' Reference Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly. As of December 31, 2000, we had borrowed approximately $53.2 million subject to interest rate risk. On this amount, a 100 basis point increase in the interest rate would cost us $532,000 in additional gross interest cost on an annual basis.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and the Report of Independent Public Accountants on pages 5 through 12 of our 2000 Annual Report are incorporated in this Report by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A. Directors of the Registrant.

    The information in the "Election of Directors—Information About Nominees" and "Election of Directors—Other Information About Nominees" sections of our 2001 Proxy Statement is incorporated in this Report by reference.

    B. Executive Officers of the Registrant.

    Information about our executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

    C. Compliance with Section 16(a) of the Exchange Act.

    The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2001 Proxy Statement is incorporated in this Report by reference.

Item 11.  EXECUTIVE COMPENSATION

    The information in the "Election of Directors—Director Compensation" and "Compensation and Other Benefits" sections of our 2001 Proxy Statement is incorporated in this Report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the "Principal Stockholders and Beneficial Ownership of Management" section of our 2001 Proxy Statement is incorporated in this Report by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the "Certain Transactions" section of our 2001 Proxy Statement is incorporated in this Report by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    The following Financial Statements are incorporated in this Report by reference from the pages noted in our 2000 Annual Report:

      Report of Independent Public Accountants—page 12

      Balance Sheets as of December 31, 2000 and 1999—page 5

      Statements of Operations for the years ended December 31, 2000, 1999 and 1998—page 6

      Statements of Changes in Shareholders' Investment for the years ended December 31, 2000, 1999 and 1998—page 6

      Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998—page 7

      Notes to Financial Statements—pages 8 through 12

    2. Financial Statement Schedules:

      None.

    3. Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 11 through 14. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 23, 2001. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

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

    (b) Reports on Form 8-K filed in the fourth quarter of 2000:

      None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001	MARTEN TRANSPORT, LTD.
	By	/s/ RANDOLPH L. MARTEN Randolph L. Marten Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

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

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2000

Item No.	Item	Filing Method
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
4.1	Specimen form of the Company's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
4.2	Certificate of Incorporation of the Company	See Exhibit 3.1 above.
4.3	Bylaws of the Company	See Exhibit 3.2 above.
9.1	Voting Trust Agreement dated February 14, 1983, as amended	Incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
9.2	Agreement regarding Voting Trust Agreement, dated May 4, 1993	Incorporated by reference to Exhibit 19.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).
10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-15010).
10.3	Stock Restriction Agreement among Roger R. Marten, Randolph L. Marten and Darrell D. Rubel	Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-8108).

10.4	Agreement on Credit Terms dated January 5, 1990 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-15010).
10.5	Amendment to Agreement on Credit Terms dated July 31, 1990 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-15010).
10.6	Security Agreement dated January 12, 1990, as amended, between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15010).
10.7	Second Amendment to Agreement on Credit Terms dated May 31, 1991 between the Company and First Bank National Association	Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15010).
10.8	Amendment No. 3 to Agreement on Credit Terms dated May 17, 1993 between the Company and First Bank National Association	Incorporated by reference to Exhibit 19.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.9	Employment Agreement dated May 1, 1993 between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.10	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.11	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.12	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.13	Amendment to Employment Agreement, dated January 27, 1999, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15010).
10.14	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).
10.15	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).
10.16	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).
10.17	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.18	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).
10.19	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).
10.20	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.
13.1	2000 Annual Report to Shareholders	Filed with this Report.
23.1	Consent of Arthur Andersen LLP	Filed with this Report.

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
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
MARTEN TRANSPORT, LTD. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For the Year Ended December 31, 2000