Form 10-Q
period 2001-03-31
MARTEN TRANSPORT LTD
filed 2001-05-07
CIK 799167

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2001

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. Employer
Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755
(Address of principal executive offices)

715-926-4216
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒        No☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,180,145 as of May 3, 2001.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Receivables	$31,079	$33,487
Prepaid expenses and other	7,801	8,195
Deferred income taxes	2,111	2,276
Total current assets	40,991	43,958
Property and equipment:
Revenue equipment, buildings and land,
office equipment, and other	229,746	228,322
Accumulated depreciation	(66,185)	(61,937)
Net property and equipment	163,561	166,385
Other assets	1,840	1,730
TOTAL ASSETS	$206,392	$212,073
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$15,097	$13,490
Insurance and claims accruals	7,387	8,819
Current maturities of long-term debt	925	1,685
Total current liabilities	23,409	23,994
Long-term debt, less current maturities	80,616	88,216
Deferred income taxes	35,060	34,018
Total liabilities	139,085	146,228
Shareholders’ investment:
Common stock, $.01 par value per share,
10,000,000 shares authorized, 4,180,145
shares issued and outstanding	42	42
Additional paid-in capital	9,934	9,934
Retained earnings	57,517	55,869
Accumulated other comprehensive loss	(186)	-
Total shareholders’ investment	67,307	65,845
TOTAL LIABILITIES AND
SHAREHOLDERS’ INVESTMENT	$206,392	$212,073

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF INCOME
(In thousands, except share information)
(Unaudited)

	Three Months
	Ended March 31,
	2001	2000

OPERATING REVENUE	$69,967	$60,293

OPERATING EXPENSES:
Salaries, wages and benefits	21,227	17,186
Purchased transportation	15,497	15,436
Fuel and fuel taxes	11,505	8,775
Supplies and maintenance	5,524	4,337
Depreciation	6,595	6,065
Operating taxes and licenses	1,183	1,163
Insurance and claims	1,844	1,232
Communications and utilities	800	740
Gain on disposition of revenue
equipment	(139)	(39)
Other	1,814	1,571
Total operating expenses	65,850	56,466
OPERATING INCOME	4,117	3,827
OTHER EXPENSES(INCOME):
Interest expense	1,552	1,277
Interest income and other	(93)	(69)
INCOME BEFORE INCOME TAXES	2,658	2,619

PROVISION FOR INCOME TAXES	1,010	995
NET INCOME	$1,648	$1,624

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.39	$0.38

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(In thousands, except share information)
(Unaudited)

					Accumulated
					Other	Total	Compre-
			Additional		Compre-	Share-	hensive
	Common Stock		Paid-In	Retained	hensive	holders’	Income
	Shares	Amount	Capital	Earnings	Loss	Investment	(Loss)
Balance at December 31, 1999	4,300,145	$43	$9,934	$49,628	$-	$59,605
Net income	-	-	-	1,624	-	1,624	$1,624
Repurchase of common stock	(60,000)	(1)	-	(847)	-	(848)
Comprehensive income							$1,624
Balance at March 31, 2000	4,240,145	$42	$9,934	$50,405	$-	$60,381
Net income	-	-	-	6,304	-	6,304	$6,304
Repurchase of common stock	(60,000)	-	-	(840)	-	(840)
Comprehensive income							$6,304
Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$-	$65,845
Net income	-	-	-	1,648	-	1,648	$1,648
Transition adjustment related
to change in accounting
for derivative instruments
and hedging activities,
net of tax	-	-	-	-	(173)	(173)	(173)
Unrealized loss on qualifying
cash flow hedges, net
of tax	-	-	-	-	(13)	(13)	(13)
Comprehensive income							$1,462
Balance at March 31, 2001	4,180,145	$42	$9,934	$57,517	$(186)	$67,307

The accompanying notes are an integral part of these statements.

 MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$1,648	$1,624
Adjustments to reconcile net
income to net cash flows
from operating activities:
Depreciation	6,595	6,065
Gain on disposition of revenue
equipment	(139)	(39)
Deferred tax provision	1,207	1,213
Other comprehensive loss	(186)	-
Changes in other current
operating items	2,977	3,834
Net cash provided by
operating activities	12,102	12,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(3,598)	(17,966)
Buildings and land, office equipment,
and other additions, net	(34)	(1,310)
Net change in other assets	(110)	(545)
Net cash used for investing
activities	(3,742)	(19,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	11,900	26,250
Repayment of long-term borrowings	(20,260)	(18,278)
Common stock repurchased	-	(848)
Net cash provided by (used for)
financing activities	(8,360)	7,124
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of period	-	-
End of period	$-	$-
CASH PAID FOR:
Interest	$1,710	$1,007
Income taxes	$170	$159

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)   Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements, and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented.  The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 2000 Annual Report on Form 10-K.

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per-share amounts)	2001	2000
Numerator:
Net income	$1,648	$1,624
Denominator:
Basic earnings per common share -
weighted-average shares	4,180	4,274
Effect of dilutive stock options	17	19
Diluted earnings per common share -
weighted-average shares and
assumed conversions	4,197	4,293
Basic and diluted earnings per common share	$0.39	$0.38

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months
	Ended March 31,
	2001	2000
Number of option shares	373,750	63,750
Weighted-average exercise price	$13.86	$15.10

(3)   Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board in 1998.  Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value.  Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For hedges which meet the criteria, the derivative instrument’s gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) rather than current earnings.

We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss in shareholders’ investment and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first quarter of 2001.

The adoption of Statement No. 133 on January 1, 2001, resulted in a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998.  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During 2001, approximately $223,000 of the net derivative loss included in accumulated other comprehensive loss as of January 1, 2001, will be reclassified into current earnings.  All amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by March 31, 2002, the termination date for all current swap agreements.

Derivative liabilities relating to commodity swap agreements totaling $300,000 have been recorded in accounts payable and accrued liabilities in the balance sheet as of March 31, 2001.  The remaining notional amount as of March 31, 2001, is 5,400,000 gallons.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the futures prices as of the valuation date applied to the remaining notional amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue for the first quarter of 2001 increased 16 percent over the first quarter of 2000.  This increase was primarily the result of transporting additional freight associated with our larger fleet, along with an increase in fuel surcharges to our customers associated with a higher average price of diesel fuel.  Our equipment utilization improved in 2001 due to our ability to recruit and retain drivers.  Our contracts with customers provide for fuel surcharges and rebates based upon significant fluctuations in the price of diesel fuel.  Diesel fuel prices were higher in the first quarter of 2001 than in the same period of 2000.  As a result, fuel surcharges increased operating revenue for the first quarter of 2001 by $3.4 million, compared with an increase of $2.0 million for the first quarter of 2000.  We expect operating revenue for the remainder of 2001 to exceed 2000 levels due to continued customer demand and planned additions to our fleet.

Operating expenses for the first quarter of 2001 were 94.1 percent of operating revenue, compared with 93.7 percent for the same period of 2000.  The transportation of additional freight and expansion of our fleet, in addition to the items discussed below, caused our expense categories to increase during the first quarter of 2001.  Purchased transportation expense during the first quarter of 2001 increased slightly from the first quarter of 2000.  The average number of independent contractors decreased from the first quarter of 2000 to 2001, which was offset by an increase in the rate per mile paid to independent contractors. Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  Therefore, our expenses in these categories increased relative to revenue from the first quarter of 2000 to the first quarter of 2001 because of the decrease in independent contractors.  The average price of diesel fuel in the first quarter of 2001 remained above the price in the first quarter of 2000, causing fuel and fuel taxes expense to increase. Insurance and claims expense in the first quarter of 2001 increased from 2000 levels due to a higher frequency of accident and cargo claims.  We expect our operating expenses as a percentage of revenue to remain at current levels for the remainder of 2001.

Interest expense for the first quarter ended March 31, 2001, increased over the same period of 2000.  The primary cause of this increase was an increase in our average long-term debt outstanding, which was required to finance our planned revenue equipment additions.  We expect interest expense to remain at current levels for the remainder of 2001.

Our effective income tax rate was 38 percent for the first quarter of 2001 and the prior year.  We expect our effective income tax rate to remain at 38 percent for the remainder of 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001 (see Note 3 to the financial statements).  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first quarter of 2001, other comprehensive loss increased by $21,000 ($13,000 net of income tax benefit) to reflect an unrealized loss on our swap agreements from January 1, 2001 to March 31, 2001.

Capital Resources and Liquidity

Our operating activities in the first quarter of 2001 provided net cash of $12,102,000.  We used $3,742,000 of the net cash to invest in revenue equipment and other assets, along with $8,360,000 of the net cash to repay long-term borrowings during the quarter.  We have continued to update and expand our fleet with new, more efficient revenue equipment in 2001 and 2000.  Our cash management practice minimizes both cash and debt balances by utilizing our unsecured committed credit facility.  Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements.  We have not used and do not expect to use short-term borrowings to satisfy working capital needs.  We believe our liquidity is adequate to meet expected near-term operating requirements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may, ” “expect, ” “believe, ” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors, such as the industry driver shortage, the market for revenue equipment, fuel prices and general weather and economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Effective January 1, 2001, unrealized gains and losses on commodity swap agreements used to hedge our exposure to diesel fuel price fluctuations are recognized currently for financial reporting.  The swap agreements are marked to market.  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first quarter of 2001, other comprehensive loss increased by $21,000 ($13,000 net of income tax benefit) to reflect an unrealized loss on our swap agreements from January 1, 2001 to March 31, 2001.

There have been no other significant changes in market risk or market risk factors since December 31, 2000, as discussed in the 2000 Annual Report to Shareholders.

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

a) No exhibits are filed with this report.

b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: May 7, 2001	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)