Form 10-Q
period 2001-06-30
MARTEN TRANSPORT LTD
filed 2001-08-10
CIK 799167

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2001

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

Yes ☒               No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,182,145 as of August 8, 2001.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Receivables	$33,120	$33,487
Prepaid expenses and other	6,512	8,195
Deferred income taxes	2,322	2,276

Total current assets	41,954	43,958

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	232,836	228,322
Accumulated depreciation	(70,675)	(61,937)

Net property and equipment	162,161	166,385
Other assets	2,146	1,730

TOTAL ASSETS	$206,261	$212,073

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$15,707	$13,490
Insurance and claims accruals	7,598	8,819
Current maturities of long-term debt	406	1,685

Total current liabilities	23,711	23,994
Long-term debt, less current maturities	76,716	88,216
Deferred income taxes	36,500	34,018

Total liabilities	136,927	146,228

Shareholders’ investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,180,145 shares issued and outstanding	42	42
Additional paid-in capital	9,934	9,934
Retained earnings	59,439	55,869
Accumulated other comprehensive loss	(81)	-

Total shareholders’ investment	69,334	65,845

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$206,261	$212,073

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF INCOME
(In thousands, except share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

OPERATING REVENUE	$71,653	$64,811	$141,620	$125,104

OPERATING EXPENSES:
Salaries, wages and benefits	21,303	18,459	42,530	35,645
Purchased transportation	15,756	15,489	31,253	30,925
Fuel and fuel taxes	11,945	9,939	23,450	18,714
Supplies and maintenance	5,546	4,687	11,070	9,024
Depreciation	6,693	6,039	13,288	12,104
Operating taxes and licenses	1,247	1,182	2,430	2,345
Insurance and claims	2,472	1,333	4,316	2,565
Communications and utilities	753	757	1,553	1,497
Gain on disposition of revenue equipment	(203)	(234)	(342)	(273)
Other	1,824	1,730	3,638	3,301

Total operating expenses	67,336	59,381	133,186	115,847

OPERATING INCOME	4,317	5,430	8,434	9,257

OTHER EXPENSES(INCOME):
Interest expense	1,322	1,531	2,874	2,808
Interest income and other	(104)	(85)	(197)	(154)

INCOME BEFORE INCOME TAXES	3,099	3,984	5,757	6,603

PROVISION FOR INCOME TAXES	1,177	1,514	2,187	2,509

NET INCOME	$1,922	$2,470	$3,570	$4,094

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.58	$0.85	$0.96

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(In thousands, except share information)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’ Investment	Compre- hensive Income (Loss)

	Common Stock
	Shares	Amount

Balance at December 31, 1999	4,300,145	$43	$9,934	$49,628	$-	$59,605
Net income	-	-	-	4,094	-	4,094	$4,094
Repurchase of common stock	(120,000)	(1)	-	(1,687)	-	(1,688)

Comprehensive income							$4,094

Balance at June 30, 2000	4,180,145	$42	$9,934	$52,035	$-	$62,011
Net income	-	-	-	3,834	-	3,834	$3,834

Comprehensive income							$3,834

Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$-	$65,845
Net income	-	-	-	3,570	-	3,570	$3,570
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	-	-	-	-	(173)	(173)	(173)
Unrealized gain on qualifying cash flow hedges, net of tax	-	-	-	-	92	92	92

Comprehensive income							$3,489

Balance at June 30, 2001	4,180,145	$42	$9,934	$59,439	$(81)	$69,334

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$3,570	$4,094
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,288	12,104
Gain on disposition of revenue equipment	(342)	(273)
Deferred tax provision	2,436	2,527
Other comprehensive loss	(81)	-
Changes in other current operating items	3,046	686

Net cash provided by operating activities	21,917	19,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(8,624)	(31,520)
Buildings and land, office equipment, and other additions, net	(98)	(1,701)
Net change in other assets	(416)	(659)

Net cash used for investing activities	(9,138)	(33,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	30,600	63,650
Repayment of long-term borrowings	(43,379)	(47,220)
Common stock repurchased	-	(1,688)

Net cash provided by (used for) financing activities	(12,779)	14,742

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$-	$-

CASH PAID (RECEIVED) FOR:
Interest	$3,131	$2,394

Income taxes	$(378)	$362

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

(2) Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per-share amounts)	2001	2000	2001	2000

Numerator:
Net income	$1,922	$2,470	$3,570	$4,094

Denominator:
Basic earnings per common share - weighted-average shares	4,180	4,226	4,180	4,250
Effect of dilutive stock options	42	22	24	19

Diluted earnings per common share - weighted-average shares and assumed conversions	4,222	4,248	4,204	4,269

Basic and diluted earnings per common share	$0.46	$0.58	$0.85	$0.96

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Number of option shares	73,750	78,750	81,250	78,750
Weighted-average exercise price	$15.28	$15.06	$15.17	$15.06

(3) Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board in 1998.  Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value.  Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For hedges which meet the criteria, the derivative instrument’s gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) included in shareholders’ investment, rather than current earnings.

We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first six months of 2001.

The adoption of Statement No. 133 on January 1, 2001, resulted in a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998.  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During 2001, approximately $223,000 of the net derivative loss included in accumulated other comprehensive loss as of January 1, 2001, is being reclassified into current earnings.  All amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by March 31, 2002, the termination date for all current swap agreements.

Derivative liabilities relating to commodity swap agreements totaling $130,000 have been recorded in accounts payable and accrued liabilities in the balance sheet as of June 30, 2001.  The remaining notional amount as of June 30, 2001, is 4,050,000 gallons.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the futures prices as of the valuation date applied to the remaining notional amount.

(4) Accounting for Business Combinations, Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement No. 142 requires that, effective January 1, 2002, goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be reviewed for impairment.  Statement No. 142 also requires that separable intangible assets deemed to have definite lives continue to be amortized over their useful lives.  These statements are expected to have no impact on our results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue for the second quarter of 2001 increased 10.6 percent over the second quarter of 2000.  Operating revenue for the first six months of 2001 increased 13.2 percent over the same period of 2000.  The primary reason for these increases was the transportation of additional freight associated with our larger fleet.  These increases in operating revenue were also impacted by additional fuel surcharges to our customers associated with a higher average price of diesel fuel, and an improvement in our equipment utilization.  Our contracts with customers provide for fuel surcharges based upon significant fluctuations in the price of diesel fuel.  Diesel fuel prices were higher in the first six months of 2001 than in the same period last year.  As a result, fuel surcharges increased operating revenue for the first half of 2001 by $6.3 million, compared with an increase of $4.4 million for the first half of 2000.  We anticipate our operating revenue for the remainder of 2001 will exceed 2000 levels due primarily to our planned revenue equipment additions.

Operating expenses as a percentage of operating revenue for the second quarter of 2001 were 94.0 percent, compared with 91.6 percent for the second quarter of 2000.  This ratio for the first six months of 2001 was 94.0 percent compared with 92.6 percent for the same period of 2000.  The transportation of additional freight and additions to our fleet, along with the items discussed below, caused most expense categories to increase in 2001.  Purchased transportation expense increased slightly in the first six months of 2001.  The average number of independent contractors decreased from the first six months of 2000 to 2001, which was offset by an increase in the rate per mile paid to independent contractors.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  Therefore, our expenses in these categories increased relative to revenue from the first six months of 2000 to the first six months of 2001 due to the decrease in independent contractors.  The average price of diesel fuel was higher in the first six months of 2001 than in the same period of 2000, causing fuel and fuel taxes expense to increase.  Higher insurance premiums and an increase in the frequency of accident and cargo claims caused insurance and claims expense for the first six months of 2001 to increase from the same period last year.  We expect our operating expenses as a percentage of revenue to remain at current levels for the remainder of 2001.

Interest expense in 2001 decreased for the second quarter and increased slightly for the first six months, compared with similar periods of 2000.  These fluctuations were caused by lower interest rates combined with a decrease for the second quarter and an increase for the first six months in our average long-term debt outstanding.  Our long-term debt is required to finance our planned revenue equipment additions.  We expect interest expense to remain at current levels for the remainder of 2001.

Our effective income tax rate was 38 percent for the first six months of 2001 and the prior year.  We expect our effective income tax rate to remain at 38 percent for the remainder of 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001 (see Note 3 to the financial statements).  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first six months of 2001, other comprehensive loss decreased by $149,000 ($92,000 net of income taxes) to reflect an unrealized gain on our swap agreements from January 1, 2001 to June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” as discussed in Note 4 to the financial statements.  These statements are expected to have no impact on our results of operations or financial position.

Capital Resources and Liquidity

Net cash provided by our operating activities during the first six months of 2001 was $21,917,000.  We used $12,779,000 of the net cash to reduce long-term debt, along with $9,138,000 of the net cash to invest in revenue equipment and other assets during this period.  We have continued to invest in new, more efficient revenue equipment in 2001 and 2000.  Our cash management practice utilizes our unsecured committed credit facility to minimize both cash and debt balances.  Our operating profits, short turnover in accounts receivable and cash management practices allow us to effectively meet our working capital requirements.  We have not used and do not anticipate using short-term borrowings to satisfy working capital needs.  We believe our liquidity is adequate to meet expected near-term operating requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Effective January 1, 2001, we began recognizing unrealized gains and losses on commodity swap agreements used to hedge our exposure to diesel fuel price fluctuations.  The swap agreements are marked to market.  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first six months of 2001, other comprehensive loss decreased by $149,000 ($92,000 net of income taxes) to reflect an unrealized gain on our swap agreements from January 1, 2001 to June 30, 2001.

There have been no other significant changes since December 31, 2000, in market risk or market risk factors as discussed in the 2000 Annual Report to Shareholders.

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

	Our annual meeting of stockholders was held on May 8, 2001. The following items were voted upon at the annual meeting:

	(a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2002. The following summarizes the votes cast for, votes cast against, and broker non-votes for each nominee:
	Nominee	Votes For	Votes Against	Broker Non-Votes

	Randolph L. Marten	3,996,828	36,297	-0-
	Darrell D. Rubel	3,996,961	36,164	-0-
	Larry B. Hagness	4,029,925	3,200	-0-
	Thomas J. Winkel	4,029,925	3,200	-0-
	Jerry M. Bauer	4,029,811	3,314	-0-
	Christine K. Marten	4,029,825	3,300	-0-

	(b) The stockholders also approved the appointment of Arthur Andersen, LLP as our independent auditors for the year ending December 31, 2001, by a vote of 4,030,870 shares in favor, 826 shares opposed, and 1,429 shares abstaining.

ITEM 5.	Other Information.

	None

ITEM 6.	Exhibits and Reports on Form 8-K.

	a) No exhibits are filed with this report.

	b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: August 10, 2001	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)