Form 10-Q
period 2001-09-30
MARTEN TRANSPORT LTD
filed 2001-11-07
CIK 799167

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

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

Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,182,445 as of November 5, 2001.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	September 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS

Current assets:
Receivables	$34,711	$33,487
Prepaid expenses and other	5,943	8,195
Deferred income taxes	2,702	2,276

Total current assets	43,356	43,958

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	235,561	228,322
Accumulated depreciation	(73,478)	(61,937)

Net property and equipment	162,083	166,385

Other assets	2,876	1,730

TOTAL ASSETS	$208,315	$212,073

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable and accrued liabilities	$17,632	$13,490
Insurance and claims accruals	7,979	8,819
Current maturities of long-term debt	202	1,685

Total current liabilities	25,813	23,994

Long-term debt, less current maturities	73,716	88,216
Deferred income taxes	37,890	34,018

Total liabilities	137,419	146,228

Shareholders’ investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,182,445 and 4,180,145 shares issued and outstanding	42	42
Additional paid-in capital	9,967	9,934
Retained earnings	61,061	55,869
Accumulated other comprehensive loss	(174)	-

Total shareholders’ investment	70,896	65,845

TOTAL LIABILITIES AND
SHAREHOLDERS’ INVESTMENT	$208,315	$212,073

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

(In thousands, except share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

OPERATING REVENUE
	$70,757	$65,267	$212,377	$190,371

OPERATING EXPENSES:
Salaries, wages and benefits	21,533	18,967	64,063	54,612
Purchased transportation	15,346	15,125	46,599	46,050
Fuel and fuel taxes	11,616	10,959	35,066	29,673
Supplies and maintenance	5,559	4,641	16,629	13,665
Depreciation	6,806	6,497	20,094	18,601
Operating taxes and licenses	1,323	1,263	3,753	3,608
Insurance and claims	2,632	1,400	6,948	3,965
Communications and utilities	810	672	2,363	2,169
Gain on disposition of revenue equipment	(429)	(317)	(771)	(590)
Other	1,888	1,761	5,526	5,062

Total operating expenses	67,084	60,968	200,270	176,815

OPERATING INCOME
	3,673	4,299	12,107	13,556

OTHER EXPENSES (INCOME):
Interest expense	1,182	1,642	4,056	4,450
Interest income and other	(126)	(95)	(323)	(249)

INCOME BEFORE INCOME TAXES
	2,617	2,752	8,374	9,355

PROVISION FOR INCOME TAXES
	995	1,046	3,182	3,555

NET INCOME
	$1,622	$1,706	$5,192	$5,800

BASIC EARNINGS PER COMMON SHARE
	$0.39	$0.41	$1.24	$1.37

DILUTED EARNINGS PER COMMON SHARE
	$0.38	$0.41	$1.23	$1.37

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In thousands, except share information)

(Unaudited)

					Accumulated
					Other	Total	Compre-
			Additional		Compre-	Share-	hensive
	Common Stock		Paid-In	Retained	hensive	holders’	Income
	Shares	Amount	Capital	Earnings	Loss	Investment	(Loss)

Balance at December 31, 1999	4,300,145	$43	$9,934	$49,628	$-	$59,605
Net income	-	-	-	5,800	-	5,800	$5,800
Repurchase of common stock	(120,000)	(1)	-	(1,687)	-	(1,688)
Comprehensive income							$5,800
Balance at September 30, 2000	4,180,145	$42	$9,934	$53,741	$-	$63,717
Net income	-	-	-	2,128	-	2,128	$2,128
Comprehensive income							$2,128
Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$-	$65,845
Net income	-	-	-	5,192	-	5,192	$5,192
Issuance of common stock	2,300	-	33	-	-	33
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	-	-	-	-	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	-	-	-	-	(1)	(1)	(1)
Comprehensive income							$5,018
Balance at September 30, 2001	4,182,445	$42	$9,967	$61,061	$(174)	$70,896

The accompanying notes are an integral part of these statements.

 MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$5,192	$5,800
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,094	18,601
Gain on disposition of revenue equipment	(771)	(590)
Deferred tax provision	3,446	4,033
Other comprehensive loss	(174)	-
Changes in other current operating items	4,330	(1,457)
Net cash provided by operating activities	32,117	26,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(14,753)	(41,966)
Buildings and land, office equipment, and other additions, net	(268)	(1,925)
Net change in other assets	(1,146)	(736)
Net cash used for investing activities	(16,167)	(44,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	47,100	85,150
Repayment of long-term borrowings	(63,083)	(65,222)
Issuance of common stock	33	-
Repurchase of common stock	-	(1,688)
Net cash provided by (used for) financing activities	(15,950)	18,240

NET CHANGE IN CASH AND CASH EQUIVALENTS
	-	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$-	$-

CASH PAID (RECEIVED) FOR:
Interest	$4,407	$3,968

Income taxes	$(129)	$599

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

(2) Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per-share amounts)	2001	2000	2001	2000
Numerator:
Net income	$1,622	$1,706	$5,192	$5,800
Denominator:
Basic earnings per common share - weighted-average shares	4,182	4,180	4,181	4,227
Effect of dilutive stock options	89	19	44	21
Diluted earnings per common share - weighted-average shares and assumed conversions	4,271	4,199	4,225	4,248

Basic earnings per common share	$0.39	$0.41	$1.24	$1.37
Diluted earnings per common share	$0.38	$0.41	$1.23	$1.37

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Number of option shares	14,100	76,250	66,800	76,250
Weighted-average exercise price	$17.49	$15.07	$15.25	$15.07

(3)  Stock Option Exercises

Options were exercised for 2,300 shares of our Common Stock, par value $.01 per share, under our stock option plans during the nine months ended September 30, 2001.

(4) Accounting for Derivative Instruments and Hedging Activities

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

We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first nine months of 2001.

The adoption of Statement No. 133 on January 1, 2001, resulted in a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998.  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During 2001, approximately $223,000 of the net derivative loss included in accumulated other comprehensive loss as of January 1, 2001, is being reclassified into current earnings.  Amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by March 31, 2002, the termination date for swap agreements with a remaining notional amount of 2.7 million gallons, or by September 30, 2002, the termination date for a swap agreement with a remaining notional amount of 1.2 million gallons.

Derivative liabilities relating to commodity swap agreements totaling $281,000 have been recorded in accounts payable and accrued liabilities in the balance sheet as of September 30, 2001.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the futures prices as of the valuation date applied to the remaining notional amount.

(5) Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement No. 142 requires that, effective January 1, 2002, goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be reviewed for impairment.  Statement No. 142 also requires that separable intangible assets deemed to have definite lives continue to be amortized over their useful lives.  In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was released by the FASB.  This statement, effective January 1, 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  These statements are expected to have no impact on our results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue for the third quarter of 2001 increased 8.4 percent over the third quarter of 2000.  Operating revenue for the nine months ended September 30, 2001, increased 11.6 percent over the same period of 2000.  These increases were primarily the result of transporting additional freight associated with an increase in our fleet and an improvement in our equipment utilization.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  Diesel fuel prices were higher in this year’s first and second quarters and lower in this year’s third quarter in comparison with the same periods of 2000.  As a result, the fuel surcharge revenue was $1.9 million higher for the first six months of 2001 and $514,000 lower for the third quarter of 2001 than in the corresponding periods of 2000.  We expect our operating revenue for the remainder of 2001 to remain at current levels.

Operating expenses for the third quarter of 2001 were 94.8 percent of operating revenue, versus 93.4 percent for the third quarter of 2000.  This ratio for the first nine months of 2001 was 94.3 percent, versus 92.9 percent for the same period of 2000.  All operating expense categories increased in 2001 primarily due to the transportation of additional freight and additions to our fleet, along with the items discussed below.  Purchased transportation expense increased slightly in the three months and nine months ended September 30, 2001.  The average number of independent contractors during the third quarter of 2001 increased from the third quarter of 2000.  The average number of independent contractors during the first nine months of 2001, however, decreased from the same period of 2000.  This decrease was offset by an increase in the rate per mile paid to independent contractors since the third quarter of 2000.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our expenses in these categories are reduced relative to revenue.  Fluctuations in the price of diesel fuel in 2001 also impacted fuel and fuel taxes expense.  Diesel fuel prices were higher in the first and second quarters of 2001 and lower in the third quarter of 2001 in comparison with the same periods of 2000.  Higher insurance premiums and an increase in the frequency of accident and cargo claims caused insurance and claims expense for the first nine months of 2001 to increase from the same period of 2000.  We anticipate our operating expenses as a percentage of revenue will remain at current levels for the remainder of 2001.

Interest expense decreased for the three months and nine months ended September 30, 2001, compared with the corresponding periods of 2000.  These decreases were the result of lower interest rates combined with a significant decrease in our average long-term debt outstanding during the third quarter and a slight increase in long-term debt during the first nine months of this year.  Our long-term debt is required to finance our planned revenue equipment additions.  We expect interest expense to remain at current levels for the remainder of 2001.

Our effective income tax rate was 38 percent for the first nine months of 2001 and the prior year.  We expect our effective income tax rate to remain at 38 percent for the remainder of 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001 (see Note 4 to the financial statements).  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first nine months of 2001, accumulated other comprehensive loss increased by $2,000 ($1,000 net of income tax benefit) to reflect an unrealized loss on our swap agreements from January 1, 2001 to September 30, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.”  The FASB also issued Statement No. 143, “Accounting for Asset Retirement Obligations” in August 2001, and Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001.  These statements, which are discussed in Note 5 to the financial statements, are expected to have no impact on our results of operations or financial position.

Capital Resources and Liquidity

Our operating activities during the first nine months of 2001 provided net cash of $32,117,000. Investments in property and equipment and other assets used net cash of $16,167,000, while financing activities, primarily the reduction of long-term debt, used net cash of $15,950,000 during this period.  We have continued to update and expand our fleet in 2001 and 2000 by investing in new, more efficient revenue equipment.  Our cash management practices minimize both cash and debt balances by utilizing our unsecured committed credit facility.  We have historically met our working capital requirements by effectively utilizing our operating profits, short turnover in accounts receivable and cash management practices.  We have not used and do not expect to use short-term borrowings to meet working capital needs.  We believe our liquidity will adequately meet anticipated near-term operating requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Effective January 1, 2001, we began recognizing unrealized gains and losses on commodity swap agreements used to hedge our exposure to diesel fuel price fluctuations.  The swap agreements are marked to market.  The effect of this change as of January 1, 2001, was a pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  During the first nine months of 2001, accumulated other comprehensive loss increased by $2,000 ($1,000 net of income tax benefit) to reflect an unrealized loss on our swap agreements from January 1, 2001 to September 30, 2001.

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

                b)    No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: November 7, 2001	By:	/s/ Darrell D. Rubel

Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)