Form 10-K
period 2001-12-31
MARTEN TRANSPORT LTD
filed 2002-03-29
CIK 799167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission file number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)		39-1140809 (I.R.S. employer identification no.)
129 MARTEN STREET MONDOVI, WISCONSIN (Address of principal executive offices)	54755 (Zip code)	(715) 926-4216 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 22, 2002, 4,237,395 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $32,441,573.

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant's Proxy Statement for the annual meeting to be held May 7, 2002 (the "2002 Proxy Statement").

i

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

General Development of Business

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

        As of December 31, 2001, we operated a fleet of 1,956 tractors and 2,713 trailers. Most of our trailers are equipped with refrigeration units. As of December 31, 2001, 1,409 tractors and 2,696 trailers in our fleet were company-owned and 547 tractors and 17 trailers were under contract with independent contractors. As of December 31, 2001, we had 1,884 employees, including 1,522 drivers. Our employees are not represented by a collective bargaining unit.

        Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

Financial Information About Segments

        Since our inception, our revenue, operating profits and assets have related to one business segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

Narrative Description of Business

        We specialize in protective service transportation of foods and other products requiring temperature-controlled carriage or insulated carriage. We also provide dry freight carriage. In 2001, we earned approximately 78 percent of our revenue from hauling protective service products and 22 percent of our revenue from hauling dry freight. Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads. The specialized transportation services we offer include:

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

        Our marketing strategy emphasizes service. A key element of this strategy is our strong commitment to satisfying the individualized requirements of our customers. We have developed an electronic data interchange ("EDI") system and an internet shipment tracking system. We use these systems to provide customers with current information on the status of shipments in transit. Customers also place orders, and we bill customers electronically using the EDI system. We also use a satellite tracking system to enhance monitoring of shipment locations.

        We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States. Marketing personnel travel in their regions to solicit new customers and maintain customer contact. Once we establish a customer relationship, the customer's primary contact is one of our customer service managers. Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis. Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer. These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.6 percent in 2001.

        We set our own freight rates instead of using those published by tariff publishing bureaus. This allows us to offer rates that are more responsive to market conditions and the level of service required by particular customers. We have designed our rate structure to compensate us for the cost of our operations, including our protective service revenue equipment, as well as for hauling loads into areas generating empty miles.

        We derived approximately 12 percent of our revenue in 2001 and 15 percent of our revenue in each of 2000 and 1999 from The Procter & Gamble Company. General Mills, Inc., which acquired The Pillsbury Company in 2001, accounted for approximately 11 percent of our revenue in 2001. The Pillsbury Company accounted for approximately 11 percent of our revenue in 2000 and 12 percent of our revenue in 1999.

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

        We maintain our dispatch operations in our Mondovi, Wisconsin headquarters. We assign customer service managers to particular customers and regions. Customer service managers work closely with our fleet managers, marketing personnel and drivers. Customer service managers also coordinate with our marketing personnel to match customer needs with our capacity and location of revenue equipment. Fleet managers, who are assigned a group of drivers regardless of load destination, use our optimization system in dispatching loads. After dispatching a load, a fleet manager takes responsibility for its proper and efficient delivery and tracks the status of that load through daily contact with drivers.    During these daily contacts, fleet managers and drivers discuss the driver's location, available hours of service, load temperature and any problems. We constantly update this information, along with information concerning available loads, on our EDI and internet computer systems. We use this computer-generated information to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

        Our loads generally move directly from origin to destination, which eliminates the need for freight terminals. The average length of a trip (one-way) was 978 miles during 2001, 982 miles during 2000 and 1,069 miles during 1999. We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon.

        We have agreements with various fuel distributors which allow our drivers to purchase fuel at a discount while in transit. We also purchase fuel in bulk in Mondovi and at our maintenance facilities.

Drivers

        As of December 31, 2001, we employed 1,522 drivers and had contracts with independent contractors for the services of 547 tractors. Independent contractors provide both a tractor and a qualified driver for our use. We recruit drivers from throughout the United States. The ratio of drivers to tractors as of December 31, 2001, was approximately 1 to 1. Our drivers are not represented by a collective bargaining unit. Our turnover of drivers and independent contractors was approximately 61 percent in 2001. Based on industry surveys, we believe our driver turnover rate is in line with the industry.

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

Revenue Equipment

        The transportation industry requires significant capital investment in revenue equipment. We finance a portion of our revenue equipment purchases using long-term debt. We purchase tractors and trailers manufactured to our specifications. Freightliner or Peterbilt manufacture most of our tractors. Most of our tractors are equipped with 435/500 or 370/435 horsepower Detroit Diesel, Cummins or Caterpillar engines. These engines enable the equipment to maintain constant speed with optimum fuel economy under conditions often encountered by our equipment, such as mountainous terrain and maximum weight loads. Utility, Great Dane or Wabash manufacture most of our single van trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions and anti-lock brakes. Our single van refrigerated trailers are 53 feet long, 102 inches wide and have at least 106 inches of inside height. We standardize equipment to simplify driver training, control the cost of spare parts inventory, enhance our preventive maintenance program and increase fuel economy.

        The following table shows the type and age of equipment we own as of December 31, 2001:

Model Year	Tractors	Single Van Trailers
2002	208	148
2001	351	245
2000	521	543
1999	246	498
1998	79	580
1997	1	363
1996	—	318
1995	2	—
1992	1	—
1990	—	1

Total	1,409	2,696

        We replace our tractors and trailers based on factors such as age, the market for used equipment and changes in technology and fuel efficiency. We have a comprehensive maintenance program for our company-owned tractors and trailers to minimize equipment downtime and enhance resale or trade-in value. We regularly perform inspections, repairs and maintenance at our facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon, and at independent contract maintenance facilities.

Employees

        As of December 31, 2001, we employed 1,884 people. This total consists of 1,522 drivers, 117 mechanics and maintenance personnel, and 245 support personnel. Support personnel includes management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

        We own all of the properties described above in Item 2 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

        We periodically are a party to routine litigation incidental to our business. Primarily, this litigation involves claims for personal injury and property damage caused while transporting freight. There are currently no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, with their ages and the offices held as of March 1, 2002, are as follows:

Name	Age	Position
Randolph L. Marten	49	Chairman of the Board, President and Director
Darrell D. Rubel	56	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert G. Smith	58	Chief Operating Officer
Timothy P. Nash	50	Executive Vice President of Sales and Marketing
Franklin J. Foster	45	Vice President of Finance
Susan M. Baier	33	Vice President of Information Systems
Donald J. Hinson	42	Vice President of Operations
John H. Turner	40	Vice President of Sales

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

        John H. Turner has been our Vice President of Sales since October 2000 and an executive officer since January 2002. Mr. Turner also served as our Director of Sales from July 1999 to October 2000 and in various professional capacities in our sales and marketing area from August 1991 to July 1999 and as our Operations Manager-West from October 1990 to August 1991. Previously, Mr. Turner served as the western fleet general manager and area sales manager for Munson Transportation, Inc., a long-haul truckload carrier, from July 1986 to October 1990.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our quarterly stock prices, as reported by The Nasdaq Stock Market, were as follows:

	2001		2000
Quarter
	High	Low	High	Low
First	$15	$11.75	$15	$12.5
Second	16.5	12.8	14.9375	12.5
Third	18.45	14.25	14.625	12.5
Fourth	17.95	14	13.25	11

        The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On December 31, 2001, there were 259 stockholders of record, and an additional 270 beneficial stockholders. We have not paid any cash dividends on our common stock since we became publicly held in September 1986, and do not expect cash dividend payments in the near future.

        Between July 2001 and January 2002, three of our employees exercised options granted under our 1995 Stock Incentive Plan and received a total of 8,100 shares of our common stock. In reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, we issued 2,000 shares (of the 8,100 total) at $13.33 per share on July 31, 2001, 6,000 shares at $13.33 per share on December 18, 2001, and 100 shares at $13.33 per share on January 8, 2002. On January 28, 2002, we filed a Form S-8 registering the shares of our common stock issuable pursuant to our 1995 Stock Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the financial statements and notes under Item 8 of this Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)
FOR THE YEAR
Operating revenue	$282,764	$260,797	$219,200	$193,648	$172,412
Operating income	15,107	18,691	17,686	16,345	12,847
Net income	6,514	7,928	8,457	7,574	5,307
Operating ratio	94.7%	92.8%	91.9%	91.6%	92.5%
PER-SHARE DATA(1)
Basic earnings per common share	$1.56	$1.88	$1.93	$1.69	$1.19
Diluted earnings per common share	1.54	1.88	1.92	1.67	1.19
Book value	17.23	15.75	13.86	11.90	10.21
AT YEAR END
Total assets	$210,293	$212,073	$185,919	$156,709	$145,266
Long-term debt, less current maturities	71,545	88,216	63,599	47,232	30,663
Shareholders' investment	72,399	65,845	59,605	53,278	45,704

(1)
Earnings per common share amounts for 1997 have been retroactively adjusted to reflect a three-for-two stock split effective for stockholders of record as of December 15, 1997.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Operating revenue increased 8.4 percent to $282.8 million in 2001 from $260.8 million in 2000. This compares with an increase of 19.0 percent in 2000 from $219.2 million in 1999. The revenue increases in 2001 and 2000 were primarily the result of transporting additional freight associated with increased business with existing and new customers and our larger fleet. Total miles traveled increased 10.3 percent in 2001 from 2000 and 12.1 percent in 2000 from 1999. The revenue increase in 2000 was also due to significant additional fuel surcharges to our customers associated with significant increases in the price of diesel fuel. Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel. Price fluctuations of diesel fuel resulted in fuel surcharge revenue of $10.1 million in 2001, $11.6 million in 2000 and $352,000 in 1999. Average freight rates in 2001 declined 0.8 percent from 2000 levels, which we attribute to increased competition in the protective service sector. This decline in 2001 compares with an increase of 1.6 percent in 2000 due to stronger customer demand. Equipment utilization, measured by average miles traveled per tractor, improved 3.9 percent in 2001 primarily due to our ability to recruit and retain drivers. Equipment utilization declined 2.9 percent in 2000. We expect operating revenue in 2002 to exceed 2001 levels primarily due to planned additions to our fleet.

        Operating expenses in 2001 represented 94.7 percent of operating revenue, compared with 92.8 percent in 2000 and 91.9 percent in 1999. Revenue generated per tractor in 2001 increased from 2000. However, this increase was more than offset by higher operating expenses. In particular, our insurance and claims expense and employees' health insurance expense, both of which are discussed in more detail below, increased at a greater rate than our revenue in 2001 over 2000, causing our operating ratio to increase in 2001. This ratio also increased in 2000 from 1999 due to a decrease in revenue per tractor combined with increased operating expenses, primarily fuel and fuel taxes expense.

        The transportation of additional freight and growth in our fleet, in addition to the items discussed below, caused most expense categories to increase during the last three years. Employees' health insurance expense, which is included within salaries, wages and benefits expense in the statements of operations, increased by $1.8 million in 2001 to 1.8 percent of revenue in 2001 from 1.3 percent in 2000 due to an increase in the cost of medical claims. Purchased transportation expense remained relatively flat in 2001 from 2000 and increased 6.0 percent in 2000 from 1999. The average number of independent contractor-owned vehicles increased slightly in 2001 compared with a slight decrease in 2000. The decrease in the number of independent contractor-owned vehicles in 2000 was offset by an increase in the rate per mile paid to the independent contractors. Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense. As a result, our use of independent contractors generally reduces our expenses in these categories as a percentage of revenue. The price of diesel fuel declined slightly in 2001, positively impacting fuel and fuel taxes expense. Diesel fuel prices increased significantly during 2000, negatively impacting fuel and fuel taxes expense for 2000. Insurance and claims expense, as a percentage of revenue, increased to 3.7 percent in 2001, compared with 2.3 percent in 2000 and 2.1 percent in 1999. Higher insurance premiums and an increase in accident and cargo claims caused this expense to significantly increase in 2001. We plan to continue to emphasize our driver safety, training and claims management in 2002. Our gain on disposition of revenue equipment increased in 2001 due to an increase in the market value received for used revenue equipment. This gain decreased in 2000 from 1999 due to a planned reduction in the number of revenue equipment trades and a decline in the market value received for used revenue equipment. We expect a decline in the market value to be received for used revenue equipment in 2002. We anticipate our 2002 operating expenses as a percentage of revenue, including insurance and claims expense and employees' health insurance expense, will remain at current levels.

        Interest expense as a percentage of revenue was 1.8 percent in 2001, compared with 2.4 percent in 2000 and 1.8 percent in 1999. The improvement in 2001 resulted from lower interest rates along with a reduction in our average long-term debt outstanding. We reduced our long-term debt in 2001 by $14.8 million. Higher interest rates and an increase in our average long-term debt outstanding caused interest expense to increase in 2000. We use long-term debt to finance our purchase of revenue equipment. We anticipate interest expense in 2002 as a percentage of revenue will remain at 2001 levels or will decrease to the extent we continue reducing our long-term debt, assuming interest rates do not rise in 2002.

        Our effective income tax rate was 38 percent in 2001 and 2000 and 39 percent in 1999. We anticipate our effective income tax rate will remain at approximately 38 percent in 2002.

        Inflation affects most of our operating expenses. The impact of inflation, however, was minimal during the three years ended December 31, 2001.

Capital Resources and Liquidity

        Net cash provided by our operating activities, which has been impacted by increased revenue and changes in our receivables and current liabilities during the last three years, was $40.0 million in 2001, $27.0 million in 2000 and $28.3 million in 1999. Our business requires significant capital expenditures to maintain and update our fleet with new, more efficient tractors and trailers. Investments in property and equipment and other assets used net cash of $23.5 million in 2001, $45.9 million in 2000 and $40.4 million in 1999. Financing activities, primarily changes in long-term debt, used net cash of $14.5 million in 2001, and generated net cash of $19.0 million in 2000 and $11.0 million in 1999. Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term borrowings.

        Our cash management practices minimize both cash and debt balances by utilizing our unsecured committed credit facility. We maintain an unsecured committed credit facility in the amount of $60 million with two banks, which matures in January 2004 and bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks' Reference Rate (3.4% weighted average rate at December 31, 2001). We have outstanding Series A Senior Unsecured Notes in the aggregate principal amount of $25 million, which mature in October 2008, require annual principal payments of $3.57 million beginning in 2002 and bear interest at a fixed rate of 6.78%. We have outstanding Series B Senior Unsecured Notes in the aggregate principal amount of $10 million, which mature in April 2010, require annual principal payments of $1.43 million beginning in 2004 and bear interest at a fixed rate of 8.57%. Our long-term debt as of December 31, 2001, was $75.1 million, with $3.57 million maturing in 2002. An additional $17.7 million of financing was available to us as of December 31, 2001, under our unsecured committed credit facility.

        We repurchased 120,000 shares of our common stock during 2000 and 177,500 shares of our common stock during 1999. The repurchased shares have been retired, reducing shareholders' investment by $1.69 million in 2000 and by $2.13 million in 1999. We sold our maintenance facility in Georgia and purchased a new maintenance facility, which is also in Georgia, during 2000 for a net cash payment of approximately $900,000. Cash flows from operations and proceeds from long-term debt were used to fund these expenditures.

        We do not have any off-balance sheet arrangements.

        We have historically met our working capital requirements by effectively utilizing our operating profits, short turnover in accounts receivable and cash management practices. We have not used and do not anticipate using short-term borrowings to meet working capital needs. We believe our liquidity will adequately meet expected near-term operating requirements.

Insurance and Claims

        We self-insure, in part, for losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance. We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon ongoing review and historical experience. However, we could suffer losses over our policy limits, which could negatively affect our financial condition. We have arranged for approximately $2.1 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We reserve currently for anticipated losses. The insurance and claims accruals in our balance sheets, which were $9.0 million as of December 31, 2001, and $8.8 million as of December 31, 2000, are computed by applying a combination of our internal and industry historical loss development factors to our identified losses. We continuously evaluate and adjust our insurance and claims accruals for changes in the individual identified losses and in the historical loss development factors. We believe that these loss development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals. Ultimate results could differ from these current estimates.

Depreciation of Property and Equipment

        The transportation industry requires significant capital investments in revenue equipment. Our net property and equipment was $161.7 million as of December 31, 2001, and $166.4 million as of December 31, 2000. Our depreciation expense was $27.0 million for 2001, $25.2 million for 2000 and $20.6 million for 1999. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and continuously evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have been conservative in our past estimates, as evidenced by our gains on disposition of revenue equipment over the past three years. Ultimate results could differ from these current estimates.

Derivative Instruments and Hedging Activities

        Our operations are dependent upon the use of diesel fuel, and significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings. The ineffective portion, if any, will be recognized in current earnings during the period of change. No ineffectiveness was recognized in current earnings during 2001.

        We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The effect of our adoption of Statement No. 133 was to record the fair value of hedged contracts at $279,000 with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998. The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. During 2001, approximately $223,000 of the net derivative loss included in accumulated other comprehensive loss as of January 1, 2001, has been reclassified into current earnings. Amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by March 31, 2002, the termination date for swap agreements with a remaining notional amount of 1.4 million gallons, or by September 30, 2002, the termination date for a swap agreement with a remaining notional amount of 900,000 gallons.

        Derivative liabilities relating to commodity swap agreements totaling $410,000 have been recorded in accounts payable and accrued liabilities in the balance sheet as of December 31, 2001. The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

Related Party Transactions

        The following related party transactions occurred during the three years ended December 31, 2001:

        (a)  We paid approximately $1.7 million in 2001, $2.2 million in 2000 and $1.6 million in 1999 to purchase fuel and tires from a company in which one of our directors is the president and a stockholder.

        (b)  We earned approximately $1.5 million of our revenue in 2001 and have a trade receivable of approximately $660,000 as of December 31, 2001, from MW Logistics, LLC (MWL), a provider of logistics services to the transportation industry. We acquired a 45 percent equity interest in MWL through an investment of $500,000 in 2001. We have a commitment through March 2003 to provide revolving loans to MWL totaling $1.25 million. No advances were made under the revolving loans as of December 31, 2001.

        (c)  We repurchased 177,500 shares of our common stock from the estate of our former chairman and chief executive officer, Roger R. Marten, in June 1999 at $12 per share. The shares have been retired, reducing shareholders' investment by $2.13 million.

        (d)  We previously had checking, savings and investment accounts at banks controlled by one of our directors and officers. We closed all of our accounts at these banks in 1999.

        We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that, effective January 1, 2002, goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be reviewed for impairment. Statement No. 142 also requires that separable intangible assets deemed to have definite lives continue to be amortized over their useful lives. In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was released by the FASB. This statement, effective January 1, 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These statements are expected to have no impact on our results of operations or financial position.

Seasonality

        Historically, the trucking industry has experienced seasonal fluctuations in revenue and expenses. We normally experience revenue declines after the winter holiday season as customers reduce shipments. Operating expenses temporarily increase in the winter due to reduced fuel efficiency and additional maintenance costs.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        Our operations are dependent upon the use of diesel fuel, and significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. Fuel and fuel taxes expense represented 16.9 percent of our total operating expenses and 16.0 percent of our total operating revenue during 2001. We have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel, as well as the extent to which fuel surcharges can be collected to offset such increases, can vary.

        In addition to fuel surcharges, we have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. Effective January 1, 2001, we began recognizing the fair market value of commodity swap agreements. The swap agreements are marked to market each quarter. The effect of adoption was to record the fair value of hedged contracts at $279,000 with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) as of January 1, 2001. During 2001, accumulated other comprehensive loss increased by $131,000 ($81,000 net of income tax benefit) to reflect an unrealized loss on our commodity swap agreements from January 1, 2001 to December 31, 2001. As of December 31, 2001, the national average price of diesel fuel, as provided by the U.S. Department of Energy, was $1.169 per gallon. As of December 31, 2001, the remaining notional amount for our commodity swap agreements was 2.3 million gallons. Each 20 cent per gallon decrease in the price of diesel fuel would cost us $460,000 under our agreements in 2002.

Interest Rate Risk

        Our credit facility described in Note 2 to the financial statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank's Reference Rate. The Reference Rate is generally the prime rate. Should the lenders' Reference Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly. As of December 31, 2001, we had borrowed approximately $40.1 million subject to interest rate risk. On this amount, each 100 basis point increase in the interest rate would cost us $401,000 in additional gross interest cost on an annual basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent public accountants

To Marten Transport, Ltd.:

        We have audited the accompanying balance sheets of Marten Transport, Ltd. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 18, 2002

MARTEN TRANSPORT, LTD.

Balance Sheets

	December 31,
	2001	2000
	(In thousands, except share information)
ASSETS
Current assets:
Cash	$1,990	$—
Receivables:
Trade, less allowances of $868 and $837	27,295	27,608
Other	4,477	5,879
Prepaid expenses and other	7,488	8,195
Deferred income taxes	3,297	2,276

Total current assets	44,547	43,958

Property and equipment:
Revenue equipment	223,850	213,399
Buildings and land	7,993	7,966
Office equipment and other	7,193	6,957
Less accumulated depreciation	(77,301)	(61,937)

Net property and equipment	161,735	166,385
Other assets	4,011	1,730

	$210,293	$212,073

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$5,431	$5,530
Insurance and claims accruals	8,984	8,819
Accrued liabilities	9,176	7,960
Current maturities of long-term debt	3,571	1,685

Total current liabilities	27,162	23,994
Long-term debt, less current maturities	71,545	88,216
Deferred income taxes	39,187	34,018

Total liabilities	137,894	146,228

Commitments and contingencies (Notes 2, 7 and 10)
Shareholders' investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,202,395 and 4,180,145 shares issued and outstanding	42	42
Additional paid-in capital	10,228	9,934
Retained earnings	62,383	55,869
Accumulated other comprehensive loss	(254)	—

Total shareholders' investment	72,399	65,845

	$210,293	$212,073

The accompanying notes are an integral part of these balance sheets.

MARTEN TRANSPORT, LTD.

Statements of Operations

	For the years ended December 31,
	2001	2000	1999
	(In thousands, except per share information)
Operating revenue	$282,764	$260,797	$219,200
Operating expenses (income):
Salaries, wages and benefits	86,220	75,076	64,123
Purchased transportation	61,508	61,096	57,637
Fuel and fuel taxes	45,356	41,880	26,962
Supplies and maintenance	22,537	18,849	16,808
Depreciation	26,989	25,154	20,622
Operating taxes and licenses	5,184	4,953	4,467
Insurance and claims	10,337	5,883	4,630
Communications and utilities	3,121	2,938	2,667
Gain on disposition of revenue equipment	(1,149)	(742)	(2,067)
Other	7,554	7,019	5,665

	267,657	242,106	201,514

Operating income	15,107	18,691	17,686

Other expenses (income):
Interest expense	5,114	6,242	4,042
Interest income and other	(513)	(338)	(220)

	4,601	5,904	3,822

Income before income taxes	10,506	12,787	13,864
Provision for income taxes	3,992	4,859	5,407

Net income	$6,514	$7,928	$8,457

Basic earnings per common share	$1.56	$1.88	$1.93

Diluted earnings per common share	$1.54	$1.88	$1.92

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

Statements of Changes in Shareholders' Investment

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Investment	Comprehensive Income
	Shares	Amount
	(In thousands, except share information)
Balance at December 31, 1998	4,477,645	$45	$9,934	$43,299	$—	$53,278
Net income	—	—	—	8,457	—	8,457	$8,457
Repurchase of common stock	(177,500)	(2)	—	(2,128)	—	(2,130)

Comprehensive income							8,457

Balance at December 31, 1999	4,300,145	43	9,934	49,628	—	59,605
Net income	—	—	—	7,928	—	7,928	7,928
Repurchase of common stock	(120,000)	(1)	—	(1,687)	—	(1,688)

Comprehensive income							7,928

Balance at December 31, 2000	4,180,145	42	9,934	55,869	—	65,845
Net income	—	—	—	6,514	—	6,514	6,514
Issuance of common stock	22,250	—	294	—	—	294
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(81)	(81)	(81)

Comprehensive income							$6,260

Balance at December 31, 2001	4,202,395	$42	$10,228	$62,383	$(254)	$72,399

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

Statements of Cash Flows

	For the years ended December 31,
	2001	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$6,514	$7,928	$8,457
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,989	25,154	20,622
Gain on disposition of revenue equipment	(1,149)	(742)	(2,067)
Deferred tax provision	4,148	6,007	4,006
Changes in other current operating items:
Receivables	1,715	(5,814)	(7,919)
Prepaid expenses and other	707	(724)	379
Accounts payable	(99)	(786)	2,629
Other current liabilities	1,127	(4,060)	2,220

Net cash provided by operating activities	39,952	26,963	28,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue equipment additions	(31,461)	(53,875)	(63,226)
Proceeds from revenue equipment dispositions	10,650	11,168	23,827
Buildings and land, office equipment and other additions, net	(379)	(2,370)	(1,119)
Net change in other assets	(2,281)	(841)	78

Net cash used for investing activities	(23,471)	(45,918)	(40,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	68,600	107,350	87,366
Repayment of long-term borrowings	(83,385)	(86,707)	(74,239)
Issuance of common stock	294	—	—
Repurchase of common stock	—	(1,688)	(2,130)

Net cash provided by (used for) financing activities	(14,491)	18,955	10,997

NET CHANGE IN CASH	1,990	—	(1,116)
CASH:
Beginning of year	—	—	1,116

End of year	$1,990	$—	$—

CASH PAID (RECEIVED) FOR:
Interest	$5,555	$5,557	$4,008

Income taxes	$(48)	$776	$854

The accompanying notes are an integral part of these statements.

MARTEN TRANSPORT, LTD.

Notes to Financial Statements

1.    Summary of Significant Accounting Policies

        Nature of business:    Marten Transport, Ltd. is a long-haul truckload carrier providing protective service transportation of time- and temperature-sensitive materials and general commodities to customers in the United States and Canada.

        Prepaid expenses and other:    As of December 31, prepaid expenses and other consisted of the following:

	2001	2000
	(In thousands)
License fees	$2,977	$3,495
Tires in service	1,882	2,147
Parts and tires inventory	1,315	1,196
Other	1,314	1,357

	$7,488	$8,195

        Property and equipment:    Additions and improvements to property and equipment are capitalized at cost. Maintenance and repair expenditures are charged to operations. Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.

        Depreciation is computed based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method for financial reporting purposes. Accelerated methods are used for income tax reporting purposes. Following is a summary of estimated useful lives for financial reporting purposes:

Years
Revenue equipment:
Tractors	5
Trailers	7
Satellite tracking	7
Buildings	20
Office equipment and other	3-15

        Tires in service:    The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying balance sheets. The cost of recapping tires is charged to operations.

        Income taxes:    We use the liability method of accounting for income taxes. Deferred taxes are calculated based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given current tax laws.

        Insurance and claims:    We self-insure, in part, for losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance. We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon ongoing review and historical experience. We reserve currently for anticipated losses. The insurance and claims reserves are continuously evaluated and adjusted to reflect our experience. Under agreements with our insurance carriers and regulatory authorities, we have arranged for approximately $2.1 million in letters of credit to guarantee settlement of claims.

        Revenue recognition:    We record revenue and related expenses on the date shipment of freight is completed. We earned approximately 12 percent and 11 percent of our revenue from two single customers in 2001, 15 percent and 11 percent from two single customers in 2000, and 15 percent and 12 percent from two single customers in 1999.

        Earnings per common share:    Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and other dilutive securities had been issued using the treasury stock method.

        Segment reporting:    We have adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). Statement No. 131 establishes accounting standards for segment reporting. We operate in a single segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

        New accounting pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that, effective January 1, 2002, goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be reviewed for impairment. Statement No. 142 also requires that separable intangible assets deemed to have definite lives continue to be amortized over their useful lives. In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was released by the FASB. This statement, effective January 1, 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These statements are expected to have no impact on our results of operations or financial position.

        Use of estimates:    We must make estimates and assumptions to prepare the financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the financial statements. These estimates are primarily related to insurance and claims accruals and depreciation. Ultimate results could differ from these estimates.

2.    Long-Term Debt

        As of December 31, long-term debt consisted of the following:

	2001	2000
	(In thousands)
Unsecured committed credit facility in the amount of $60 million with banks maturing in January 2004 and bearing variable interest based upon either the London Interbank Offered Rate plus applicable margins or the banks' Reference Rate (3.4% weighted average rate at December 31, 2001)	$40,116	$53,216
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million beginning in 2002 and bearing fixed interest at 6.78%	25,000	25,000
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million beginning in 2004 and bearing fixed interest at 8.57%	10,000	10,000
Notes payable to banks collateralized by specific revenue equipment maturing through December 2001 (7.8% weighted average interest rate at December 31, 2000)	—	1,685

Total long-term debt	75,116	89,901
Less current maturities of long-term debt	3,571	1,685

Long-term debt, less current maturities	$71,545	$88,216

        The debt agreements contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage and interest coverage ratios. We were in compliance with all such debt covenants at December 31, 2001.

        Maturities of long-term debt at December 31, 2001, are as follows:

Amount
(In thousands)
2002	$3,571
2003	3,571
2004	45,116
2005	5,000
2006	5,000
Thereafter	12,858

$75,116

3.    Related Party Transactions

        The following related party transactions occurred during the three years ended December 31, 2001:

        (a)  We paid approximately $1.7 million in 2001, $2.2 million in 2000 and $1.6 million in 1999 to purchase fuel and tires from a company in which one of our directors is the president and a stockholder.

        (b)  We earned approximately $1.5 million of our revenue in 2001 and have a trade receivable of approximately $660,000 as of December 31, 2001, from MW Logistics, LLC (MWL), a provider of logistics services to the transportation industry. We acquired a 45 percent equity interest in MWL through an investment of $500,000 in 2001. We have a commitment through March 2003 to provide revolving loans to MWL totaling $1.25 million. No advances were made under the revolving loans as of December 31, 2001.

        (c)  We repurchased 177,500 shares of our common stock from the estate of our former chairman and chief executive officer, Roger R. Marten, in June 1999 at $12 per share. The shares have been retired, reducing shareholders' investment by $2.13 million.

        (d)  We previously had checking, savings and investment accounts at banks controlled by one of our directors and officers. We closed all of our accounts at these banks in 1999.

        We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

4.    Income Taxes

        The components of the provision (benefit) for income taxes consisted of the following:

	2001	2000	1999
	(In thousands)
Current:
Federal	$(363)	$(999)	$1,173
State	51	(149)	228

	(312)	(1,148)	1,401

Deferred:
Federal	3,698	5,020	3,317
State	606	987	689

	4,304	6,007	4,006

Total provision	$3,992	$4,859	$5,407

        The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2001	2000	1999
Statutory federal income tax rate	34%	34%	34%
Increase in taxes arising from:
State income taxes, net of federal income tax benefit	4	4	4
Other, net	—	—	1

Effective tax rate	38%	38%	39%

        As of December 31, the net deferred tax liability consisted of the following:

	2001	2000
	(In thousands)
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$4,781	$4,530
State income tax deduction for financial reporting in excess of tax	1,871	1,732
Alternative minimum tax credit	1,419	1,941
Net operating loss carryforwards	1,396	811
Other	157	—

	9,624	9,014

Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	43,856	38,629
Prepaid licenses and use tax expensed for income tax purposes and capitalized for financial reporting	1,150	1,537
Other	508	590

	45,514	40,756

Net deferred tax liability	$35,890	$31,742

        As of December 31, 2001, we have federal net operating loss carryforwards of approximately $3.0 million, expiring in 2020 and 2021, state net operating loss carryforwards of approximately $5.9 million, expiring in the years 2005 through 2021, and alternative minimum tax credits of approximately $1.4 million, which carry forward indefinitely.

5.    Common Stock Repurchase

        In November 1999, our board of directors approved the repurchase of up to 300,000 shares of our common stock in the open market. Under this program, we repurchased 60,000 shares of our common stock in February 2000 at $14.125 per share, and 60,000 shares in June 2000 at $14 per share. The 120,000 shares have been retired, reducing shareholders' investment by $1.69 million.

        We repurchased 177,500 shares of our common stock from the estate of our former chairman and chief executive officer, Roger R. Marten, in June 1999 at $12 per share. The shares have been retired, reducing shareholders' investment by $2.13 million.

6.    Earnings Per Common Share

        Basic and diluted earnings per common share were computed as follows:

	2001	2000	1999
	(In thousands, except per share amounts)
Numerator:
Net income	$6,514	$7,928	$8,457

Denominator:
Basic earnings per common share—weighted-average shares	4,182	4,215	4,388
Effect of dilutive stock options	55	13	10

Diluted earnings per common share—weighted-average shares and assumed conversions	4,237	4,228	4,398

Basic earnings per common share	$1.56	$1.88	$1.93

Diluted earnings per common share	$1.54	$1.88	$1.92

        Options totaling 36,250 shares in 2001, 321,250 shares in 2000 and 356,250 shares in 1999 were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

7.    Employee Benefits

        Stock Incentive Plans—Under our Stock Incentive Plan adopted in 1995, officers, directors and employees may be granted incentive and non-statutory stock options. Incentive stock option prices must be at least the fair market value of our common stock on the date of grant. Non-statutory stock option prices must be at least 85 percent of the fair market value of our common stock on the date the option is granted. Stock options expire within 10 years after the date of grant. The plan also allows for stock appreciation rights, restricted stock awards, performance units and stock bonuses, none of which have been awarded as of December 31, 2001. The maximum number of shares of common stock available for issuance under the plan is 750,000 shares.

        In 1986, we adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan allowing for the grant of options. The option prices must be at least the fair market value of our common stock on the date of grant. In these plans, 375,000 shares of common stock are available for issuance to officers, directors and employees. Options under the Incentive Stock Option Plan expire within 10 years after the date of grant. Options under the Non-Statutory Stock Option Plan expire within 10 years and one month after the date of grant. As of December 31, 2001, there were 15,000 shares reserved for issuance under the 1986 plans. No additional options will be granted under the 1986 plans.

        We account for our plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost is not recorded. If compensation cost had been recorded consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), our net income and earnings per common share would have been the following pro forma amounts:

	2001	2000	1999
	(In thousands, except per share amounts)
Net income:
As reported	$6,514	$7,928	$8,457
Pro forma	6,357	7,687	8,132
Basic earnings per common share:
As reported	1.56	1.88	1.93
Pro forma	1.52	1.82	1.85
Diluted earnings per common share:
As reported	1.54	1.88	1.92
Pro forma	1.51	1.82	1.85

        Because the Statement No. 123 method of accounting has only been applied to options granted in 1995 or after, the pro forma comparison above may not be representative of the impact of compensation cost in future years.

        As of December 31, stock option activity under our plans was as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	485,500	$13.25	400,500	$13.21	378,000	$13.22
Granted	37,500	15.14	105,000	13.48	22,500	13.04
Exercised	(22,250)	10.45	—	—	—	—
Forfeited	(10,000)	13.54	(20,000)	13.69	—	—

Outstanding, end of year	490,750	13.52	485,500	13.25	400,500	13.21

Exercisable, end of year	382,750	13.45	353,500	13.26	274,500	13.20

        The weighted-average fair value as of the date of grant was $6.84 per share for options granted during 2001, $6.49 per share for options granted during 2000 and $6.08 per share for options granted during 1999. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected option life in years	7	7	7
Risk-free interest rate percentage	4.9	6.2	5.2
Expected stock price volatility percentage	33	33	34
Expected dividend payments	—	—	—

        The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2001:

	Range of Exercise Price
	$8.08	$11.75 to $14.88	$16.00 to $18.45
Options outstanding:
Number of shares	15,000	449,500	26,250
Weighted-average remaining contractual life	5.1 years	5.4 years	8.2 years
Weighted-average exercise price	$8.08	$13.48	$17.24
Options exercisable:
Number of shares	15,000	356,500	11,250
Weighted-average exercise price	$8.08	$13.56	$17.25

        Retirement Savings Plan—We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after one year of service. Each participant can contribute up to 15 percent of compensation. We contribute 25 percent of each participant's contribution, up to a total of 4 percent contributed. Our contribution vests at the rate of 20 percent per year for the second through sixth years of service. In addition, we may make elective contributions as determined by the board of directors. Elective contributions were not made in 2001, 2000 or 1999. Total expense recorded for the plan was $318,000 in 2001, $210,000 in 2000 and $213,000 in 1999.

        Stock Purchase Plans—An Employee Stock Purchase Plan and an Independent Contractor Stock Purchase Plan are sponsored to encourage employee and independent contractor ownership of our common stock. Eligible participants specify the amount of regular payroll or contract payment deductions and voluntary cash contributions that are used to purchase shares of our common stock. The purchases are made at the market price on the open market. We pay the broker's commissions and administrative charges for purchases of common stock under the plans.

8.    Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board in 1998. Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) included in shareholders' investment, rather than current earnings.

        We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations. These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings. The ineffective portion, if any, will be recognized in current earnings during the period of change. No ineffectiveness was recognized in current earnings during 2001.

        The effect of adoption of Statement No. 133 on January 1, 2001, was to record the fair value of hedged contracts at $279,000 with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998. The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. During 2001, approximately $223,000 of the net derivative loss included in accumulated other comprehensive loss as of January 1, 2001, has been reclassified into current earnings. Amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by March 31, 2002, the termination date for swap agreements with a remaining notional amount of 1.4 million gallons, or by September 30, 2002, the termination date for a swap agreement with a remaining notional amount of 900,000 gallons.

        Derivative liabilities relating to commodity swap agreements totaling $410,000 have been recorded in accounts payable and accrued liabilities in the balance sheet as of December 31, 2001. The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

9.    Fair Value of Financial Instruments

        The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our long-term debt is estimated to be $74.7 million at December 31, 2001, and $88.6 million at December 31, 2000. The fair value was estimated using discounted cash flow analysis. Current borrowing rates for similar long-term debt were used in this analysis.

10.  Commitments and Contingencies

        We have a commitment through March 2003 to provide revolving loans to MW Logistics, LLC totaling $1.25 million (see Note 3).

        We are involved in legal actions that arise in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

11.  Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations for 2001 and 2000:

2001 Quarters	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
Operating revenue	$69,967	$71,653	$70,757	$70,387	$282,764
Operating income	4,117	4,317	3,673	3,000	15,107
Net income	1,648	1,922	1,622	1,322	6,514
Basic earnings per common share	.39	.46	.39	.32	1.56
Diluted earnings per common share	.39	.46	.38	.31	1.54

2000 Quarters	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
Operating revenue	$60,293	$64,811	$65,267	$70,426	$260,797
Operating income	3,827	5,430	4,299	5,135	18,691
Net income	1,624	2,470	1,706	2,128	7,928
Basic and diluted earnings per common share	.38	.58	.41	.51	1.88

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        A.    Directors of the Registrant.

        The information in the "Election of Directors—Information About Nominees" and "Election of Directors—Other Information About Nominees" sections of our 2002 Proxy Statement is incorporated in this Report by reference.

        B.    Executive Officers of the Registrant.

        Information about our executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

        C.    Compliance with Section 16(a) of the Exchange Act.

        The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2002 Proxy Statement is incorporated in this Report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information in the "Election of Directors—Director Compensation" and "Compensation and Other Benefits" sections of our 2002 Proxy Statement is incorporated in this Report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information in the "Principal Stockholders and Beneficial Ownership of Management" section of our 2002 Proxy Statement is incorporated in this Report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in the "Certain Transactions" section of our 2002 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements (see Part II, Item 8 of this Report):
	2.	Financial Statement Schedules:
None.
	3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 30 through 32. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 22, 2002. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):
		(1)	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.
		(2)	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.
		(3)	Employment Agreement, dated May 1, 1993, with Darrell D. Rubel.
		(4)	Marten Transport, Ltd. 1995 Stock Incentive Plan.
		(5)	Amendment to Employment Agreement, dated January 27, 1999, with Darrell D. Rubel.
(b)	Reports on Form 8-K filed in the fourth quarter of 2001:
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002	MARTEN TRANSPORT, LTD.
	By	/s/ RANDOLPH L. MARTEN Randolph L. Marten Chairman of the Board and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

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

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2001

Item No.	Item	Filing Method
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 (File No. 33-75648).
4.1	Specimen form of the Company's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
4.2	Certificate of Incorporation of the Company	See Exhibit 3.1 above.
4.3	Bylaws of the Company	See Exhibit 3.2 above.
9.1	Voting Trust Agreement dated February 14, 1983, as amended	Incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
9.2	Agreement regarding Voting Trust Agreement, dated May 4, 1993	Incorporated by reference to Exhibit 19.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).
10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-15010).
10.3	Stock Restriction Agreement among Roger R. Marten, Randolph L. Marten and Darrell D. Rubel	Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-8108).
10.4	Employment Agreement dated May 1, 1993, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).
10.5	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.6	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.7	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).
10.8	Amendment to Employment Agreement, dated January 27, 1999, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15010).
10.9	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).
10.10	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).
10.11	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).
10.12	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).
10.13	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).
10.14	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).
10.15	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-15010).

10.16	Sixth Amendment to Credit Agreement, dated January 14, 2002, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.
23.1	Consent of Arthur Andersen LLP	Filed with this Report.
99.1	Letter to Securities and Exchange Commission Regarding Arthur Andersen LLP Representations	Filed with this Report.

QuickLinks

Table of Contents
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARTEN TRANSPORT, LTD. Balance Sheets
MARTEN TRANSPORT, LTD. Statements of Operations
MARTEN TRANSPORT, LTD. Statements of Changes in Shareholders' Investment
MARTEN TRANSPORT, LTD. Statements of Cash Flows
MARTEN TRANSPORT, LTD. Notes to Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
MARTEN TRANSPORT, LTD. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For the Year Ended December 31, 2001