Form 10-Q
period 2002-03-31
MARTEN TRANSPORT LTD
filed 2002-05-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2002

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

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,237,395 as of May 2, 2002.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$1,990
Receivables, net	32,555	31,772
Prepaid expenses and other	9,479	7,488
Deferred income taxes	3,398	3,297

Total current assets	45,432	44,547

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	237,013	239,036
Accumulated depreciation	(81,114)	(77,301)

Net property and equipment	155,899	161,735

Other assets	5,310	4,011

TOTAL ASSETS	$206,641	$210,293

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$13,353	$14,607
Insurance and claims accruals	9,120	8,984
Current maturities of long-term debt	3,571	3,571

Total current liabilities	26,044	27,162

Long-term debt, less current maturities	66,829	71,545
Deferred income taxes	39,906	39,187

Total liabilities	132,779	137,894

Shareholders’ investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,237,395 and 4,202,395 shares issued and outstanding	42	42
Additional paid-in capital	10,750	10,228
Retained earnings	63,072	62,383
Accumulated other comprehensive loss	(2)	(254)

Total shareholders’ investment	73,862	72,399

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$206,641	$210,293

The accompanying notes are an integral part of these condensed balance sheets.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

OPERATING REVENUE	$67,998	$69,967

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	22,442	21,227
Purchased transportation	15,079	15,497
Fuel and fuel taxes	9,783	11,505
Supplies and maintenance	4,937	5,524
Depreciation	6,862	6,595
Operating taxes and licenses	1,204	1,183
Insurance and claims	3,450	1,844
Communications and utilities	711	800
Gain on disposition of revenue equipment	(58)	(139)
Other	1,752	1,814

Total operating expenses	66,162	65,850

OPERATING INCOME	1,836	4,117

OTHER EXPENSES (INCOME):
Interest expense	952	1,552
Interest income	(227)	(93)

INCOME BEFORE INCOME TAXES	1,111	2,658

PROVISION FOR INCOME TAXES	422	1,010

NET INCOME	$689	$1,648

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.39

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(In thousands, except share information)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Loss	Total Share-holders’ Investment	Compre-hensive Income
	Shares	Amount
Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$—	$65,845
Net income	—	—	—	1,648	—	1,648	$1,648
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(13)	(13)	(13)
Comprehensive income							1,462
Balance at March 31, 2001	4,180,145	42	9,934	57,517	(186)	67,307
Net income	—	—	—	4,866	—	4,866	4,866
Issuance of common stock	22,250	—	294	—	—	294
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(68)	(68)	(68)
Comprehensive income							4,798
Balance at December 31, 2001	4,202,395	42	10,228	62,383	(254)	72,399
Net income	—	—	—	689	—	689	689
Issuance of common stock	35,000	—	522	—	—	522
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	252	252	252
Comprehensive income							$941
Balance at March 31, 2002	4,237,395	$42	$10,750	$63,072	$(2)	$73,862

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$689	$1,648
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,862	6,595
Gain on disposition of revenue equipment	(58)	(139)
Deferred tax provision	618	1,207
Changes in other current operating items	(3,640)	2,791
Net cash provided by operating activities	4,471	12,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(881)	(3,598)
Buildings and land, office equipment, and other additions, net	(87)	(34)
Net change in other assets	(1,299)	(110)
Net cash used for investing activities	(2,267)	(3,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	12,800	11,900
Repayment of long-term borrowings	(17,516)	(20,260)
Issuance of common stock	522	—
Net cash used for financing activities	(4,194)	(8,360)

NET CHANGE IN CASH	(1,990)	—

CASH:
Beginning of period	1,990	—

End of period	$—	$—

CASH PAID FOR:
Interest	$963	$1,710

Income taxes	$—	$170

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002

(Unaudited)

(1)   Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented.  The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 2001 Annual Report on Form 10-K.

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2002	2001
Numerator:
Net income	$689	$1,648
Denominator:
Basic earnings per common share – weighted-average shares	4,221	4,180
Effect of dilutive stock options	113	17
Diluted earnings per common share – weighted-average shares and assumed conversions	4,334	4,197

Basic and diluted earnings per common share	$0.16	$0.39

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended March 31,
	2002	2001

Number of option shares	7,500	373,750
Weighted-average exercise price	$18.45	$13.86

(3)   Accounting for Derivative Instruments and Hedging Activities

We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first quarter of 2002 or the first quarter of 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record the fair value of hedged contracts at $279,000 with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998.  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first quarter of 2001, accumulated other comprehensive loss increased by $21,000 ($13,000 net of income tax benefit) to reflect an unrealized loss on our commodity swap agreements from January 1, 2001, to March 31, 2001.  During the first quarter of 2002, accumulated other comprehensive loss decreased by $406,000 ($252,000 net of income taxes) to reflect an unrealized gain on our commodity swap agreements from January 1, 2002, to March 31, 2002.  Amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by September 30, 2002, the termination date for a swap agreement with a remaining notional amount of 600,000 gallons.

A derivative liability relating to a commodity swap agreement totaling $4,000 has been recorded in accounts payable and accrued liabilities in the balance sheet as of March 31, 2002.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue for the first quarter of 2002 was $68.0 million, compared with $70.0 million for the first quarter of 2001.  This decrease of 2.8 percent was due to a reduction in fuel surcharges to our customers associated with a significant decrease in the price of diesel fuel.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  Fuel surcharges increased operating revenue by only $192,000 for the first quarter of 2002, compared with an increase of $3.4 million for the first quarter of 2001.  Operating revenue, net of fuel surcharges, for the first quarter of 2002 increased 1.9 percent over the same period of 2001, and total miles traveled increased 3.1 percent over the comparable three-month period of 2001.  These increases were primarily the result of transporting additional freight associated with increased business with existing and new customers and a slightly larger fleet.    Average freight rates for the first quarter of 2002 declined 1.2 percent from the first quarter of 2001, which we attribute to increased competition in the protective service sector.  Equipment utilization, measured by average miles traveled per tractor, declined 1.4 percent from the same period of 2001.  We expect operating revenue, net of fuel surcharges, for the remainder of 2002 to exceed 2001 levels primarily due to planned additions to our fleet.

Operating expenses for the first quarter of 2002 were 97.3 percent of operating revenue, compared with 94.1 percent for the same period of 2001.  Revenue generated per tractor decreased 2.6 percent from the comparable three-month period of 2001.  Additionally, our operating expenses increased.  In particular, our insurance and claims expense and employees’ health insurance expense, both of which are discussed in more detail below, increased at a greater rate than our operating revenue, causing our operating ratio to increase in the first quarter of 2002.

The transportation of additional freight and growth in our fleet, in addition to the items discussed below, increased most expense categories during the first quarter of 2002.  An increase in the cost of our self-insured medical claims and the premium on our excess health insurance coverage caused our employees’ health insurance expense, which is included within salaries, wages and benefits expense, to increase $454,000, or 35.9 percent over the comparable three-month period of 2001.  The $418,000 decrease in purchased transportation expense in the first three months of 2002 was caused by a $731,000 decrease in fuel surcharges paid to independent contractors resulting from the significant decrease in the price of diesel fuel.  The average number of independent contractor-owned vehicles increased in the first quarter of 2002, which caused purchased transportation expense, net of fuel surcharges, to increase 2.1 percent from the same period of 2001.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our use of independent contractors generally reduces our expenses in these categories as a percentage of revenue.  The price of diesel fuel declined significantly in the first quarter of 2002, causing fuel and fuel taxes expense to decrease 15.0 percent from the first three months of 2001.  Insurance and claims expense increased to 5.1 percent of revenue for the first quarter of 2002, from 2.6 percent for the same period of 2001.  Significantly higher insurance premiums and an increase in accident and cargo claims caused this increase.  We plan to continue our emphasis on driver safety, training and claims management for the remainder of 2002.

Interest expense as a percentage of revenue decreased to 1.4 percent for the first quarter of 2002 from 2.2 percent for the same period of 2001.  This improvement resulted from lower interest rates along with a significant reduction in our average long-term debt outstanding.  We reduced our long-term debt by $4.7 million from December 31, 2001, to March 31, 2002.  We finance our revenue equipment purchases with long-term debt.  We expect interest expense as a percentage of revenue in 2002 will remain at current levels or will decrease to the extent we continue reducing our long-term debt, assuming interest rates do not rise for the remainder of 2002.

Our effective income tax rate was 38 percent for the first quarter of 2002 and the prior year.  We anticipate our effective income tax rate will remain at approximately 38 percent for the remainder of 2002.

Inflation affects most of our operating expenses.  The impact of inflation, however, was minimal during the first three months of 2002 and 2001.

Capital Resources and Liquidity

Our operating activities in the first quarter of 2002 provided net cash of $4.5 million, compared with $12.1 million of net cash provided in the first quarter of 2001.  This decline was primarily caused by a decrease in net cash provided by our other current operating items, specifically our receivables, prepaid expenses and other, and accounts payable and accrued liabilities, of $6.4 million from the first quarter of 2001 to the first quarter of 2002.  We have continued to update and expand our fleet with new, more efficient revenue equipment during the last two years.  Investments in property and equipment and other assets used net cash of $2.3 million in the first quarter of 2002 and $3.7 million in the first quarter of 2001.  Net cash of $4.2 million for the first quarter of 2002 and $8.4 million for the first quarter of 2001 was used for financing activities, primarily the net reduction of long-term borrowings , partially offset in the first quarter of 2002 by the issuance of additional shares of common stock through stock option exercises.  Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt.

Our cash management practices utilize our unsecured committed credit facility to minimize both cash and debt balances.  We maintain an unsecured committed credit facility in the amount of $60 million with two banks.  This facility matures in January 2004 and bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate of 3.4 percent at March 31, 2002).  We have outstanding Series A Senior Unsecured Notes in the aggregate principal amount of $25 million.   These notes mature in October 2008, require annual principal payments of $3.57 million beginning in October 2002 and bear interest at a fixed rate of 6.78 percent.  We have outstanding Series B Senior Unsecured Notes in the aggregate principal amount of $10 million.  These notes mature in April 2010, require annual principal payments of $1.43 million beginning in 2004 and bear interest at a fixed rate of 8.57 percent.  Our long-term debt as of March 31, 2002, was $70.4 million, with $3.57 million maturing in October 2002.  An additional $22.5 million of financing was available to us as of March 31, 2002, under our unsecured committed credit facility.

We do not have any off-balance sheet financing arrangements.

We have historically met our working capital requirements by effectively utilizing our operating profits, maintaining short turnover in accounts receivable and adhering to prudent cash management practices.  We have not used and do not anticipate using short-term borrowings to meet working capital needs.  We believe our liquidity will adequately meet expected near-term operating requirements.

Insurance and Claims

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and ongoing review.  However, we could suffer losses over our policy limits, which could negatively affect our financial condition.  We have approximately $2.1 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We reserve currently for anticipated losses.  The insurance and claims accruals in our balance sheets, which were $9.1 million as of March 31, 2002, and $9.0 million as of December 31, 2001, are computed by applying a combination of our internal and industry historical loss development factors to our identified losses.  We periodically evaluate and adjust our insurance and claims accruals for changes in  identified losses and in the historical loss development factors.  We believe that these loss development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals.  Ultimate results could differ from these current estimates.

Depreciation of Property and Equipment

The transportation industry requires significant capital investments in revenue equipment.  Our net property and equipment was $155.9 million as of March 31, 2002, and $161.7 million as of December 31, 2001.  Our depreciation expense was $6.9 million for the first quarter of 2002 and $6.6 million for the first quarter of 2001.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life.  We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology.  We have been conservative in our past estimates, as evidenced by our gains on disposition of revenue equipment.  Ultimate results could differ from these current estimates.

Derivative Instruments and Hedging Activities

Our operations are dependent upon the use of diesel fuel, and significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and have been designated as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first quarter of 2002 or the first quarter of 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record the fair value of hedged contracts at $279,000 with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998.  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first quarter of 2001, accumulated other comprehensive loss increased by $21,000 ($13,000 net of income tax benefit) to reflect an unrealized loss on our commodity swap agreements from January 1, 2001, to March 31, 2001.  During the first quarter of 2002, accumulated other comprehensive loss decreased by $406,000 ($252,000 net of income taxes) to reflect an unrealized gain on our commodity swap agreements from January 1, 2002, to March 31, 2002.  Amounts currently recorded in accumulated other comprehensive loss will be reclassified into current earnings by September 30, 2002, the termination date for a swap agreement with a remaining notional amount of 600,000 gallons.

A derivative liability relating to a commodity swap agreement totaling $4,000 has been recorded in accounts payable and accrued liabilities in the balance sheet as of March 31, 2002.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

Related Party Transactions

The following related party transactions occurred during the first quarter of 2002 and the first quarter of 2001:

        (a) We paid approximately $450,000 in the first quarter of 2002 and $400,000 in the first quarter of 2001 to purchase fuel and tires from a company in which one of our directors is the president and a principal stockholder.

        (b) We earned approximately $1.0 million of our revenue in the first quarter of 2002 through transportation services arranged by MW Logistics, LLC (MWL), a provider of logistics services to the transportation industry.  We also have a trade receivable of approximately $330,000 as of March 31, 2002, from MWL.  We acquired a 45 percent equity interest in MWL through an investment of $500,000 in November 2001.  We have a commitment through March 2003 to provide revolving loans to MWL which total $1.25 million and are subject to restrictive covenants.  The balance of our revolving loan receivable from MWL was $288,000 as of March 31, 2002.

We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors, such as the industry driver shortage, the market for revenue equipment, inclement weather, availability and price of fuel, expense volatility, insurance cost increases, competitor pricing, general business conditions of customers and general and regional economic conditions.  Forward-looking statements in this Quarterly Report include, but are not limited to, the following:  the statement regarding our expected operating revenue appearing in the first paragraph under “Results of Operations”; the statement regarding our anticipated effective income tax rate appearing in the fifth paragraph under “Results of Operations”; and the statement regarding our liquidity appearing in the last paragraph under “Capital Resources and Liquidity.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

As noted above, our operations are dependent upon the use of diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition, and   prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Fuel and fuel taxes expense represented 14.4 percent of our total operating revenue during the first quarter of 2002.  We have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  The price and availability of diesel fuel, as well as the extent to which fuel surcharges can be collected to offset such increases, can vary.

Also as noted above, we have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  Effective January 1, 2001, we began recognizing the fair market value of commodity swap agreements.  The swap agreements are marked to market each quarter.  During the first quarter of 2002, accumulated other comprehensive loss decreased by $406,000 ($252,000 net of income taxes) to reflect an unrealized gain on our commodity swap agreements from January 1, 2002 to March 31, 2002.  As of April 1, 2002, the national average price of diesel fuel, as provided by the U.S. Department of Energy, was $1.295 per gallon.  As of March 31, 2002, the remaining notional amount for our commodity swap agreements was 600,000 gallons.  Each 20 cent per gallon decrease in the price of diesel fuel would cost us $120,000 under our agreements for the remainder of 2002.

Interest Rate Risk

Our credit facility carries interest rate risk.  Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank’s Prime Rate.  Should the lenders’ Prime Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly.  As of March 31, 2002, we had borrowed approximately $35.4 million subject to interest rate risk.  On this amount, each 100 basis point increase in the interest rate would cost us $354,000 in additional gross interest cost on an annual basis.

PART II.  OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

                                                            We periodically are a party to litigation incidental to our business.  Historically, this litigation primarily has involved claims for personal injury and property damage caused while transporting freight.  There are currently no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

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

                                                            b)                         On January 25, 2002, we filed a report on Form 8-K in connection with the registration of shares of our common stock issuable pursuant to our 1995 Stock Incentive Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: May 6, 2002	By:	/s/ Darrell D. Rubel

Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)