Form 10-Q
period 2002-06-30
MARTEN TRANSPORT LTD
filed 2002-08-13
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2002

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

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,238,395 as of August 9, 2002.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share information)

	June 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$1,990
Receivables, net	36,803	31,772
Prepaid expenses and other	7,465	7,488
Deferred income taxes	4,365	3,297

Total current assets	48,633	44,547

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	236,651	239,036
Accumulated depreciation	(84,999)	(77,301)

Net property and equipment	151,652	161,735

Other assets	6,225	4,011

TOTAL ASSETS	$206,510	$210,293

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$14,751	$14,607
Insurance and claims accruals	10,878	8,984
Current maturities of long-term debt	3,571	3,571
Checks issued in excess of cash balances	1,174	—

Total current liabilities	30,374	27,162

Long-term debt, less current maturities	57,429	71,545
Deferred income taxes	42,002	39,187

Total liabilities	129,805	137,894

Shareholders’ investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,237,395 and 4,202,395 shares issued and outstanding	42	42
Additional paid-in capital	10,750	10,228
Retained earnings	65,913	62,383
Accumulated other comprehensive loss	—	(254)

Total shareholders’ investment	76,705	72,399

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$206,510	$210,293

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

 (In thousands, except per share information)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

OPERATING REVENUE	$74,031	$71,653	$142,029	$141,620

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	22,228	21,303	44,670	42,530
Purchased transportation	17,169	15,756	32,248	31,253
Fuel and fuel taxes	10,054	11,945	19,837	23,450
Supplies and maintenance	5,571	5,546	10,508	11,070
Depreciation	6,796	6,693	13,658	13,288
Operating taxes and licenses	1,212	1,247	2,416	2,430
Insurance and claims	3,337	2,472	6,787	4,316
Communications and utilities	751	753	1,462	1,553
Gain on disposition of revenue equipment	(15)	(203)	(73)	(342)
Other	1,759	1,824	3,511	3,638

Total operating expenses	68,862	67,336	135,024	133,186

OPERATING INCOME	5,169	4,317	7,005	8,434

OTHER EXPENSES (INCOME):
Interest expense	888	1,322	1,840	2,874
Interest income	(301)	(104)	(528)	(197)

INCOME BEFORE INCOME TAXES	4,582	3,099	5,693	5,757

PROVISION FOR INCOME TAXES	1,741	1,177	2,163	2,187

NET INCOME	$2,841	$1,922	$3,530	$3,570

BASIC EARNINGS PER COMMON SHARE	$0.67	$0.46	$0.83	$0.85

DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.46	$0.81	$0.85

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

AND COMPREHENSIVE INCOME

(In thousands, except share information)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Loss	Total Share-holders’ Investment	Compre-hensive Income
	Shares	Amount
Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$—	$65,845
Net income	—	—	—	3,570	—	3,570	$3,570
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	92	92	92
Comprehensive income							3,489
Balance at June 30, 2001	4,180,145	42	9,934	59,439	(81)	69,334
Net income	—	—	—	2,944	—	2,944	2,944
Issuance of common stock	22,250	—	294	—	—	294
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(173)	(173)	(173)
Comprehensive income							2,771
Balance at December 31, 2001	4,202,395	42	10,228	62,383	(254)	72,399
Net income	—	—	—	3,530	—	3,530	3,530
Issuance of common stock	35,000	—	522	—	—	522
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							$3,784
Balance at June 30, 2002	4,237,395	$42	$10,750	$65,913	$—	$76,705

The accompanying notes are an integral part of these condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$3,530	$3,570
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,658	13,288
Gain on disposition of revenue equipment	(73)	(342)
Deferred tax provision	1,747	2,436
Changes in other current operating items	(2,716)	1,931
Net cash provided by operating activities	16,146	20,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(3,329)	(8,624)
Buildings and land, office equipment, and other additions, net	(173)	(98)
Net change in other assets	(2,214)	(416)
Net cash used for investing activities	(5,716)	(9,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	27,600	30,600
Repayment of long-term borrowings	(41,716)	(43,379)
Issuance of common stock	522	—
Change in net checks issued in excess of cash balances	1,174	1,034
Net cash used for financing activities	(12,420)	(11,745)

NET CHANGE IN CASH	(1,990)	—

CASH:
Beginning of period	1,990	—

End of period	$—	$—

CASH PAID (RECEIVED) FOR:
Interest	$1,920	$3,131

Income taxes	$(424)	$(378)

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002

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

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2002	2001	2002	2001
Numerator:
Net income	$2,841	$1,922	$3,530	$3,570
Denominator:
Basic earnings per common share - weighted-average shares	4,237	4,180	4,229	4,180
Effect of dilutive stock options	112	42	112	24
Diluted earnings per common share - weighted-average shares and assumed conversions	4,349	4,222	4,341	4,204

Basic earnings per common share	$0.67	$0.46	$0.83	$0.85
Diluted earnings per common share	$0.65	$0.46	$0.81	$0.85

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Number of option shares	7,500	73,750	7,500	81,250
Weighted-average exercise price	$18.45	$15.28	$18.45	$15.17

 (3)  Accounting for Derivative Instruments and Hedging Activities

We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and therefore constitute cash flow hedges.  The effective portion of the cumulative gain or loss on these derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first six months of 2002 or the year 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first six months of 2001, accumulated other comprehensive loss decreased by $149,000 ($92,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001, to June 30, 2001.  During the first six months of 2002, accumulated other comprehensive loss decreased by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002, to June 30, 2002.

As of June 30, 2002, the fair value of a swap agreement with a remaining notional amount of 300,000 gallons and a termination date of September 30, 2002, was zero.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

(4) Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to be consistent with the 2002 presentation.  These reclassifications do not have a material effect on the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue increased 3.3 percent to $74.0 million for the second quarter of 2002 from $71.7 million for the second quarter of 2001.  Operating revenue increased 0.3 percent to $142.0 million for the first six months of 2002 from $141.6 million for the same period of 2001.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  The increases in operating revenue, net of fuel surcharges to our customers, were 5.8 percent for the second quarter of 2002 and 3.9 percent for the first six months of 2002.  A significant decrease in the price of diesel fuel caused a reduction in fuel surcharge revenue to $1.4 million for the first six months of 2002 from $6.3 million for the corresponding period of 2001.  Total miles traveled increased 4.5 percent and 3.8 percent over the comparable three-month and six-month periods of 2001.  The increases in miles and revenue were primarily the result of transporting additional freight associated with increased business from existing and new customers and a slightly larger fleet.  Average freight rates increased 1.3 percent and 0.1 percent over the same three-month and six-month periods of the prior year.  Equipment utilization, measured by average miles traveled per tractor, increased 0.4 percent and decreased 0.5 percent compared with the corresponding three-month and six-month periods of last year.  We expect operating revenue, net of fuel surcharges, for the remainder of 2002 to exceed prior year levels primarily due to continued freight demand and planned fleet additions.

Operating expenses as a percentage of operating revenue for the second quarter of 2002 were 93.0 percent, compared with 94.0 percent for the second quarter of 2001.  Revenue generated per tractor increased 1.6 percent from the second quarter of 2001 to 2002.  This increase more than offset the increase in our operating expenses, particularly our insurance and claims expense and employees’ health insurance expense, both of which are discussed in more detail below.  Operating expenses as a percentage of operating revenue for the six months ended June 30, 2002, was 95.1 percent, compared with 94.0 percent for the same period of 2001.  Revenue generated per tractor decreased 0.4 percent from the first six months of 2001 to 2002.  This decline, combined with increased operating expenses, caused the operating ratio to increase in the first six months of 2002.

The transportation of additional freight and expansion of our fleet, in addition to the items discussed below, increased most expense categories in 2002.  Our employees’ health insurance expense, which is included within salaries, wages and benefits expense, increased $395,000, or 30.9 percent, and $849,000, or 33.4 percent, over the comparable three-month and six-month periods of 2001.  These increases were due to an increase in the premium on our excess health insurance coverage and in the estimated cost of our self-insured medical claims.  The average number of independent contractor-owned vehicles increased from 2001 to 2002, which caused purchased transportation expense, net of fuel surcharges paid to independent contractors, to increase 12.0 percent for the second quarter of 2002 and 7.1 percent for the first six months of 2002.  A significant decrease in the price of diesel fuel from 2001 to 2002 caused fuel surcharges paid to independent contractors to decrease by $1.1 million for the six-month period ended June 30, 2002.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our use of independent contractors generally reduces our expenses in these categories.  Fuel and fuel taxes expense decreased 15.8 percent for the second quarter of 2002 and 15.4 percent for the first half of 2002 due to a significant decrease in the price of diesel fuel from 2001 to 2002.  Insurance and claims expense as a percentage of revenue increased from 3.4 percent to 4.5 percent for the second quarter of 2002 and from 3.0 percent to 4.8 percent for the first six months of 2002.  These increases were caused by significantly higher insurance premiums and an increase in accident and cargo claims.  We plan to continue our emphasis on driver safety, training and claims management.  Our gain on disposition of revenue equipment decreased in 2002 due to a decline in the market value received for used revenue equipment.

We expect our operating expenses as a percentage of revenue to remain at current levels for the remainder of 2002.

Interest expense as a percentage of revenue decreased from 1.8 percent to 1.2 percent for the second quarter of 2002 and from 2.0 percent to 1.3 percent for the first half of 2002.  The improvement in 2002 resulted from lower interest rates along with a significant reduction in our average long-term debt outstanding.  We reduced our long-term debt by $14.1 million from December 31, 2001, to June 30, 2002.  Our revenue equipment purchases are financed with long-term debt.  We expect interest expense as a percentage of revenue in 2002 will remain at current levels.  The increase in interest income in 2002 was due to an increase in the number of tractors leased to independent contractors.  We expect our interest income to remain at current levels or increase slightly for the remainder of 2002.

Our effective income tax rate was 38 percent for the first six months of 2002 and the prior year.  We anticipate our effective income tax rate will remain at approximately 38 percent for the remainder of 2002.

Inflation affects most of our operating expenses.  The impact of inflation, however, was minimal during the first six months of 2002 and 2001.

Capital Resources and Liquidity

Net cash provided by our operating activities, which has been impacted by an increase in our trade receivables of $5.3 million from December 31, 2001 to June 30, 2002, was $16.1 million for the first six months of 2002, compared with $20.9 million for the corresponding period of 2001.  Our business requires significant capital expenditures to maintain and update our fleet with new, more efficient tractors and trailers.  Investments in property and equipment and other assets used net cash of $5.7 million and $9.1 million for the first six months of 2002 and 2001.  Net cash of $12.4 million and $11.7 million for the first half of 2002 and 2001 was used for financing activities, primarily the net reduction of long-term borrowings, partially offset by changes in net checks issued in excess of cash balances, and by payments for additional shares of common stock issued through stock option exercises in 2002.  Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt.

Our cash management practices utilize our unsecured committed credit facility to minimize both cash and debt balances.  We maintain an unsecured committed credit facility in the amount of $60.0 million with two banks.  This facility matures in January 2004 and bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate for the facility was 3.1 percent at June 30, 2002).  We have outstanding Series A Senior Unsecured Notes in the aggregate principal amount of $25.0 million.   These notes mature in October 2008, require annual principal payments of $3.57 million beginning in October 2002 and bear interest at a fixed rate of 6.78 percent.  We also have outstanding Series B Senior Unsecured Notes in the aggregate principal amount of $10.0 million.  These notes mature in April 2010, require annual principal payments of $1.43 million beginning in 2004 and bear interest at a fixed rate of 8.57 percent.  Our long-term debt as of June 30, 2002, was $61.0 million, with $3.57 million maturing in October 2002.  An additional $31.3 million of financing was available to us as of June 30, 2002, under our unsecured committed credit facility.

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

Insurance and Claims

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and our ongoing review.  However, we could suffer losses over our policy limits, which could negatively affect our financial condition.  We have $2.7 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We reserve currently for anticipated losses.  The insurance and claims accruals in our balance sheets, which were $10.9 million as of June 30, 2002, and $9.0 million as of December 31, 2001, are computed by applying a combination of our internal and industry historical loss development factors to our identified losses.  We periodically evaluate and adjust our insurance and claims accruals for changes in identified losses and in the historical loss development factors.  We believe that these loss development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals.  Ultimate results could differ from these current estimates.

Depreciation of Property and Equipment

The transportation industry requires significant capital investments in revenue equipment.  Our net property and equipment was $151.7 million as of June 30, 2002, and $161.7 million as of December 31, 2001.  Our depreciation expense was $13.7 million for the first six months of 2002 and $13.3 million for the same period of 2001.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life.  We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology.  We believe that our past estimates have been reasonable, as evidenced by our gains on disposition of revenue equipment.  Ultimate results could differ from these current estimates.

Derivative Instruments and Hedging Activities

Our operations are dependent upon the use of diesel fuel, and significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  We have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  These agreements meet the specific hedge accounting criteria and therefore constitute cash flow hedges.  The effective portion of the cumulative gain or loss on these derivative instruments has been reported as a component of accumulated other comprehensive loss and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.  The ineffective portion, if any, will be recognized in current earnings during the period of change.  No ineffectiveness was recognized in current earnings during the first six months of 2002 or the year 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first six months of 2001, accumulated other comprehensive loss decreased by $149,000 ($92,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001, to June 30, 2001.  During the first six months of 2002, accumulated other comprehensive loss decreased by $410,000 ($254,000 net of income taxes)

to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002, to June 30, 2002.

As of June 30, 2002, the fair value of a swap agreement with a remaining notional amount of 300,000 gallons and a termination date of September 30, 2002, was zero.  The fair value of commodity swap agreements is based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

Related Party Transactions

The following related party transactions occurred during the first six months of 2002 and 2001:

        (a) We paid $900,000 in each of the first six-month periods of 2002 and 2001 to purchase fuel and tires from a company in which one of our directors is the president and a principal stockholder.

        (b) We earned $2.1 million of our revenue in the first six months of 2002 through transportation services arranged by MW Logistics, LLC (MWL), a provider of logistics services to the transportation industry.  We also have a trade receivable of $530,000 as of June 30, 2002, from MWL.  We acquired a 45 percent equity interest in MWL through an investment of $500,000 in November 2001.  We have a commitment through March 2003 to provide revolving loans to MWL which total $1.25 million and are subject to restrictive covenants.  The balance of our revolving loan with MWL was zero as of June 30, 2002.

We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors, such as the industry driver shortage, the market for revenue equipment, inclement weather, availability and price of fuel, expense volatility, insurance cost increases, competitor pricing, general business conditions of customers and general and regional economic conditions.  Forward-looking statements in this Quarterly Report include, but are not limited to, the following:  the statement regarding our expected operating revenue appearing in the first paragraph under “Results of Operations”; the statement regarding our expected operating expenses appearing in the third paragraph under “Results of Operations”; the statements regarding our  expected interest expense and interest income appearing in the fourth paragraph under “Results of Operations”; the statement regarding our anticipated effective income tax rate appearing in the fifth paragraph under “Results of Operations”; and the statement regarding our liquidity appearing in the last paragraph under “Capital Resources and Liquidity.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

As noted above, our operations are dependent upon the use of diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition, and   prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Fuel and fuel taxes expense represented 14.0 percent of our total operating revenue during the first six months of 2002.  We have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  The price and availability of diesel fuel, as well as the extent to which fuel surcharges can be collected to offset such increases, can vary.

Also as noted above, we have entered into commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations.  Effective January 1, 2001, we began recognizing the fair market value of commodity swap agreements.  The swap agreements are marked to market each quarter.  During the first six months of 2002, accumulated other comprehensive loss decreased by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002 to June 30, 2002.  As of July 1, 2002, the national average price of diesel fuel, as provided by the U.S. Department of Energy, was $1.289 per gallon.  As of June 30, 2002, the remaining notional amount for our commodity swap agreements was 300,000 gallons.  Each 20 cent per gallon decrease in the price of diesel fuel would cost us $60,000 under our agreements for the remainder of 2002.

Interest Rate Risk

Our credit facility carries interest rate risk.  Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank’s Prime Rate.  Should the lenders’ Prime Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly.  As of June 30, 2002, we had borrowed $26.0 million subject to interest rate risk.  On this amount, each 100 basis point increase in the interest rate would cost us $260,000 in additional gross interest cost on an annual basis.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We periodically are a party to litigation incidental to our business.  Historically, this litigation primarily has involved claims for personal injury and property damage caused while transporting freight.  There are currently no material unreserved pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 2.  Changes in Securities and Use of Proceeds.

None

ITEM 3.  Defaults Upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 7, 2002.  Six incumbent directors were elected at the annual meeting to serve one-year terms expiring at the annual meeting of stockholders to be held in 2003.  The following summarizes the votes cast for, votes withheld, and broker non-votes for each nominee:

			Broker
Nominee	Votes For	Votes Withheld	Non-Votes
Randolph L. Marten	3,518,075	36,336	-0-
Darrell D. Rubel	3,518,075	36,336	-0-
Larry B. Hagness	3,551,304	3,107	-0-
Thomas J. Winkel	3,551,304	3,107	-0-
Jerry M. Bauer	3,551,304	3,107	-0-
Christine K. Marten	3,551,304	3,107	-0-

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits.  None; however, the written statements of our President and our Executive Vice President and Treasurer, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

b)    No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: August 13, 2002	By:	/s/ Darrell D. Rubel

Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)