Form 10-Q
period 2002-09-30
MARTEN TRANSPORT LTD
filed 2002-11-13
CIK 799167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2002

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,241,995 as of November 11, 2002.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share information)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash	$589	$1,990
Receivables, net	37,815	31,772
Prepaid expenses and other	6,411	7,488
Deferred income taxes	4,710	3,297

Total current assets	49,525	44,547

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	246,123	239,036
Accumulated depreciation	(90,322)	(77,301)

Net property and equipment	155,801	161,735

Other assets	6,586	4,011

TOTAL ASSETS	$211,912	$210,293

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$18,218	$14,607
Insurance and claims accruals	11,476	8,984
Current maturities of long-term debt	3,571	3,571

Total current liabilities	33,265	27,162

Long-term debt, less current maturities	55,129	71,545
Deferred income taxes	44,886	39,187

Total liabilities	133,280	137,894

Shareholders’ investment:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,241,395 and 4,202,395 shares issued and outstanding	42	42
Additional paid-in capital	10,813	10,228
Retained earnings	67,777	62,383
Accumulated other comprehensive loss	—	(254)

Total shareholders’ investment	78,632	72,399

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$211,912	$210,293

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF INCOME

 (In thousands, except per share information)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
OPERATING REVENUE	$74,736	$70,757	$216,765	$212,377

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	22,192	21,533	66,862	64,063
Purchased transportation	17,815	15,346	50,063	46,599
Fuel and fuel taxes	11,202	11,616	31,039	35,066
Supplies and maintenance	5,538	5,559	16,046	16,629
Depreciation	6,988	6,806	20,646	20,094
Operating taxes and licenses	1,264	1,323	3,680	3,753
Insurance and claims	3,796	2,632	10,583	6,948
Communications and utilities	758	810	2,220	2,363
Gain on disposition of revenue equipment	(40)	(429)	(113)	(771)
Other	1,743	1,888	5,254	5,526

Total operating expenses	71,256	67,084	206,280	200,270

OPERATING INCOME	3,480	3,673	10,485	12,107

OTHER EXPENSES (INCOME):
Interest expense	819	1,182	2,659	4,056
Interest income	(346)	(126)	(874)	(323)

INCOME BEFORE INCOME TAXES	3,007	2,617	8,700	8,374

PROVISION FOR INCOME TAXES	1,143	995	3,306	3,182

NET INCOME	$1,864	$1,622	$5,394	$5,192

BASIC EARNINGS PER COMMON SHARE	$0.44	$0.39	$1.27	$1.24

DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.38	$1.24	$1.23

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

AND COMPREHENSIVE INCOME

(In thousands, except share information)

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional Paid-In	Retained	Compre-hensive	Share-holders’	Compre-hensive
	Shares	Amount	Capital	Earnings	Loss	Investment	Income
Balance at December 31, 2000	4,180,145	$42	$9,934	$55,869	$—	$65,845
Net income	—	—	—	5,192	—	5,192	$5,192
Issuance of common stock	2,300	—	33	—	—	33
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(1)	(1)	(1)
Comprehensive income							5,018
Balance at September 30, 2001	4,182,445	42	9,967	61,061	(174)	70,896
Net income	—	—	—	1,322	—	1,322	1,322
Issuance of common stock	19,950	—	261	—	—	261
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(80)	(80)	(80)
Comprehensive income							1,242
Balance at December 31, 2001	4,202,395	42	10,228	62,383	(254)	72,399
Net income	—	—	—	5,394	—	5,394	5,394
Issuance of common stock	39,000	—	585	—	—	585
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							$5,648
Balance at September 30, 2002	4,241,395	$42	$10,813	$67,777	$—	$78,632

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$5,394	$5,192
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,646	20,094
Gain on disposition of revenue equipment	(113)	(771)
Deferred tax provision	4,286	3,446
Changes in other current operating items	1,391	2,958
Net cash provided by operating activities	31,604	30,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(14,402)	(14,753)
Buildings and land, office equipment, and other additions, net	(197)	(268)
Net change in other assets	(2,575)	(1,146)
Net cash used for investing activities	(17,174)	(16,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	41,700	47,100
Repayment of long-term borrowings	(58,116)	(63,083)
Issuance of common stock	585	33
Change in net checks issued in excess of cash balances	—	1,198
Net cash used for financing activities	(15,831)	(14,752)

NET CHANGE IN CASH	(1,401)	—

CASH:
Beginning of period	1,990	—

End of period	$589	$—

CASH PAID (RECEIVED) FOR:
Interest	$2,784	$4,407

Income taxes	$(481)	$(129)

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2002

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

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Numerator:
Net income	$1,864	$1,622	$5,394	$5,192
Denominator:
Basic earnings per common share - weighted-average shares	4,240	4,182	4,233	4,181
Effect of dilutive stock options	140	89	119	44
Diluted earnings per common share - weighted-average shares and assumed conversions	4,380	4,271	4,352	4,225

Basic earnings per common share	$0.44	$0.39	$1.27	$1.24
Diluted earnings per common share	$0.43	$0.38	$1.24	$1.23

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Number of option shares	—	14,100	7,500	66,800
Weighted-average exercise price	$—	$17.49	$18.45	$15.25

 (3)  Accounting for Derivative Instruments and Hedging Activities

Previously, we utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by September 30, 2002.  These agreements met the specific hedge accounting criteria and therefore constituted cash flow hedges.  The effective portion of the cumulative gain or loss on these derivative instruments has been reported as a component of accumulated other comprehensive loss and was recognized into current earnings in the same period or periods during which the hedged transactions affected current earnings.  No ineffectiveness was recognized in current earnings during the first nine months of 2002 or the year 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first nine months of 2001, accumulated other comprehensive loss increased by $2,000 ($1,000 net of income tax benefit) to reflect an unrealized loss and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001 to September 30, 2001.  During the first nine months of 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002 to September 30, 2002.

As of September 30, 2002, the fair value of our commodity swap agreements was zero given the expiration of all such agreements.  The fair value of commodity swap agreements was based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

(4) Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to be consistent with the 2002 presentation.  These reclassifications do not have a material effect on the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue increased 5.6 percent to $74.7 million for the third quarter of 2002 from $70.8 million for the third quarter of 2001.  Operating revenue increased 2.1 percent to $216.8 million for the nine months ended September 30, 2002 from $212.4 million for the same period of 2001.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  The increases in operating revenue, net of fuel surcharges to our customers, were 7.1 percent for the third quarter of 2002 and 5.0 percent for the first nine months of 2002.  Diesel fuel prices were significantly lower in the first nine months of 2002 than in the same period of 2001.  As a result, fuel surcharges increased operating revenue for the first nine months of 2002 by $2.9 million, compared with an increase of $8.7 million for the corresponding period of 2001.  Total miles traveled increased 6.2 percent and 4.6 percent over the comparable three-month and nine-month periods of 2001.  The increases in revenue and miles were primarily the result of transporting additional freight associated with increased business from existing and new customers and our larger fleet.  Average freight rates increased 0.9 percent and 0.3 percent over the corresponding three-month and nine-month periods of 2001.  Equipment utilization, measured by average miles traveled per tractor, decreased 0.3 percent and 0.5 percent compared with the same three-month and nine-month periods of last year.  We anticipate our operating revenue, net of fuel surcharges, for the remainder of 2002 will exceed 2001 levels primarily due to planned fleet additions and continued freight demand.

Operating expenses for the third quarter of 2002 were 95.3 percent of operating revenue, compared with 94.8 percent for the same period of 2001.  This ratio for the first nine months of 2002 was 95.2 percent, versus 94.3 percent for the same period of 2001.  Revenue generated per tractor increased 0.6 percent but decreased 0.1 percent compared with the same three-month and nine-month periods of last year.  These slight changes, combined with increased operating expenses, particularly our insurance and claims expense discussed in more detail below, caused the operating ratio to increase in the three-month and nine-month periods ended September 30, 2002.

The transportation of additional freight and growth in our fleet, in addition to the items discussed below, have increased most expense categories in 2002.  Our employees’ health insurance expense, which is included within salaries, wages and benefits expense, increased $861,000, or 22.4 percent, for the first nine months of 2002 compared with the same period of 2001.  This increase was due to an increase in the premium on our excess health insurance coverage and in the estimated cost of our self-insured medical claims.  The average number of independent contractor-owned vehicles increased from 2001 to 2002, which caused purchased transportation expense, net of fuel surcharges paid to independent contractors, to increase 17.5 percent for the third quarter of 2002 and 10.6 percent for the nine months ended September 30, 2002.  A significant decrease in the price of diesel fuel from 2001 to 2002 caused fuel surcharges paid to independent contractors to decrease by $1.2 million for the first nine months of 2002.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our use of independent contractors generally reduces our expense in these categories.  Fuel and fuel taxes expense decreased 3.6 percent for the third quarter of 2002 and 11.5 percent for the first nine months of 2002 due primarily to a decrease in the price of diesel fuel from 2001 to 2002.  Insurance and claims expense as a percentage of revenue increased from 3.7 percent to 5.1 percent for the third quarter of 2002 and from 3.3 percent to 4.9 percent for the nine months ended September 30, 2002.  These increases were caused by significantly higher insurance premiums and an increase in the cost of accident and cargo claims.  We plan to continue our emphasis on driver safety, training and claims management.  A decline in the market value received for used revenue equipment caused our gain on disposition of revenue equipment to decrease in 2002.  We expect our operating expenses as a percentage of revenue to remain at current levels for the remainder of 2002.

Interest expense as a percentage of revenue decreased from 1.7 percent to 1.1 percent for the third quarter of 2002 and from 1.9 percent to 1.2 percent for the first nine months of 2002.  Lower interest rates along with a significant reduction in our average long-term debt outstanding caused the decrease in interest expense from 2001 to 2002.  Our long-term debt at September 30, 2002, which is used to finance our revenue equipment purchases, was $16.4 million lower than at December 31, 2001.  We anticipate interest expense will remain at current levels.  Interest income increased in 2002 due to an increase in the number of tractors leased to independent contractors.  We expect interest income to remain at current levels or increase slightly for the remainder of 2002.

Our effective income tax rate was 38 percent for the first nine months of 2002 and the prior year.  We expect our effective income tax rate to remain at approximately 38 percent for the remainder of 2002.

Inflation affects most of our operating expenses.  The impact of inflation, however, was minimal during the first nine months of 2002 and 2001.

Capital Resources and Liquidity

Our operating activities for the first nine months of 2002 provided net cash of $31.6 million, compared with net cash provided of $30.9 million in the same period of 2001.  The nature of our business requires us to continually update and expand our fleet with new, more efficient revenue equipment.  Investments in property and equipment and other assets used net cash of $17.2 million and $16.2 million for the first nine months of 2002 and 2001.  Net cash of $15.8 million and $14.8 million for the first nine months of 2002 and 2001 was used for financing activities, primarily the net reduction of long-term borrowings, partially offset in 2001 by changes in net checks issued in excess of cash balances, and by payments for additional shares of common stock issued through stock option exercises in 2002 and 2001.  Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt.

Our cash management practices utilize our unsecured committed credit facility to minimize both cash and debt balances.  We maintain an unsecured committed credit facility in the amount of $60.0 million with two banks.  This facility matures in January 2004 and bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate for the facility was 3.0 percent at September 30, 2002).  We have outstanding Series A Senior Unsecured Notes in the aggregate principal amount of $25.0 million.   These notes mature in October 2008, require annual principal payments of $3.57 million beginning in October 2002 and bear interest at a fixed rate of 6.78 percent.  We also have outstanding Series B Senior Unsecured Notes in the aggregate principal amount of $10.0 million.  These notes mature in April 2010, require annual principal payments of $1.43 million beginning in 2004 and bear interest at a fixed rate of 8.57 percent.  Our long-term debt as of September 30, 2002 was $58.7 million, with $3.57 million maturing in October 2002.  An additional $33.1 million of financing was available to us as of September 30, 2002 under our unsecured committed credit facility.

The debt agreements discussed above contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage and interest coverage ratios.  We were in compliance with all such debt covenants at September 30, 2002.

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

Insurance and Claims

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and our ongoing review.  However, we could suffer losses over our policy limits, which could negatively affect our financial condition.  We have $3.2 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We reserve currently for anticipated losses.  The insurance and claims accruals in our balance sheets, which were $11.5 million as of September 30, 2002 and $9.0 million as of December 31, 2001, are computed by applying a combination of our internal and industry historical loss development factors to our identified losses.  We periodically evaluate and adjust our insurance and claims accruals for changes in identified losses and in historical loss development factors.  We believe that these loss development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims.  Ultimate results could differ from these current estimates.

Depreciation of Property and Equipment

The transportation industry requires significant capital investments in revenue equipment.  Our net property and equipment was $155.8 million as of September 30, 2002 and $161.7 million as of December 31, 2001.  Our depreciation expense was $20.6 million for the first nine months of 2002 and $20.1 million for the same period of 2001.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life.  We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology.  We believe that our past estimates have been reasonable, as evidenced by our gains on disposition of revenue equipment.  Ultimate results could differ from these current estimates.

Derivative Instruments and Hedging Activities

Our operations are dependent upon the use of diesel fuel, and significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Previously, we utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by September 30, 2002.  These agreements met the specific hedge accounting criteria and therefore constituted cash flow hedges.  The effective portion of the cumulative gain or loss on these derivative instruments has been reported as a component of accumulated other comprehensive loss and was recognized into current earnings in the same period or periods during which the hedged transactions affected current earnings.  No ineffectiveness was recognized in current earnings during the first nine months of 2002 or the year 2001.

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  The effect of our adoption of Statement No. 133 was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During the first nine months of 2001, accumulated other comprehensive loss increased by $2,000 ($1,000 net of income tax benefit) to reflect an unrealized loss and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001 to September 30, 2001.  During the first nine months of 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002 to September 30, 2002.

As of September 30, 2002, the fair value of our commodity swap agreements was zero given the expiration of all such agreements.  The fair value of commodity swap agreements was based upon the difference between the contractual strike prices and the market-based futures prices as of the valuation date applied to the remaining notional amount.

Related Party Transactions

The following related party transactions occurred during the first nine months of 2002 and 2001:

        (a) We paid $1.5 million in the first nine months of 2002 and $1.2 million in the corresponding period of 2001 to purchase fuel and tires from a company in which one of our directors is the president and a principal stockholder.

        (b) We earned $3.8 million of our revenue in the first nine months of 2002 through transportation services arranged by MW Logistics, LLC (MWL), a provider of logistics services to the transportation industry.  We also have a trade receivable of $1.1 million as of September 30, 2002 from MWL.  We acquired a 45 percent equity interest in MWL through an investment of $500,000 in November 2001.  We have a commitment subject to restrictive covenants through March 2003 to provide revolving loans to MWL in the amount of $1.25 million.  The balance of our revolving loan receivable from MWL was $245,000 as of September 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

As noted above, our operations are dependent upon the use of diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Fuel and fuel taxes expense represented 14.3 percent of our total operating revenue during the first nine months of 2002.  We have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  The price and availability of diesel fuel, as well as the extent to which fuel surcharges can be collected to offset such increases, can vary.

Also as noted above, we previously utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by September 30, 2002.  Effective January 1, 2001, we began recognizing the fair market value of commodity swap agreements.  The swap agreements were marked to market each quarter.  During the first nine months of 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and decrease in remaining notional amount on our commodity swap agreements from January 1, 2002 to September 30, 2002.

Interest Rate Risk

Our credit facility carries interest rate risk.  Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank’s Prime Rate.  Should the lenders’ Prime Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly.  As of September 30, 2002, we had borrowed $23.7 million subject to interest rate risk.  On this amount, each 100 basis point increase in the interest rate would cost us $237,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing date of this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c).  We performed this evaluation under the supervision of, and with participation from, our President and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, we, as well as our President and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, and therefore we believe that our disclosure controls and procedures remain effective.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

None

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

a)

Exhibits.  None; however, the written statements of our President and our Executive Vice President and Treasurer, as required pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

b)

On July 10, 2002, we filed a report on Form 8-K announcing (under Item 4 of Form 8-K) the appointment of KPMG LLP as our independent auditors and the dismissal of Arthur Andersen LLP effective July 3, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.
(Registrant)

Dated: November 13, 2002	By:	/s/ Darrell D. Rubel

Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE

SARBANES-OXLEY ACT OF 2002

I, Randolph L. Marten, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marten Transport, Ltd;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Randolph L. Marten
Randolph L. Marten
President

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE

SARBANES-OXLEY ACT OF 2002

I, Darrell D. Rubel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marten Transport, Ltd;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)