Form 10-K
period 2002-12-31
MARTEN TRANSPORT LTD
filed 2003-03-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 0-15010

MARTEN TRANSPORT, LTD.
(Exact name of registrant as specified in its charter)

DELAWARE		39-1140809
(State of incorporation)		(I.R.S. employer identification no.)

129 MARTEN STREET MONDOVI, WISCONSIN	54755	(715) 926-4216
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

As of June 30, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $35,571,900.

As of March 21, 2003, 4,251,995 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 6, 2003, or 2003 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Forward-Looking Statements and Risk Factors” beginning on page 11.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

PART I

ITEM 1.           BUSINESS

General Development of Business

Marten Transport, Ltd. is a long-haul truckload carrier providing protective service transportation and time-sensitive transportation.  “Protective service transportation” means temperature controlled or insulated carriage of temperature-sensitive materials and general commodities.  We have operating authority, both contract and common, granted by the Interstate Commerce Commission, or ICC, and are currently regulated by the United States Department of Transportation, or DOT, and the Federal Highway Administration, or FHWA.

As of December 31, 2002, we operated a fleet of 2,078 tractors and 2,676 trailers.  Most of our trailers are equipped with refrigeration units.  As of December 31, 2002, 1,467 tractors and 2,666 trailers in our fleet were company-owned and 611 tractors and 10 trailers were under contract with independent contractors.  As of December 31, 2002, we had 1,936 employees, including 1,554 drivers.  During the past five years our business has grown substantially.  By way of comparison, as of December 31, 1997, we operated a fleet of 1,317 tractors and 1,835 trailers, and we had 1,239 employees, including 951 drivers.  Our employees are not represented by a collective bargaining unit.

Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946.  In 1988, we reincorporated under Delaware law.  Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755.  Our telephone number is (715) 926-4216.

Financial Information About Segments

Since our inception, our revenue, operating profits and assets have related to one business segment—long-haul truckload carriage providing protective service transportation and time-sensitive transportation.

Narrative Description of Business

We specialize in protective service transportation of foods and other products requiring temperature-controlled carriage or insulated carriage, and we intend to continue specializing in this principal service.  We also provide dry freight carriage.  In 2002, we earned 81 percent of our revenue from hauling protective service products and 19 percent of our revenue from hauling dry freight.  Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast and the East Coast, as well as from California to the Pacific Northwest.  Most of our dry freight loads require the special services we offer or allow us to position our equipment for hauling protective service loads.  The specialized transportation services we offer include:

•                  dependable, late-model tractors allowing timely deliveries;

•                  late-model, temperature controlled trailers;

•                  scheduled pickups and deliveries;

•                  assistance in loading and unloading;

•                  availability of extra trailers placed for customers’ convenience;

•                  sufficient equipment to respond promptly to customers’ varying needs; and

•                  on-line computer systems, which we use to obtain information on the status of deliveries.

Financial Information About Geographic Areas

For the last three fiscal years, substantially all of our revenue has been attributable to United States operations.  We provide transportation services in Canada, but our operations there account for less than one percent of our business.

Marketing and Customers

Our senior management and marketing personnel seek customers whose products require protective or other specialized services and who ship multiple truckloads per week.  To minimize empty miles, we also solicit customers whose shipping requirements allow us to balance the number of loads originating and terminating in any given area.

Our marketing strategy emphasizes service.  A key element of this strategy is our strong commitment to satisfying the individualized requirements of our customers.  We have developed an electronic data interchange, or EDI, system and an internet shipment tracking system.  We use these systems to provide customers with current information on the status of shipments in transit.  Customers also place orders, and we bill customers electronically, using our EDI and internet computer systems.  We also use a satellite tracking system to enhance monitoring of shipment locations.

We maintain marketing offices in our Mondovi, Wisconsin headquarters, as well as in other locations throughout the United States.  Marketing personnel travel in their regions to solicit new customers and maintain customer contact.  Once we establish a customer relationship, the customer’s primary contact is one of our customer service managers.  Working from our terminal in Mondovi, the customer service managers regularly contact customers to solicit additional business on a load-by-load basis.  Each customer service manager is assigned to particular customers and takes responsibility for monitoring overall transportation, service requirements and shipments for each customer.  These efforts to coordinate shipper needs with equipment availability have been instrumental in maintaining an average empty mile rate of 6.6 percent in 2002.

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

We derived 11 percent of our revenue in 2002, 12 percent of our revenue in 2001 and 15 percent of our revenue in 2000 from The Procter & Gamble Company.  General Mills, Inc., which acquired The Pillsbury Company in 2001, accounted for 9 percent of our revenue in 2002 and 11 percent of our revenue in 2001.  The Pillsbury Company accounted for 11 percent of our revenue in 2000.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a material adverse effect on our results.

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

We maintain our dispatch operations in our Mondovi, Wisconsin headquarters.  We assign customer service managers to particular customers and regions.  Customer service managers work closely with our fleet managers, marketing personnel and drivers.  Customer service managers also coordinate with our marketing personnel to match customer needs with our capacity and location of revenue equipment.  Fleet managers, who are assigned a group of drivers regardless of load destination, use our optimization system in dispatching loads.  After dispatching a load, a fleet manager takes responsibility for its proper and efficient delivery and tracks the status of that load through daily contact with drivers.  During these daily contacts, fleet managers and drivers discuss the driver’s location, available hours of service, load temperature and any problems.  We constantly update this information, along with information concerning available loads, on our EDI and internet computer systems.  We use this computer-generated information to meet delivery schedules, respond to customer inquiries and match available equipment with loads.

Our loads generally move directly from origin to destination, which eliminates the need for freight terminals.  The average length of a trip (one-way) was 968 miles during 2002, 978 miles during 2001 and 982 miles during 2000.  We operate maintenance facilities in Mondovi, Wisconsin; Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon.

We have agreements with various fuel distributors which allow our drivers to purchase fuel at a discount while in transit.  We also purchase fuel in bulk in Mondovi and at our maintenance facilities.  We believe that our sources of fuel, and the availability of fuel generally, are sufficient.

Drivers

As of December 31, 2002, we employed 1,554 drivers and had contracts with independent contractors for the services of 611 tractors.  Independent contractors provide both a tractor and a qualified driver for our use.  We recruit drivers from throughout the United States.  The ratio of drivers to tractors as of December 31, 2002 was approximately 1 to 1.  Our drivers are not represented by a collective bargaining unit.  Our turnover of drivers and independent contractors was 50 percent in 2002.  Based on industry surveys, we believe our driver turnover rate is in line with the industry.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience and personal evaluations.  We maintain stringent screening, training and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims.  We train new drivers at our Wisconsin, Georgia and Oregon terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment.  All new drivers must also pass DOT required tests prior to assignment to a vehicle.  We maintain a toll-free number, satellite tracking and a staff of fleet managers to communicate and support drivers while on the road for extended periods.  We also maintain interactive voice response and internet payroll information access systems to further our communication with our drivers.

To retain qualified drivers and promote safe operations, we purchase premium quality tractors and equip them with optional comfort and safety features.  These features include air ride suspension on the chassis and cab, air conditioning, high-quality interiors, power steering, anti-lock brakes, engine brakes and double sleeper cabs.

We pay company-employed drivers a fixed rate per mile.  The rate increases based on length of service.  Drivers are also eligible for bonuses based upon safe, efficient driving.  We believe that our compensation program provides an important incentive to attract and retain qualified drivers.  We pay independent contractors a fixed rate per mile.  Independent contractors pay for their own fuel, insurance, maintenance and repairs.  Drivers that have been with us for at least six months and independent contractors that have been under contract with us for at least six months are eligible to purchase shares of our common stock under a stock purchase plan we sponsor.  We pay the brokerage commissions on purchases of our common stock and the plan’s administrative costs.

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

The following table shows the type and model year of equipment we own as of December 31, 2002:

	Tractors	Single Van Trailers
2003	330	59
2002	236	170
2001	348	244
2000	468	543
1999	64	497
1998	18	578
1997	—	268
1996	—	306
1995	2	—
1992	1	—
1990	—	1
Total	1,467	2,666

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

Employees

As of December 31, 2002, we employed 1,936 people.  This total consists of 1,554 drivers, 135 mechanics and maintenance personnel, and 247 support personnel.  Support personnel includes management and administration.  Our employees are not represented by a collective bargaining unit.  We consider relations with our employees to be good.

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

Regulation

We are a motor common and contract carrier.   The DOT and the FHWA, along with various state agencies, regulate our operations.  These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions.  The Motor Carrier Act of 1980, or MCA, substantially increased competition among motor carriers and limited the level of regulation in the industry.  The MCA allowed applicants to obtain ICC operating authority more easily and allowed interstate motor carriers to change their rates without ICC approval.  The law also removed many route and commodity restrictions.  The Trucking Industry Regulatory Reform Act of 1994, or TIRRA, has further increased industry competition and limited industry regulation.  The TIRRA repealed tariff filing for individually determined rates, simplified the granting of operating authority, and pre-empted price, route and service regulation by the states.  The ICC Termination Act of 1995 abolished the ICC and transferred its regulatory authority to the DOT and the FHWA.

Motor carrier operations are subject to the DOT’s safety requirements governing interstate operations.  Matters such as weight and dimensions of equipment are also regulated by federal and state authorities.

We also have operating authority between the United States and the Canadian Provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.

ITEM 2.           PROPERTIES

Four properties, the location and general character of which are described below, are materially important to our business.  We own all such properties.

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin.  This facility consists of 28,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space.  Originally constructed in 1965, these facilities were expanded in 1971, 1980, 1987 and 1993.

We maintain maintenance facilities in Ontario, California; Forest Park, Georgia; and Wilsonville, Oregon.  We purchased these facilities in 1997, 2000 and 1995, respectively.  Our California facility includes 2,700 square feet of office space, 8,000 square feet of equipment repair and maintenance space and a parking lot of 150,000 square feet.  Our Georgia facility is a building which is 11,000 square feet and consists of office space and a five-bay service and repair space.  This facility also has parking for up to sixty-five tractors and trailers.  Our Oregon facility is a building which is 20,000 square feet and consists of office space and an eight-bay service and repair space.  This facility also has an eight-acre paved and fenced yard area.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2003, are as follows:

Name	Age	Position

Randolph L. Marten	50	Chairman of the Board, President and Director

Darrell D. Rubel	57	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director

Robert G. Smith	59	Chief Operating Officer

Timothy P. Nash	51	Executive Vice President of Sales and Marketing

Franklin J. Foster	46	Vice President of Finance

Susan M. Baier	34	Vice President of Information Systems

Donald J. Hinson	43	Vice President of Operations

John H. Turner	41	Vice President of Sales

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low prices of our stock, as reported by The Nasdaq Stock Market, were as follows for the quarters indicated:

	2002		2001
Quarter	High	Low	High	Low
First	$18.24	$17	$15	$11.75
Second	20	15.95	16.5	12.8
Third	21.29	17.16	18.45	14.25
Fourth	19.23	16.26	17.95	14

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On December 31, 2002, there were 257 stockholders of record, and an additional 248 beneficial stockholders. We have not paid any cash dividends on our common stock since we became publicly held in September 1986, and do not expect to make or declare any cash dividends in the foreseeable future.  Our unsecured committed credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25 percent of our net income from the prior fiscal year.  We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2002.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2002	2001	2000	1999	1998
FOR THE YEAR
Operating revenue	$293,096	$282,764	$260,797	$219,200	$193,648
Operating income	11,861	15,107	18,691	17,686	16,345
Net income	5,973	6,514	7,928	8,457	7,574
Operating ratio	96.0%	94.7%	92.8%	91.9%	91.6%

PER-SHARE DATA
Basic earnings per common share	$1.41	$1.56	$1.88	$1.93	$1.69
Diluted earnings per common share	1.37	1.54	1.88	1.92	1.67
Book value	18.68	17.23	15.75	13.86	11.90

AT YEAR END
Total assets	$216,018	$210,293	$212,073	$185,919	$156,709
Long-term debt, less current maturities	60,058	71,545	88,216	63,599	47,232
Stockholders’ equity	79,220	72,399	65,845	59,605	53,278

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating revenue increased 3.7 percent to $293.1 million in 2002 from $282.8 million in 2001.  This compares with an increase of 8.4 percent in 2001 from $260.8 million in 2000.  Total miles traveled increased 5.0 percent in 2002 and 10.3 percent in 2001.  The increases in revenue and total miles traveled were primarily the result of transporting additional freight associated with increased business from existing and new customers and our larger fleet.  Other key factors affecting our operating revenue include fuel surcharges, freight rates and equipment utilization.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  The increases in operating revenue, net of fuel surcharges to our customers, were 5.5 percent in 2002 and 9.4 percent in 2001.  Market fluctuations in the price of diesel fuel resulted in fuel surcharge revenue of $5.5 million in 2002, $10.1 million in 2001 and $11.6 million in 2000.  Average freight rates increased 0.4 percent in 2002 and declined 0.8 percent in 2001.  Equipment utilization, measured by average miles traveled per tractor, decreased 0.9 percent in 2002, while increasing 3.9 percent in 2001.  We expect operating revenue in 2003 to exceed 2002 levels primarily due to a planned increase in our average number of tractors and continued customer demand.

Operating expenses in 2002 represented 96.0 percent of operating revenue, compared with 94.7 percent in 2001 and 92.8 percent in 2000.  Revenue generated per tractor declined 0.4 percent in 2002, compared with a 3.1 percent increase in 2001.  The adverse changes in our operating ratio in each of the last two years resulted from significant increases in our insurance and claims expense, as well as other increased operating expenses, as discussed in more detail below.

The transportation of additional freight and growth in our fleet, in addition to the items discussed below, have increased most expense categories during the last three years.  Our employees’ health insurance expense, which is included within salaries, wages and benefits expense in the statements of operations, increased by $1.1 million to $6.2 million in 2002, or 2.1 percent of revenue, up from 1.8 percent in 2001 and 1.3 percent in 2000.  The increases in 2002 and 2001 were due to increased premiums on our excess health insurance coverage and higher estimated costs of our self-insured medical claims.  The average number of independent contractor-owned vehicles increased each of the last two years, which caused purchased transportation expense, net of fuel surcharges paid to independent contractors, to increase 11.3 percent in 2002 and 2.7 percent in 2001.  Decreases in the price of diesel fuel caused fuel surcharges paid to independent contractors to decrease by $834,000 in 2002 and by $1.1 million in 2001.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our use of independent contractors generally reduces our expenses in these categories as a percentage of revenue.  The decrease in diesel fuel prices in 2002 caused fuel and fuel taxes expense to decrease 4.4 percent from 2001.  The price of diesel fuel also decreased in 2001.  However, increased miles traveled caused fuel and fuel taxes expense to increase by 8.3 percent in 2001.  Insurance and claims expense increased by $4.5 million to $14.9 million, or 5.1 percent of revenue, in 2002, compared with 3.7 percent in 2001 and 2.3 percent in 2000.  Higher insurance premiums and claim retention levels along with an increase in accident and cargo claims caused this expense to significantly increase in 2002 and 2001.  We anticipate that our insurance and claims expense as a percentage of revenue in 2003 will not increase from 2002 levels due to our increased emphasis on claims management and our driver safety, training and screening.  A decline in the market value received for used revenue equipment caused a small loss on the disposition of revenue equipment in 2002.  This loss compares with gains of $1.1 million in 2001 and $742,000 in 2000.  We anticipate our 2003 operating expenses, as a percentage of revenue, will decline slightly from current levels.

Interest expense as a percentage of revenue has declined over the last three years to 1.2 percent in 2002, compared with 1.8 percent in 2001 and 2.4 percent in 2000.  Lower interest rates, along with a significant reduction in our average long-term debt outstanding, has caused our interest expense to decline during the last two years.  We reduced our long-term debt in 2002 by $11.5 million and in 2001 by $14.8 million.  We use long-term debt to finance our purchase of revenue equipment.  We anticipate interest expense in 2003 as a percentage of revenue will remain at 2002 levels or will decrease to the extent we continue reducing our long-term debt, assuming interest rates do not rise in 2003.  Interest income increased significantly in 2002 due to an increase in the number of tractors leased under direct financing lease transactions to independent contractors.  We expect interest income to remain at current levels in 2003.

Our effective income tax rate was 38 percent in each of the last three years.  We anticipate our effective income tax rate will remain at approximately 38 percent in 2003.

Inflation affects most of our operating expenses.  The impact of inflation, however, was minimal during the three years ended December 31, 2002.

Capital Resources and Liquidity

Our operating activities provided net cash of $38.1 million in 2002, compared with net cash provided of $40.3 million in 2001 and $27.1 million in 2000.  The nature of our business requires us to continually update and expand our fleet with new, more efficient revenue equipment.  Investments in property and equipment and other assets used net cash of $29.4 million in 2002, $23.7 million in 2001 and $45.9 million in 2000.  Financing activities, primarily changes in long-term debt, used net cash of $10.8 million in 2002 and $14.6 million in 2001 and generated net cash of $18.8 million in 2000.  Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt.

Our cash management practices utilize our unsecured committed credit facility to minimize both cash and debt balances.  We maintain an unsecured committed credit facility in the amount of $60.0 million with two banks.  At December 31, 2002, we had under this facility a principal balance of $32.2 million outstanding, letters of credit totaling $3.2 million outstanding and borrowing capacity available to us of $24.6 million.  This facility matures in January 2004 and bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate for the facility was 2.8 percent at December 31, 2002).  We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $21.4 million at December 31, 2002.  These notes mature in October 2008, require annual principal payments of $3.57 million which began in October 2002 and bear interest at a fixed rate of 6.78 percent.  We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at December 31, 2002.  These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004 and bear interest at a fixed rate of 8.57 percent.  Our total long-term debt as of December 31, 2002 was $63.6 million, with $3.57 million maturing in October 2003.

Our unsecured committed credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25 percent of our net income from the prior fiscal year.  The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage and interest coverage ratios.  We were in compliance with all such debt covenants at December 31, 2002.

We have $9.1 million in direct financing lease receivables from independent contractors as of December 31, 2002, compared with $4.8 million in receivables as of December 31, 2001.  These leases, which are collateralized by the tractors leased, are used to attract and retain qualified independent contractors.

We repurchased 120,000 shares of our common stock during 2000.  The repurchased shares have been retired, reducing stockholders’ equity by $1.69 million in 2000.  We sold our maintenance facility in Georgia and purchased a new maintenance facility, which is also in Georgia, during 2000 for a net cash payment of approximately $900,000.  Cash flows from operations and proceeds from long-term debt were used to fund these expenditures.

We are committed to:  (a) purchase $4.8 million of new revenue equipment in 2003; (b) provide revolving loans to MW Logistics, LLC totaling $1.25 million through 2003; and (c) operating lease obligations totaling $355,000 through 2004.

We have historically met and expect to meet our working capital requirements by effectively utilizing our operating profits and our unsecured committed credit facility, maintaining short turnover in accounts receivable and adhering to prudent cash management practices.  We have not used and do not anticipate using short-term borrowings to meet working capital needs.  We believe our liquidity will adequately meet expected near-term operating requirements.

The following is a summary of our contractual obligations as of December 31, 2002:

	Payments Due By Period
(In thousands)	2003	2004 and 2005	2006 and 2007	Thereafter	Total
Long-term debt obligations	$3,571	$42,200	$10,000	$7,858	$63,629
Purchase obligations for revenue equipment	4,837	—	—	—	4,837
Operating lease obligations	232	123	—	—	355
Total	$8,640	$42,323	$10,000	$7,858	$68,821

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements during the three years ended December 31, 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances.  Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures.  Changes in future economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.  Accordingly, actual results could differ from those anticipated.  A summary of significant accounting policies followed in preparation of the financial statements is contained in Note 1 to the financial statements.  Other footnotes describe various elements of the financial statements and the assumptions upon which specific amounts were determined.

Our critical accounting policies include the following:

“Revenue Recognition.”  We record revenue and related expenses on the date shipment of freight is completed.

“Insurance and Claims.”  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and our ongoing review.  However, we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $3.2 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We reserve currently for anticipated losses.  The insurance and claims accruals in our balance sheets, which were $12.9 million as of December 31, 2002 and $9.0 million as of December 31, 2001, are computed by applying a combination of our internal and industry historical loss development factors to our identified losses.  We periodically evaluate and adjust our insurance and claims accruals for changes in identified losses and in historical loss development factors.  We believe that these loss development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims.  Ultimate results could differ from these current estimates.

“Property and Equipment.”  The transportation industry requires significant capital investments in revenue equipment.  Our net property and equipment was $159.8 million as of December 31, 2002 and $161.7 million as of December 31, 2001.  Our depreciation expense was $27.7 million for 2002, $27.0 million for 2001 and $25.2 million for 2000.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-

line method over its estimated useful life.  We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology.  We believe that our past estimates have been reasonable, as evidenced by our gains and losses on disposition of revenue equipment.  Ultimate results could differ from these current estimates.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Related Party Transactions

We purchase fuel, tires and related services from a company in which one of our directors is the president and a stockholder.  Our payments to that company were $2.2 million in 2002, $1.7 million in 2001 and $2.2 million in 2000.

We acquired a 45 percent equity interest in MW Logistics, LLC, or MWL, through an investment of $500,000 in November 2001.  We earned $6.3 million of our revenue in 2002 and $1.5 million of our revenue in 2001 through transportation services arranged by MWL, a provider of logistics services to the transportation industry.  We also have a trade receivable of $1.1 million from MWL as of December 31, 2002.  We have a commitment subject to restrictive covenants through March 2003 to provide revolving loans to MWL in the amount of $1.25 million.  We have informed MWL that we do not intend to call for payment of this loan before January 1, 2004.  The balance of our revolving loan receivable from MWL was $290,000 as of December 31, 2002.

We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees.  This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee.  We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required.  We did not have any guarantees, including indirect guarantees of indebtedness of others, as of December 31, 2002 which would require disclosure under Interpretation No. 45.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  Forward-looking statements in this Annual Report include, but are not limited to, the following: the statement regarding our expected operating revenue appearing in the first paragraph under “Results of Operations”; the statement regarding our anticipated operating expenses appearing in the third paragraph under “Results of Operations”; the statements regarding our anticipated interest expense and expected interest income appearing in the fourth paragraph under “Results of Operations”; the statement regarding our anticipated effective income tax rate appearing in the fifth paragraph under “Results of Operations”; the statement regarding the adequacy of our liquidity appearing in the seventh paragraph under “Capital Resources and Liquidity”; and the additional statements set forth below in this “Forward-Looking Statements and Risk Factors” section.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors and risks, including but not limited to those discussed below.

We face accident risks, and our insurance costs are affecting our profitability.  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for anticipated losses.  The insurance and claims reserves are periodically evaluated and adjusted to reflect our experience.  However, ultimate results could differ from these current estimates and we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results.  In addition, our operating ratio has deteriorated in the last two years, in large part due to significant increases in our insurance and claims expense.  Higher insurance premiums and claim retention levels along with an increase in accident and cargo claims caused this expense to significantly increase in 2002 and 2001.  Any future increase in our insurance and claims expense would have a negative impact on our profitability.

Increases in diesel fuel prices may adversely affect our profitability.  Our operations are heavily dependent upon the use of diesel fuel.  Fuel and fuel taxes expense represented 14.8 percent of our total operating revenue during 2002.  The price and availability of diesel fuel can vary.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  However, there can be no assurance that we will be able to collect fuel surcharges in the future.

Our industry is prone to employee and independent contractor driver shortages and  high turnover rates.  We and others in our industry often face employee and independent contractor driver shortages.  Due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically.  Accordingly, we may face difficulty increasing the number of our independent contractor drivers in 2003, which is one of our principal sources of planned growth for 2003.  In addition, we, along with others in our industry, face high turnover rates of drivers.  Our turnover of drivers and independent contractors was 50 percent in 2002.  Based on industry surveys, we believe our driver turnover rate is in line with the industry.  We believe that several factors, including our compensation structure for both employee drivers and independent contractors, will enable us to attract and retain high quality drivers and independent contractors.  However, we expect recruiting competition to remain high.  If we are unable to hire and retain sufficient numbers of drivers, our business could suffer.

We operate in a highly competitive and highly regulated industry, and the actions of competitors and regulatory officials could harm our business.  The trucking industry is highly competitive and contains relatively low barriers to entry.  Trucking firms with which we compete, as well as new market entrants, could attempt to underprice us or otherwise reduce or eliminate our business opportunities.  For freight not requiring protective service trailers, our competitors also include dry freight truckload carriers and railroads.  Additionally, we operate in a highly regulated industry.  We are regulated by the DOT, FHWA and state and local authorities along our routes.  We must comply with the rules and regulations of the regulatory agencies governing us in order to maintain our operating authority.  Any disruption in our operating authority could have a material adverse effect on our business.

We are subject to new EPA regulations that will impact our fleet.  The Environmental Protection Agency, or EPA, recently adopted engine emission standards for newly manufactured truck engines.  Engines manufactured in or after October 2002 are subject to these new standards.  Compliance likely will cause tractor costs to increase substantially, with respect to acquisition costs, fuel efficiency and maintenance expenses.  To mitigate the immediate impact of these regulations, we increased our purchase of tractors manufactured prior to October 2002.  We do not anticipate significant purchases of tractors in 2003, but will need to purchase EPA-compliant engines in 2004 and beyond.

We face general economic risk.  The success of our business depends in large part on general business conditions of our customers and general and regional economic conditions.  If the economy slows, our customers may be expected to ship less volume or seek lower rates.  On the other hand, if the economy improves and unemployment rates decrease, it generally increases the trucking industry’s driver shortage.  Many other economic conditions affect our business, including fuel prices, possible military action in Iraq and elsewhere, acts or threats of terrorism, interest rates and tax rates.  Because we cannot control the economy, our business is subject to general economic volatility.  One particular area of volatility we face is volatility in the market for revenue equipment.  The transportation industry requires significant capital investments in revenue equipment.  As we replenish our fleet with new tractors and trailers, we dispose of our used revenue equipment.  If we overestimate the salvage value of our used revenue equipment, it would cause a future loss on disposition of our revenue equipment.

Seasonality and the impact of weather can affect our profitability.  Historically, the trucking industry has experienced seasonal fluctuations in revenue and expenses.  We normally experience revenue declines after the winter holiday season as customers reduce shipments.  The weather can also affect us.  Generally, operating expenses temporarily increase in the winter due to reduced fuel efficiency and additional maintenance cost.  Poor weather can increase our operating expenses, which in turn can decrease our profitability.  Accordingly, prolonged poor weather can have an adverse effect on our business.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our operations are heavily dependent upon the use of diesel fuel.  Fuel and fuel taxes expense represented 14.8 percent of our total operating revenue during 2002.  The price and availability of diesel fuel can vary.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.

We previously utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by December 31, 2002.  Effective January 1, 2001, we began recognizing the fair market value of commodity swap agreements.  The swap agreements were marked to market each quarter.  During 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and expiration of the remaining notional amount on our commodity swap agreements from January 1, 2002 to December 31, 2002.

Interest Rate Risk

Our credit facility described in Note 3 to the financial statements carries interest rate risk.  Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the bank’s Prime Rate.  Should the lenders’ Prime Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly.  As of December 31, 2002, we had borrowed $32.2 million subject to interest rate risk.  On this amount, each 100 basis point increase in the interest rate would cost us $322,000 in additional gross interest cost on an annual basis.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying balance sheet of Marten Transport, Ltd. (the “company”) as of December 31, 2002, and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the company as of December 31, 2001 and for the two-year period then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Minneapolis, Minnesota

January 22, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP which report has not been reissued by Arthur Andersen LLP.  The report refers to financial statements which are not included herein.

Report of independent public accountants

To Marten Transport, Ltd.:

We have audited the accompanying balance sheets of Marten Transport, Ltd. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota,

January 18, 2002

MARTEN TRANSPORT, LTD.

Balance Sheets

	December 31,
(In thousands, except share and per share information)	2002	2001
ASSETS
Current assets:
Cash	$—	$1,990
Receivables:
Trade, less allowances of $892 and $868, respectively	30,627	27,295
Other	6,561	4,477
Prepaid expenses and other	7,832	7,488
Deferred income taxes	4,311	3,297
Total current assets	49,331	44,547
Property and equipment:
Revenue equipment	233,490	223,850
Buildings and land	8,003	7,993
Office equipment and other	7,338	7,193
Less accumulated depreciation	(89,003)	(77,301)
Net property and equipment	159,828	161,735
Other assets	6,859	4,011
	$216,018	$210,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$130	$—
Accounts payable	4,919	5,431
Insurance and claims accruals	12,915	8,984
Accrued liabilities	10,625	9,176
Current maturities of long-term debt	3,571	3,571
Total current liabilities	32,160	27,162
Long-term debt, less current maturities	60,058	71,545
Deferred income taxes	44,580	39,187
Total liabilities	136,798	137,894
Commitments and contingencies (Notes 4 and 11)
Stockholders’ equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 4,241,995 and 4,202,395 shares issued and outstanding	42	42
Additional paid-in capital	10,822	10,228
Retained earnings	68,356	62,383
Accumulated other comprehensive loss	—	(254)
Total stockholders’ equity	79,220	72,399
	$216,018	$210,293

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2002	2001	2000
Operating revenue	$293,096	$282,764	$260,797
Operating expenses (income):
Salaries, wages and benefits	89,941	86,220	75,076
Purchased transportation	67,359	61,508	61,096
Fuel and fuel taxes	43,339	45,356	41,880
Supplies and maintenance	21,792	22,537	18,849
Depreciation	27,706	26,989	25,154
Operating taxes and licenses	5,136	5,184	4,953
Insurance and claims	14,870	10,337	5,883
Communications and utilities	3,002	3,121	2,938
Loss (gain) on disposition of revenue equipment	26	(1,149)	(742)
Other	8,064	7,554	7,019
	281,235	267,657	242,106
Operating income	11,861	15,107	18,691
Other expenses (income):
Interest expense	3,479	5,114	6,242
Interest income	(1,252)	(513)	(338)
	2,227	4,601	5,904
Income before income taxes	9,634	10,506	12,787
Provision for income taxes	3,661	3,992	4,859
Net income	$5,973	$6,514	$7,928
Basic earnings per common share	$1.41	$1.56	$1.88
Diluted earnings per common share	$1.37	$1.54	$1.88

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share information)			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Income

	Common Stock
	Shares	Amount
Balance at December 31, 1999	4,300,145	$43	$9,934	$49,628	$—	$59,605
Net income	—	—	—	7,928	—	7,928	$7,928
Repurchase of common stock	(120,000)	(1)	—	(1,687)	—	(1,688)
Comprehensive income							7,928
Balance at December 31, 2000	4,180,145	42	9,934	55,869	—	65,845
Net income	—	—	—	6,514	—	6,514	6,514
Issuance of common stock	22,250	—	294	—	—	294
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(81)	(81)	(81)
Comprehensive income							6,260
Balance at December 31, 2001	4,202,395	42	10,228	62,383	(254)	72,399
Net income	—	—	—	5,973	—	5,973	5,973
Issuance of common stock	39,600	—	594	—	—	594
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							$6,227
Balance at December 31, 2002	4,241,995	$42	$10,822	$68,356	$—	$79,220

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$5,973	$6,514	$7,928
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	27,706	26,989	25,154
Loss (gain) on disposition of revenue equipment	26	(1,149)	(742)
Deferred tax provision	4,379	4,148	6,007
Changes in other current operating items:
Receivables	(4,714)	1,907	(5,814)
Prepaid expenses and other	(344)	707	(724)
Accounts payable	(512)	53	(664)
Other current liabilities	5,634	1,127	(4,060)
Net cash provided by operating activities	38,148	40,296	27,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue equipment additions	(39,768)	(31,461)	(53,875)
Proceeds from revenue equipment dispositions	11,201	9,776	11,168
Buildings and land, office equipment and other additions, net	(260)	(379)	(2,370)
Net change in other assets	(548)	(1,599)	(841)
Net cash used for investing activities	(29,375)	(23,663)	(45,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	70,300	68,600	107,350
Repayment of long-term borrowings	(81,787)	(83,385)	(86,707)
Issuance of common stock	594	294	—
Repurchase of common stock	—	—	(1,688)
Change in net checks issued in excess of cash balances	130	(152)	(122)
Net cash (used for) provided by financing activities	(10,763)	(14,643)	18,833
NET CHANGE IN CASH	(1,990)	1,990	—
CASH:
Beginning of year	1,990	—	—
End of year	$—	$1,990	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$3,583	$5,555	$5,557
Income taxes	$(1,288)	$(48)	$776

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$3,002	$874	$—

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

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2002	2001
License fees	$3,467	$2,977
Tires in service	1,980	1,882
Parts and tires inventory	1,211	1,315
Other	1,174	1,314
	$7,832	$7,488

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Net investment in direct financing leases: We have direct financing tractor lease receivables from independent contractors, which expire over the next five years.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance.  We maintain insurance coverage for per-incident and total losses in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for anticipated losses. The insurance and claims reserves are periodically evaluated and adjusted to reflect our experience.  Under agreements with our insurance carriers and regulatory authorities, we have $3.2 million in letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 11 percent and 9 percent of our revenue in 2002 from two single customers whose trade receivables each represented 10 percent of our trade receivables as of December 31, 2002.  We earned 12 percent and 11 percent of our revenue in 2001 from two single customers whose trade receivables represented 13 percent and 7 percent, respectively, of our trade receivables as of December 31, 2001.  We earned 15 percent and 11 percent of our revenue in 2000 from two single customers.

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

Accounting for stock-based compensation:  We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (Statement No. 148).  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123).  As of December 31, 2002, we have two stock-based employee compensation plans, which are described more fully in Note 8.  We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

(In thousands, except per share amounts)	2002	2001	2000
Net income, as reported	$5,973	$6,514	$7,928
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(217)	(204)	(203)
Pro forma net income	$5,756	$6,310	$7,725

Earnings per common share:
Basic-as reported	$1.41	$1.56	$1.88
Basic-pro forma	$1.36	$1.51	$1.83
Diluted-as reported	$1.37	$1.54	$1.88
Diluted-pro forma	$1.33	$1.50	$1.83

The weighted-average fair value as of the date of grant was $6.70 per share for options granted during 2002, $6.84 per share for options granted during 2001 and $6.49 per share for options granted during 2000.  The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected option life in years	6	7	7
Risk-free interest rate percentage	4.2	4.9	6.2
Expected stock price volatility percentage	32	33	33
Expected dividend payments	—	—	—

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (Statement No. 131).  Statement No. 131 establishes accounting standards for segment reporting.  We operate in a single segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

Use of estimates: We must make estimates and assumptions to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the financial statements.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

Reclassifications:  Certain amounts in the 2001 and 2000 financial statements have been reclassified to be consistent with the 2002 presentation.  These reclassifications do not have a material effect on the financial statements.

2.  Net Investment in Direct Financing Leases

As of December 31, the components of the net investment in direct financing leases consisted of the following:

(In thousands)	2002	2001
Total minimum lease payments to be received	$11,920	$6,356
Less: unearned income	(2,819)	(1,552)
Net investment in direct financing leases	$9,101	$4,804

The current portion of our lease receivables is included in other receivables in the accompanying balance sheets.  The long-term portion of our lease receivables is included in other assets in the accompanying balance sheets.

As of December 31, 2002, minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $3,953,000 in 2003, $3,766,000 in 2004, $2,665,000 in 2005, $1,119,000 in 2006 and $417,000 in 2007.

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2002	2001
Unsecured committed credit facility in the amount of $60 million with banks maturing in January 2004 and bearing variable interest based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate for the facility was 2.8% at December 31, 2002)	$32,200	$40,116
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million which began in October 2002 and bearing fixed interest at 6.78%	21,429	25,000
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million beginning in April 2004 and bearing fixed interest at 8.57%	10,000	10,000
Total long-term debt	63,629	75,116
Less current maturities of long-term debt	3,571	3,571
Long-term debt, less current maturities	$60,058	$71,545

An additional $24.6 million of financing was available to us as of December 31, 2002 under our unsecured committed credit facility.

Our unsecured committed credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25 percent of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage and interest coverage ratios.  We were in compliance with all such debt covenants at December 31, 2002.

Maturities of long-term debt at December 31, 2002, are as follows:

(In thousands)	Amount
2003	$3,571
2004	37,200
2005	5,000
2006	5,000
2007	5,000
Thereafter	7,858
$63,629

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2002:

(a) We purchase fuel, tires and related services from a company in which one of our directors is the president and a stockholder.  Our payments to that company were $2.2 million in 2002, $1.7 million in 2001 and $2.2 million in 2000.

(b) We acquired a 45 percent equity interest in MW Logistics, LLC, or MWL, through an investment of $500,000 in November 2001.  We earned $6.3 million of our revenue in 2002 and $1.5 million of our revenue in 2001 through transportation services arranged by MWL, a provider of logistics services to the transportation industry.  We also have a trade receivable of $1.1 million from MWL as of December 31, 2002.  We have a commitment subject to restrictive covenants through March 2003 to provide revolving loans to MWL in the amount of $1.25 million.  We have informed MWL that we do not intend to call for payment of this loan before January 1, 2004.  The balance of our revolving loan receivable from MWL was $290,000 as of December 31, 2002.

We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

5.  Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

(In thousands)	2002	2001	2000
Current:
Federal	$(576)	$(363)	$(999)
State	14	51	(149)
	(562)	(312)	(1,148)
Deferred:
Federal	3,605	3,698	5,020
State	618	606	987
	4,223	4,304	6,007
Total provision	$3,661	$3,992	$4,859

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2002	2001	2000
Statutory federal income tax rate	34%	34%	34%
Increase in taxes arising from:
State income taxes, net of federal income tax benefit	4	4	4
Effective tax rate	38%	38%	38%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2002	2001
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$6,608	$4,781
State income tax deduction for financial reporting in excess of tax	2,081	1,871
Alternative minimum tax credit	593	1,419
Net operating loss carryforwards	185	1,396
Other	5	157
	9,472	9,624
Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	46,230	43,585
Prepaid licenses and use tax expensed for income tax purposes and capitalized for financial reporting	2,297	1,150
Capital leases receivable for financial reporting in excess of tax	1,214	289
Other	—	490
	49,741	45,514
Net deferred tax liability	$40,269	$35,890

As of December 31, 2002, we have state net operating loss carryforwards of $2.7 million, expiring in the years 2005 through 2021, and alternative minimum tax credits of $593,000, which carry forward indefinitely.  We have not provided a valuation allowance against deferred tax assets at December 31, 2002 or 2001.

6.  Common Stock Repurchase

In November 1999, our board of directors approved the repurchase of up to 300,000 shares of our common stock in the open market.  Under this program, we repurchased 60,000 shares of our common stock in February 2000 at $14.125 per share, and 60,000 shares in June 2000 at $14 per share.  The 120,000 shares have been retired, reducing stockholders’ equity by $1.69 million.

7.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2002	2001	2000
Numerator:
Net income	$5,973	$6,514	$7,928
Denominator:
Basic earnings per common share - weighted-average shares	4,235	4,182	4,215
Effect of dilutive stock options	116	55	13
Diluted earnings per common share - weighted-average shares and assumed conversions	4,351	4,237	4,228
Basic earnings per common share	$1.41	$1.56	$1.88
Diluted earnings per common share	$1.37	$1.54	$1.88

Options totaling 7,500 shares in 2002, 36,250 shares in 2001 and 321,250 shares in 2000 were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

8.  Employee Benefits

Stock Incentive Plans - Under our Stock Incentive Plan adopted in 1995, officers, directors and  employees may be granted incentive and non-statutory stock options.  Incentive stock option prices must be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option prices must be at least 85 percent of the fair market value of our common stock on the date the option is granted.  Stock options expire within 10 years after the date of grant. The plan also allows for stock appreciation rights, restricted stock awards, performance units and stock bonuses, none of which have been awarded as of December 31, 2002.  The maximum number of shares of common stock available for issuance under the plan is 750,000 shares.

In 1986, we adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan allowing for the grant of options.  The option prices must be at least the fair market value of our common stock on the date of grant.  In these plans, 375,000 shares of common stock are available for issuance to officers, directors and employees. Options under the Incentive Stock Option Plan expire within 10 years after the date of grant.  Options under the Non-Statutory Stock Option Plan expire within 10 years and one month after the date of grant.  As of December 31, 2002, there were 15,000 shares reserved for issuance under options outstanding under the 1986 plans.  These plans expired in 1996, and no additional options will be granted under them.

As of December 31, stock option activity under our plans was as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	490,750	$13.52	485,500	$13.25	400,500	$13.21
Granted	45,000	16.97	37,500	15.14	105,000	13.48
Exercised	(39,600)	13.54	(22,250)	10.45	—	—
Forfeited	—	—	(10,000)	13.54	(20,000)	13.69
Outstanding, end of year	496,150	13.83	490,750	13.52	485,500	13.25
Exercisable, end of year	397,150	13.56	382,750	13.45	353,500	13.26

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2002:

	Range of Exercise Price
	$8.08	$11.75 to $14.88	$16.00 to $18.45	Total
Options outstanding:
Number of shares	15,000	409,900	71,250	496,150
Weighted-average remaining contractual life	4.1 years	4.4 years	8.6 years	5.0 years
Weighted-average exercise price	$8.08	$13.48	$17.07	$13.83
Options exercisable:
Number of shares	15,000	352,900	29,250	397,150
Weighted-average exercise price	$8.08	$13.53	$16.68	$13.56

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Each participant was able to contribute up to the limit set by law of $11,000 in 2002.  We contribute 25 percent of each participant’s contribution, up to a total of 4 percent contributed.  Our contribution vests at the rate of 20 percent per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective contributions were not made in 2002, 2001 or 2000.  Total expense recorded for the plan was $300,000 in 2002, $318,000 in 2001 and $210,000 in 2000.

Stock Purchase Plans - An Employee Stock Purchase Plan and an Independent Contractor Stock Purchase Plan are sponsored to encourage employee and independent contractor ownership of our common stock. Eligible participants specify the amount of regular payroll or contract payment deductions and voluntary cash contributions that are used to purchase shares of our common stock.  The purchases are made at the market price on the open market.  We pay the broker’s commissions and administrative charges for purchases of common stock under the plans.

9.  Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board in 1998.  Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value.  Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For hedges which meet the criteria, the derivative instrument’s gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) included in stockholders’ equity, rather than current earnings.

Previously, we utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by December 31, 2002.  These agreements met the specific hedge accounting criteria and therefore constituted cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and was recognized into current earnings in the same period or periods during which the hedged transactions affected current earnings.  No ineffectiveness was recognized in current earnings during 2002 or 2001.

The effect of our adoption of Statement No. 133 on January 1, 2001, was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During 2001, accumulated other comprehensive loss increased by $131,000 ($81,000 net of income tax benefit)  to reflect an unrealized loss and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001 to December 31, 2001.  During 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and expiration of the remaining notional amount on our commodity swap agreements from January 1, 2002 to December 31, 2002.

10.  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $65.0 million at December 31, 2002, and $74.7 million at December 31, 2001.  The fair value was estimated using discounted cash flow analysis.  Current borrowing rates for similar long-term debt were used in this analysis.

11.  Commitments and Contingencies

We are committed to:  (a) purchase $4.8 million of new revenue equipment in 2003; (b) provide revolving loans to MW Logistics, LLC totaling $1.25 million through 2003 (see Note 4); and (c) operating lease obligations totaling $355,000 through 2004.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

12.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2002 and 2001:

2002 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$67,998	$74,031	$74,736	$76,331	$293,096
Operating income	1,836	5,169	3,480	1,376	11,861
Net income	689	2,841	1,864	579	5,973
Basic earnings per common share	.16	.67	.44	.14	1.41
Diluted earnings per common share	.16	.65	.43	.13	1.37

2001 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$69,967	$71,653	$70,757	$70,387	$282,764
Operating income	4,117	4,317	3,673	3,000	15,107
Net income	1,648	1,922	1,622	1,322	6,514
Basic earnings per common share	.39	.46	.39	.32	1.56
Diluted earnings per common share	.39	.46	.38	.31	1.54

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed Arthur Andersen LLP as our independent accountants on July 3, 2002, as reported in a Form 8-K, dated July 9, 2002, that we previously filed with the Securities and Exchange Commission, or Commission.  We engaged KPMG LLP as our new independent accountants on July 3, 2002.  Our Audit Committee recommended and approved the decision to change independent accountants.

The reports of Arthur Andersen LLP on our financial statements as of and for the years ended December 31, 2001 and December 31, 2000, the two most recent fiscal years, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with its audits for the 2001 and 2000 fiscal years, and through July 3, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to such disagreements in their reports on the financial statements for such years and subsequent interim period.  Additionally, during the 2001 and 2000 fiscal years, and through July 3, 2002, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.  Arthur Andersen LLP furnished us with, and we filed as an Exhibit to our Form 8-K and as Exhibit 16.1 to this Report, a letter addressed to the Commission stating that it agrees with the above statements.

In our two most recent fiscal years, and through July 3, 2002, we did not consult with KPMG LLP regarding the following: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided to us that KPMG LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2003 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2003 Proxy Statement is incorporated in this Report by reference.

D.    Audit Committee Financial Expert.

The information in the “Election of Directors—Additional Information About the Board of Directors” section of our 2003 Proxy Statement is incorporated in this Report by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2003 Proxy Statement is incorporated in this Report by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits — Equity Compensation Plan Information” sections of our 2003 Proxy Statement is incorporated in this Report by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the “Certain Transactions” section of our 2003 Proxy Statement is incorporated in this Report by reference.

ITEM 14.         CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c).  We performed this evaluation under the supervision of, and with participation from, our President and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, we, as well as our President and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, and therefore we believe that our disclosure controls and procedures remain effective.  Because we have not detected any significant deficiencies or material weaknesses in our controls, we have not taken any corrective actions.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
				Page
	(a)	1.	Financial Statements (See Part II, Item 8 of this Report):

			Independent Auditors’ Report	14

			Balance Sheets as of December 31, 2002 and 2001	16

			Statements of Operations for the years ended December 31, 2002, 2001 and 2000	17

			Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	18

			Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	19

			Notes to Financial Statements	20

		2.	Financial Statement Schedules:

.			None

		3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 36 through 38.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 21, 2003.  Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

			The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):

			(1) Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

			(2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

			(3) Employment Agreement, dated May 1, 1993, with Darrell D. Rubel.

			(4) Marten Transport, Ltd. 1995 Stock Incentive Plan.

			Amendment to Employment Agreement, dated January 27, 1999, with Darrell D. Rubel.

	(b)		Reports on Form 8-K filed in the fourth quarter of 2002:

			None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2003, by the following persons on behalf of  the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, President (Principal Executive Officer) and Director
Randolph L. Marten

/s/ Darrell D. Rubel	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary (Principal Financial and Accounting Officer) and Director
Darrell D. Rubel

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Christine K. Marten	Director
Christine K. Marten

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE

SARBANES-OXLEY ACT OF 2002

I, Randolph L. Marten, certify that:

1.               I have reviewed this annual report on Form 10-K of Marten Transport, Ltd.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Randolph L. Marten
Randolph L. Marten
President

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE

SARBANES-OXLEY ACT OF 2002

I, Darrell D. Rubel, certify that:

1.               I have reviewed this annual report on Form 10-K of Marten Transport, Ltd.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President and Treasurer
(Chief Financial Officer)

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2002

Item No.	Item	Filing Method
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 33-75648).

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 33-75648).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Certificate of Incorporation of the Company	See Exhibit 3.1 above.

4.3	Bylaws of the Company	See Exhibit 3.2 above.

9.1	Voting Trust Agreement dated February 14, 1983, as amended	Incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

9.2	Agreement regarding Voting Trust Agreement, dated May 4, 1993	Incorporated by reference to Exhibit 19.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).

10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).

10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-15010).

10.3	Stock Restriction Agreement among Roger R. Marten, Randolph L. Marten and Darrell D. Rubel	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

10.4	Employment Agreement dated May 1, 1993, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).

10.5	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

Item No.	Item	Filing Method
10.6	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.7	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.8	Amendment to Employment Agreement, dated January 27, 1999, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15010).

10.9	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).

10.10	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.11	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.12	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.13	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.14	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).

10.15	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-15010).

Item No.	Item	Filing Method
10.16	Sixth Amendment to Credit Agreement, dated January 14, 2002, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-15010).

16.1	Letter from Arthur Andersen LLP dated July 9, 2002, regarding change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed July 10, 2002 (File No. 0-15010).

23.1	Consent of KPMG LLP	Filed with this Report.

99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.