Form 10-Q
period 2003-03-31
MARTEN TRANSPORT LTD
filed 2003-05-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2003

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 4,253,495 as of May 2, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share information)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$719	$—
Receivables:
Trade, net	31,616	30,627
Other	5,245	6,561
Prepaid expenses and other	8,553	7,832
Deferred income taxes	4,896	4,311

Total current assets	51,029	49,331

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	254,071	248,831
Accumulated depreciation	(93,202)	(89,003)

Net property and equipment	160,869	159,828

Other assets	6,237	6,859

TOTAL ASSETS	$218,135	$216,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$130
Accounts payable and accrued liabilities	16,706	15,544
Insurance and claims accruals	13,337	12,915
Current maturities of long-term debt	3,571	3,571

Total current liabilities	33,614	32,160

Long-term debt, less current maturities	58,357	60,058
Deferred income taxes	45,395	44,580

Total liabilities	137,366	136,798

Stockholders’ equity:
Common stock, $.01 par value per share,10,000,000 shares authorized, 4,251,995 and 4,241,995 shares issued and outstanding	43	42
Additional paid-in capital	10,973	10,822
Retained earnings	69,753	68,356

Total stockholders’ equity	80,769	79,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,135	$216,018

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING REVENUE	$79,321	$67,998

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	23,680	22,442
Purchased transportation	17,764	15,079
Fuel and fuel taxes	14,340	9,783
Supplies and maintenance	5,942	4,937
Depreciation	7,289	6,862
Operating taxes and licenses	1,399	1,204
Insurance and claims	3,695	3,450
Communications and utilities	801	711
Gain on disposition of revenue equipment	(87)	(58)
Other	1,842	1,752

Total operating expenses	76,665	66,162

OPERATING INCOME	2,656	1,836

OTHER EXPENSES (INCOME):
Interest expense	780	952
Interest income	(377)	(227)

INCOME BEFORE INCOME TAXES	2,253	1,111

PROVISION FOR INCOME TAXES	856	422

NET INCOME	$1,397	$689

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.32	$0.16

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share information)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Income
	Common Stock
	Shares	Amount
Balance at December 31, 2001	4,202,395	$42	$10,228	$62,383	$(254)	$72,399
Net income	—	—	—	689	—	689	$689
Issuance of common stock	35,000	—	522	—	—	522
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	252	252	252
Comprehensive income							941
Balance at March 31, 2002	4,237,395	42	10,750	63,072	(2)	73,862
Net income	—	—	—	5,284	—	5,284	5,284
Issuance of common stock	4,600	—	72	—	—	72
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	2	2	2
Comprehensive income							5,286
Balance at December 31, 2002	4,241,995	42	10,822	68,356	—	79,220
Net income	—	—	—	1,397	—	1,397	1,397
Issuance of common stock	10,000	1	151	—	—	152
Comprehensive income							$1,397
Balance at March 31, 2003	4,251,995	$43	$10,973	$69,753	$—	$80,769

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$1,397	$689
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,289	6,862
Gain on disposition of revenue equipment	(87)	(58)
Deferred tax provision	230	618
Changes in other current operating items	1,190	(3,390)
Net cash provided by operating activities	10,019	4,721

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(8,146)	(2,187)
Buildings and land, office equipment, and other additions, net	(97)	(87)
Net change in other assets	622	(303
Net cash used for investing activities	(7,621)	(2,577)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Long-term borrowings	20,300	12,800
Repayment of long-term borrowings	(22,001)	(17,516)
Issuance of common stock	152	522
Change in net checks issued in excess of cash balances	(130)	60
Net cash used for financing activities	(1,679)	(4,134)

NET CHANGE IN CASH	719	(1,990)

CASH:
Beginning of period	—	1,990

End of period	$719	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$798	$963
Income taxes	$74	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$—	$1,306

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

(1)          Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented.  The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim financial statements should be read with reference to the financial statements and notes to financial statements in our 2002 Annual Report on Form 10-K.

(2)          Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of March 31, 2003, we have two stock-based employee compensation plans.  We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2003	2002
Net income, as reported	$1,397	$689
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(42)
Pro forma net income	$1,376	$647

Earnings per common share:
Basic-as reported	$0.33	$0.16
Basic-pro forma	$0.32	$0.15
Diluted-as reported	$0.32	$0.16
Diluted-pro forma	$0.32	$0.15

(3)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2003	2002
Numerator:
Net income	$1,397	$689
Denominator:
Basic earnings per common share - weighted-average shares	4,250	4,221
Effect of dilutive stock options	115	113
Diluted earnings per common share - weighted-average shares and assumed conversions	4,365	4,334

Basic earnings per common share	$0.33	$0.16
Diluted earnings per common share	$0.32	$0.16

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended March 31,
	2003	2002

Number of option shares	7,500	7,500
Weighted-average exercise price	$18.45	$18.45

(4)          Long-Term Debt

On March 29, 2003, we entered into an amendment to our unsecured committed credit facility.  This amendment decreased our total facility with our current banks from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants and extended the maturity of the facility to April 2006.

(5)          Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to be consistent with the 2003 presentation.  These reclassifications do not have a material effect on the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue for the first quarter of 2003 was $79.3 million, compared with $68.0 million for the first quarter of 2002.  Total miles traveled increased 9.5 percent over the comparable three-month period of 2002.  The increases in revenue and total miles traveled were primarily the result of transporting additional freight associated with increased business with existing and new customers and our larger fleet.  Higher fuel surcharges and freight rates, slightly offset by a decrease in equipment utilization, also contributed to our increased operating revenue.  Fuel surcharges increased operating revenue by $4.2 million in the first quarter of 2003, compared with an increase of $192,000 for the corresponding period of 2002.  Our contracts with customers provide for fuel surcharges based upon defined fluctuations in the price of diesel fuel.  Diesel fuel prices were significantly higher in the first quarter of 2003 than in the same period of 2002.  Operating revenue, net of fuel surcharges to our customers, increased 10.8 percent from the first quarter of 2002.  Average freight rates increased 1.2 percent and equipment utilization, measured by average miles traveled per tractor, decreased 1.3 percent from the first quarter of 2002.  We expect operating revenue, net of fuel surcharges, for the remainder of 2003 to exceed 2002 levels primarily due to increased business with existing and new customers and our larger fleet.

Operating expenses for the first quarter of 2003 were 96.7 percent of operating revenue, compared with 97.3 percent for the first quarter of last year.  This decrease in our operating ratio reflects our improved control of expenses.  The transportation of additional freight and expansion of our fleet, in addition to the items discussed below, increased our operating expenses during the first quarter of 2003.  Purchased transportation expense, net of fuel surcharges paid to independent contractors, increased 9.8 percent from the same period of 2002 due to an increase in the average number of independent contractor-owned vehicles.  Increases in the price of diesel fuel caused fuel surcharges paid to independent contractors to increase by $1.2 million from the first three months of 2002.  Independent contractors are responsible for their own salaries, wages and benefits expense, fuel and fuel taxes expense, and supplies and maintenance expense.  As a result, our use of independent contractors generally reduces our expenses in these categories as a percentage of revenue.  Fuel and fuel taxes expense increased 46.6 percent for the first quarter of 2003 due to a significant increase in the price of diesel fuel from the first quarter of last year.  Insurance and claims expense, which had increased significantly over the past several fiscal quarters, decreased to 4.7 percent of revenue for the first quarter of 2003, from 5.1 percent for the same period of 2002, principally due to an improvement in our accident and cargo claims experience.  We expect our operating expenses as a percentage of revenue will remain at or near current levels for the remainder of 2003.

Interest expense as a percentage of revenue decreased to 1.0 percent for the first quarter of 2003 from 1.4 percent for the first quarter of 2002 as a result of a reduction in our average long-term debt outstanding along with lower average interest rates.  We finance our revenue equipment purchases with long-term debt.  We expect interest expense for the remainder of 2003 as a percentage of revenue will remain at current levels or will decrease to the extent we continue reducing our long-term debt, assuming interest rates do not rise in 2003.  An increase in the number of tractors leased under direct financing lease transactions to independent contractors caused interest income to increase from the first quarter of the prior year.  We expect interest income to remain at, or decrease slightly from, current levels for the remainder of 2003.

Our effective tax rate was 38 percent for the first quarter of 2003 and the prior year.

Inflation affects most of our operating expenses.  The impact of inflation, however, was minimal during the first three months of 2003 and 2002.

Capital Resources and Liquidity

Our operating activities in the first quarter of 2003 provided net cash of $10.0 million, compared to $4.7 million provided in the first quarter of 2002.  This increase of $5.3 million was primarily attributable to an increase in net income of $.7 million and an additional $4.6 million in net cash provided by changes in other current operating items, including receivables, prepaid expenses and other, and accounts payable and accrued liabilities.  The nature of our business requires us to continually update and expand our fleet with new, more efficient revenue equipment.  Investments in property and equipment and other assets used net cash of $7.6 million in the first quarter of 2003 and $2.6 million in the first quarter of 2002.  Net cash of $1.7 million for the first quarter of 2003 and $4.1 million for the same period of 2002 was used for financing activities, primarily the net reduction of long-term borrowings.  Any future decrease in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt.

Our cash management practices utilize our unsecured committed credit facility to minimize both cash and debt balances.  We entered into an amendment to this facility on March 29, 2003.  The amendment decreased our total facility with our current banks from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants and extended the maturity of this facility to April 2006.  At March 31, 2003, we had under this facility a principal balance of $30.5 million outstanding, letters of credit totaling $3.8 million outstanding and borrowing capacity available to us of $10.7 million.  This facility bears interest at a variable rate based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate (weighted average rate for the facility was 2.6 percent at March 31, 2003).  In addition to this facility, we have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $21.4 million at March 31, 2003.  These notes mature in October 2008, require annual principal payments of $3.57 million which began in October 2002 and bear interest at a fixed rate of 6.78 percent.  We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at March 31, 2003.  These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004 and bear interest at a fixed rate of 8.57 percent.  Our total long-term debt as of March 31, 2003 was $61.9 million, with $3.57 million maturing in October 2003.

Our unsecured committed credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25 percent of our net income from the prior fiscal year.  The debt agreements discussed above also contain financial covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage and fixed charge coverage ratios.  We were in compliance with all such debt covenants at March 31, 2003.

We have $8.6 million in direct financing lease receivables from independent contractors as of March 31, 2003, compared with $9.1 million in receivables as of December 31, 2002.  These leases, which are collateralized by the tractors leased, are used to attract and retain qualified independent contractors.

We are committed to:  (a) purchase $5.9 million of new revenue equipment during the remainder of 2003; and (b) operating lease obligations totaling $273,000 through 2004.

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

The following is a summary of our contractual obligations as of March 31, 2003:

	Payments Due By Period
(In thousands)	Remainder of 2003	2004 and 2005	2006 and 2007	Thereafter	Total
Long-term debt obligations	$3,571	$10,000	$40,500	$7,857	$61,928
Purchase obligations for revenue equipment	5,949	—	—	—	5,949
Operating lease obligations	150	123	—	—	273
Total	$9,670	$10,123	$40,500	$7,857	$68,150

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements during the first three months of 2003 or 2002.

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

“Insurance and Claims.”  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  However, we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $3.8 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  The insurance and claims accruals in our balance sheets were $13.3 million as of March 31, 2003 and $12.9 million as of December 31, 2002.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors (or trends).  We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims.  Ultimate results could differ from these current estimates.

“Property and Equipment.”  The transportation industry requires significant capital investments in revenue equipment.  Our net property and equipment was $160.9 million as of March 31, 2003 and $159.8 million as of December 31, 2002.  Our depreciation expense was $7.3 million for the first quarter of 2003 and $6.9 million for the first quarter of 2002.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life.  We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology.  We believe that our past estimates have been reasonable, as evidenced by our gains and losses on disposition of revenue equipment.  Ultimate results could differ from these current estimates.

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

Related Party Transactions

We purchase fuel, tires and related services from a company in which one of our directors is the president and a stockholder.  Our payments to that company were $600,000 in the first quarter of 2003 and $450,000 in the first quarter of 2002.

We acquired a 45 percent equity interest in MW Logistics, LLC, or MWL, through an investment of $500,000 in November 2001.  We earned $2.6 million of our revenue in the first quarter of 2003 and $1.0 million of our revenue in the first quarter of 2002 through transportation services arranged by MWL, a provider of logistics services to the transportation industry.  We also have a trade receivable of $885,000 from MWL as of March 31, 2003.  We had a commitment subject to restrictive covenants which expired in March 2003 to provide revolving loans to MWL in the amount of $1.25 million.  We have informed MWL that we do not intend to call for payment of this loan before January 1, 2004.  The balance of our revolving loan receivable from MWL was $698,000 as of March 31, 2003.

We believe that these transactions with related parties are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  Forward-looking statements in this Quarterly Report include, but are not limited to, the following: the statement regarding our expected operating revenue appearing in the first paragraph under “Results of Operations”; the statement regarding our expected operating expenses appearing in the second paragraph under “Results of Operations”; the statements regarding our expected interest expense and expected interest income appearing in the third paragraph under “Results of Operations”; the statement regarding the adequacy of our liquidity appearing in the sixth paragraph under “Capital Resources and Liquidity”; and the additional statements set forth below in this “Forward-Looking Statements and Risk Factors” section.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors and risks, including but not limited to those discussed below.

We face accident risks, and our insurance costs affect our profitability.  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors (or trends).  However, ultimate results could differ from these current estimates and we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results.  For example, our operating ratio deteriorated in 2002 and 2001, in large part due to significant increases in our insurance and claims expense.  Higher insurance premiums and risk retention levels along with an increase in accident and cargo claims caused this expense to significantly increase in 2002 and 2001.  Our insurance and claims expense improved in the quarter ended March 31, 2003, but any future increase in our insurance and claims expense would have a negative impact on our profitability.

Increases in diesel fuel prices may adversely affect our profitability.  Our operations are heavily dependent upon the use of diesel fuel.  Fuel and fuel taxes expense represented 18.1 percent of our total operating revenue during the first quarter of 2003, compared to 14.4 percent for the comparable period of 2002.  The price and availability of diesel fuel can vary.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  However, there can be no assurance that we will be able to collect fuel surcharges in the future.

Our industry is prone to employee and independent contractor driver shortages and high turnover rates.  We and others in our industry often face employee and independent contractor driver shortages.  Due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically.  Accordingly, we may face difficulty increasing the number of our independent contractor drivers in the remainder of 2003, which is one of our principal sources of planned growth for 2003.  In addition, we, along with others in our industry, face high turnover rates of drivers.  Our annual turnover of drivers and independent contractors was 58 percent in the first quarter of 2003.  Based on industry surveys, we believe our driver turnover rate is in line with the industry.  We believe that several factors, including our compensation structure for both employee drivers and independent contractors, will enable us to attract and retain high quality drivers and independent contractors.  However, we expect recruiting competition to remain high.  If we are unable to hire and retain sufficient numbers of drivers, our business could suffer.

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

We are subject to new EPA regulations that will impact our fleet.  The Environmental Protection Agency, or EPA, recently adopted engine emission standards for newly manufactured truck engines.  Engines manufactured in or after October 2002 are subject to these new standards.  Compliance likely will cause tractor costs to increase substantially with respect to acquisition costs, fuel efficiency and maintenance expenses.  To mitigate the immediate impact of these regulations, we increased our purchase of tractors manufactured prior to October 2002.  We do not anticipate significant purchases of tractors in the remainder of 2003, but will need to purchase EPA-compliant engines in 2004 and beyond.

We face general economic risk.  The success of our business depends in large part on general business conditions of our customers and general and regional economic conditions.  If the economy slows, our customers may be expected to ship less volume or seek lower rates.  On the other hand, if the economy improves and unemployment rates decrease, it generally increases the trucking industry’s driver shortage.  Many other economic conditions affect our business, including fuel prices, military action in Iraq and elsewhere, acts or threats of terrorism, interest rates and tax rates.  Because we cannot control the economy, our business is subject to general economic volatility.  One particular area of volatility we face is volatility in the market for revenue equipment.  The transportation industry requires significant capital investments in revenue equipment.  As we replenish our fleet with new tractors and trailers, we dispose of our used revenue equipment.  If we overestimate the salvage value of our used revenue equipment, it would cause a future loss on disposition of our revenue equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our operations are heavily dependent upon the use of diesel fuel.  Fuel and fuel taxes expense represented 18.1 percent of our total operating revenue during the first quarter of 2003, compared to 14.4 percent for the comparable period of 2002.  The price and availability of diesel fuel can vary.  Prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  We previously utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by December 31, 2002.

Interest Rate Risk

Our credit facility carries interest rate risk.  Amounts borrowed under this agreement are subject to interest charges at a rate equal to either the London Interbank Offered Rate plus applicable margins, or the banks’ Prime Rate.  Should the lenders’ Prime Rate change, or should there be changes to the London Interbank Offered Rate, our interest expense will increase or decrease accordingly.  As of March 31, 2003, we had borrowed $30.5 million subject to interest rate risk.  On this amount, each 100 basis point increase in the interest rate would cost us $305,000 in additional gross interest cost on an annual basis.

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

None

ITEM 5.                             Other Information.

None

ITEM 6.                             Exhibits and Reports on Form 8-K.

a)              Exhibits

Item No.	Item	Method of Filing

10.17	Seventh Amendment to Credit Agreement, dated March 29, 2003, Between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b)             No reports on Form 8-K have been filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)

Dated: May 6, 2003	By:	/s/ Darrell D. Rubel

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

Date: May 6, 2003	/s/ Randolph L. Marten
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

Date: May 6, 2003	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President and Treasurer (Chief Financial Officer)