Form 10-Q
period 2003-06-30
MARTEN TRANSPORT LTD
filed 2003-07-25
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2003

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. Employer Identification No.)

129 Marten Street, Mondovi, Wisconsin 54755

(Address of principal executive offices)

715-926-4216

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☐    No☒

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 6,433,342 as of July 24, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share information)	2003	2002

ASSETS
Current assets:
Receivables:
Trade, net	$32,469	$30,627
Other	4,947	6,561
Prepaid expenses and other	7,265	7,832
Deferred income taxes	4,434	4,311

Total current assets	49,115	49,331

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	257,634	248,831
Accumulated depreciation	(98,228)	(89,003)

Net property and equipment	159,406	159,828
Other assets	5,527	6,859

TOTAL ASSETS	$214,048	$216,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$624	$130
Accounts payable and accrued liabilities	16,699	15,544
Insurance and claims accruals	13,207	12,915
Current maturities of long-term debt	5,000	3,571

Total current liabilities	35,530	32,160
Long-term debt, less current maturities	45,829	60,058
Deferred income taxes	47,783	44,580

Total liabilities	129,142	136,798

Stockholders’ equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized, 6,433,342 and 6,362,992 shares issued and outstanding	64	63
Additional paid-in capital	11,573	10,822
Retained earnings	73,269	68,335

Total stockholders’ equity	84,906	79,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,048	$216,018

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share information)	2003	2002	2003	2002

OPERATING REVENUE	$84,206	$74,031	$163,527	$142,029

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	25,278	22,228	48,958	44,670
Purchased transportation	18,053	17,169	35,817	32,248
Fuel and fuel taxes	13,379	10,054	27,719	19,837
Supplies and maintenance	6,147	5,571	12,089	10,508
Depreciation	7,435	6,796	14,724	13,658
Operating taxes and licenses	1,372	1,212	2,771	2,416
Insurance and claims	3,723	3,337	7,418	6,787
Communications and utilities	793	751	1,594	1,462
Gain on disposition of revenue equipment	(69)	(15)	(156)	(73)
Other	2,052	1,759	3,894	3,511

Total operating expenses	78,163	68,862	154,828	135,024

OPERATING INCOME	6,043	5,169	8,699	7,005
OTHER EXPENSES (INCOME):
Interest expense	752	888	1,532	1,840
Interest income	(414)	(301)	(791)	(528)

INCOME BEFORE INCOME TAXES	5,705	4,582	7,958	5,693
PROVISION FOR INCOME TAXES	2,168	1,741	3,024	2,163

NET INCOME	$3,537	$2,841	$4,934	$3,530

BASIC EARNINGS PER COMMON SHARE	$0.55	$0.45	$0.77	$0.56

DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.44	$0.75	$0.54

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Comprehensive
(In thousands, except share information)	Shares	Amount	Capital	Earnings	Loss	Equity	Income

Balance at December 31, 2001	6,303,592	$63	$10,228	$62,362	$(254)	$72,399
Net income	—	—	—	3,530	—	3,530	$3,530
Issuance of common stock	52,500	—	522	—	—	522
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254

Comprehensive income							3,784

Balance at June 30, 2002	6,356,092	63	10,750	65,892	—	76,705
Net income	—	—	—	2,443	—	2,443	2,443
Issuance of common stock	6,900	—	72	—	—	72

Comprehensive income							2,443

Balance at December 31, 2002	6,362,992	63	10,822	68,335	—	79,220
Net income	—	—	—	4,934	—	4,934	4,934
Issuance of common stock	70,350	1	751	—	—	752

Comprehensive income							$4,934

Balance at June 30, 2003	6,433,342	$64	$11,573	$73,269	$—	$84,906

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,

(In thousands)	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$4,934	$3,530
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	14,724	13,658
Gain on disposition of revenue equipment	(156)	(73)
Deferred tax provision	3,080	1,747
Changes in other current operating items	1,786	(2,083)

Net cash provided by operating activities	24,368	16,779

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(13,965)	(6,053)
Buildings and land, office equipment, and other additions, net	(181)	(173)
Net change in other assets	1,332	(123)

Net cash used for investing activities	(12,814)	(6,349)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Long-term borrowings	30,300	27,600
Repayment of long-term borrowings	(43,100)	(41,716)
Issuance of common stock	752	522
Change in net checks issued in excess of cash balances	494	1,174

Net cash used for financing activities	(11,554)	(12,420)

NET CHANGE IN CASH	—	(1,990)
CASH:
Beginning of period	—	1,990

End of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$1,596	$1,920

Income taxes	$(474)	$(424)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$—	$2,724

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003
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

(2) Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As of June 30, 2003, we have two stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$3,537	$2,841	$4,934	$3,530
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(104)	(116)	(146)

Pro forma net income	$3,442	$2,737	$4,818	$3,384

Earnings per common share:
Basic-as reported	$0.55	$0.45	$0.77	$0.56

Basic-pro forma	$0.54	$0.43	$0.75	$0.53

Diluted-as reported	$0.53	$0.44	$0.75	$0.54

Diluted-pro forma	$0.52	$0.42	$0.73	$0.52

(3) Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share amounts)	2003	2002	2003	2002

Numerator:
Net income	$3,537	$2,841	$4,934	$3,530

Denominator:
Basic earnings per common share - weighted-average shares	6,400	6,356	6,388	6,344
Effect of dilutive stock options	256	168	222	168

Diluted earnings per common share - weighted-average shares and assumed conversions	6,656	6,524	6,610	6,512

Basic earnings per common share	$0.55	$0.45	$0.77	$0.56

Diluted earnings per common share	$0.53	$0.44	$0.75	$0.54

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Number of option shares	—	11,250	—	11,250
Weighted-average exercise price	$—	$12.30	$—	$12.30

(4) Long-Term Debt

On March 29, 2003, we entered into an amendment to our unsecured committed credit facility. This amendment decreased our total facility with our banks from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants and extended the maturity of the facility to April 2006.

(5) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF

No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 has not had an impact on our financial statements as of June 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our financial statements. It could, however, apply if we retire our unsecured senior notes prior to maturity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of June 30, 2003, which would require disclosure under Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS No. 123. Other than the additional disclosure requirements that have been provided in the accompanying notes to the financial statements, SFAS No. 148 did not affect us, as we did not adopt the fair value measurement provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We have not yet determined the impact the adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have an impact on our financial statements.

(6) Contingency

We own a forty-five percent (45%) equity interest in MW Logistics, LLC (“MWL”), for which we paid $500,000 in 2001. MWL is a third-party provider of logistics services to the transportation industry and a certified minority owned business. We account for our investment in MWL under the equity method. As a result of recording losses from the investment over time, our investment has been reduced to zero. In April 2002, we, together with Mitchell Ward, Randy Bowman, and MWL, were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs. Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. The bankruptcy trustee has requested judgment against all defendants, seeking, among other things, the transfer of each defendant’s ownership interest in MWL to the debtor’s estate, an accounting of any proceeds the defendants have received from their MWL ownership and additional costs, expenses and actual and exemplary damages. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding. Any expenses that we incur in defending or resolving this matter, even if not material to our overall financial condition, could adversely affect our results of operations and financial condition in the period recorded.

(7) Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to be consistent with the 2003 presentation. These reclassifications do not have a material effect on our financial statements.

(8) Subsequent Events

Effective July 14, 2003, the Company’s Board of Directors approved a resolution to adopt an Amended and Restated Certificate of Incorporation. A proxy statement has been filed with the SEC in connection with the special meeting of shareholders scheduled for August 11, 2003. The Amended and Restated Certificate of Incorporation will increase the number of shares of capital stock from 10,000,000 shares consisting solely of common stock, $.01 par value, to 25,000,000 shares of capital stock consisting of 23,000,000 shares of common stock, $.01 par value, and 2,000,000 shares of undesignated preferred stock, $.01 par value. The Board may fix the rights, preferences, and privileges of the preferred stock, along with the voting powers (full or limited or no voting powers), such preferences and relative participating, optional, or other special rights, and such qualifications, limitations, or restrictions, including dividend rights, conversion rights, redemption privileges, and preferences on liquidation or dissolution of each class or series of preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of holders of our common stock. The issuance of preferred stock also could have the effect, under certain circumstances, of delaying, deferring, or preventing a change of control of our company.

On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been revised to give retroactive effect to the stock split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting food and other consumer packaged goods that require a temperature-sensitive or insulated environment.

We have grown substantially since our initial public offering in 1986. From 1986 through 2002, our operating revenue increased from $52.5 million to $293.1 million, a compounded annual growth rate of approximately 11%. Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of over 2,150 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We believe that the successful execution of our growth strategy, along with a more favorable relationship between shipping demand and industry-wide temperature-sensitive truck capacity, have contributed to a significant improvement in our financial results during 2003. For the six months ended June 30, 2003, our operating revenue increased 15.1% to $163.5 million from $142.0 million for the same period in 2002, and our earnings per diluted share increased 39%, to $0.75 from $0.54. In addition, we reduced our long-term debt by approximately $12.8 million during the six months ended June 30, 2003, without incurring any off-balance sheet leases or significantly increasing the average age of our tractor and trailer fleets.

Stock Split

On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Discussion of Revenue and Expenses

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, customer inventory levels, the level of truck capacity in the temperature-sensitive market, and specific customer demand. We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rates per total and loaded miles, our non-revenue miles percentage, and the miles per tractor we generate.

In discussing our results of operations, we have included in certain instances a discussion of revenue, before fuel surcharge, or “freight revenue,” and certain expenses, net of fuel surcharge. We do this because we believe that eliminating this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of both operating and freight revenue, as well as in absolute dollars. We do this because most of our expenses are variable and increase or decrease with the size of our company-owned tractor fleet and the miles that we operate. Accordingly, we believe a discussion of changes in expense items as a percentage of both operating and freight revenue is more useful to understanding the changes in profitability in our business.

Results of Operations

Comparison of Three Months Ended June 30, 2002, to Three Months Ended June 30, 2003

Our operating revenue increased $10.2 million, or 13.7%, from $74.0 million in the 2002 period to $84.2 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge revenue) increased $7.7 million, or 10.6%, from $72.8 million in the 2002 period to $80.5 million in the 2003 period. Freight revenue excludes $1.2 million of fuel surcharge revenue in the 2002 period and $3.7 million in the 2003 period. The increase in freight revenue resulted from internal growth. Our weighted average number of tractors increased 10.6% from the 2002 period to the 2003 period. Our average freight revenue per tractor per week increased 0.3% from the 2002 period to the 2003 period, due to a 0.1% increase in average freight revenue per mile combined with a 0.2% increase in average miles per tractor.

Salaries, wages, and benefits consist of compensation for our employees, including employee drivers, employees’ health insurance, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and increases in health care premiums. Salaries, wages, and benefits increased $3.1 million, or 13.7%, from $22.2 million in the 2002 period, to $25.3 million in the 2003 period. As a percentage of operating revenue, salaries, wages, and benefits were 30.0% in both periods. As a percentage of freight revenue, salaries, wages, and benefits increased from 30.5% in the 2002 period, to 31.4% in the 2003 period due to an increase in the relative percentage of company-owned vehicles to independent contractor vehicles in the 2003 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment. This category will vary depending upon the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation increased $884,000, or 5.1%, from $17.2 million in the 2002 period, to $18.1 million in the 2003 period. Purchased transportation included fuel surcharges passed through to independent contractors of $332,000 in the 2002 period and $976,000 in the 2003 period. As a percentage of operating revenue, purchased transportation decreased from 23.2% in the 2002 period to 21.4% in the 2003 period. As a percentage of freight revenue, purchased transportation net of fuel surcharges passed through to independent contractors decreased from 23.1% in the 2002 period to 21.2% in the 2003 period, primarily because of a decrease in the average number of independent contractor-owned vehicles as a percentage of our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $3.3 million, or 33.1%, from $10.1 million in the 2002 period to $13.4 million in the 2003 period. As a percentage of operating revenue, fuel expense increased from 13.6% in the 2002 period to 15.9% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $1.2 million in the 2002 period and $3.7 million in the 2003 period, increased $867,000, or 9.8%, from $8.8 million in the 2002 period to $9.7 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, decreased to 12.0% in the 2003 period from 12.1% in the 2002 period. Fuel prices increased 10.0% from an average of $1.22 per gallon in the 2002 period to an average of $1.34 per gallon in the 2003 period. Fuel surcharges amounted to $0.02 per total mile in the 2002 period compared with $0.06 per total mile in the 2003 period. Fuel prices have moderated somewhat since the first quarter of 2002, but they remain high based on historical standards. Our fuel costs as a percentage of freight revenue are expected to increase in the future because government mandated emissions standards that were effective October 1, 2002, are expected to result in less fuel efficient engines. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs. However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids. Repairs, maintenance, tires, and parts expenses vary with the age of equipment and the amount of usage. Supplies and maintenance increased $576,000, or 10.3%, from $5.6 million in the 2002 period, to $6.1 million in the 2003 period. As a percentage of operating revenue, supplies and maintenance decreased from 7.5% in the 2002 period to 7.3% in the 2003 period. As a percentage of freight revenue, supplies and maintenance decreased from 7.7% in the 2002 period to 7.6% in the 2003 period. We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $639,000, or 9.4%, from $6.8 million in the 2002 period, to $7.4 million in the 2003 period. As a percentage of operating revenue, depreciation decreased from 9.2% in the 2002 period to 8.8% in the 2003 period. As a percentage of freight revenue, depreciation decreased from 9.3% in the 2002 period to 9.2% in the 2003 period primarily because our trailer to tractor ratio decreased, which more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles in our fleet. Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Operating taxes and licenses consists of expenses of procuring license plates and operating permits for our tractors and trailers, and taxes associated with miles run in various jurisdictions. Operating taxes and licenses increased $160,000, or 13.2%, from $1.2 million in the 2002 period, to $1.4 million in the 2003 period. As a percentage of operating revenue, operating taxes and licenses were 1.6% in both periods. As a percentage of freight revenue, operating taxes and licenses were 1.7% in both periods.

Insurance and claims consists of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance. Insurance and claims increased $386,000, or 11.6%, from $3.3 million in the 2002 period to $3.7 million in the 2003 period. As a percentage of operating revenue, insurance and claims decreased from 4.5% in the 2002 period to 4.4% in the 2003 period. As a percentage of freight revenue, insurance and claims were 4.6% in each period. The self-insured retention limit for our primary insurance level increased from $500,000 during the 2002 period to $1.0 million during the 2003 period. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Communications and utilities consists of usage costs associated with satellite communication units, telephone expenses, and utility charges at our terminal facilities. Communications and utilities increased $42,000, or 5.6%, from $751,000 in the 2002 period to $793,000 in the 2003 period. As a percentage of operating revenue, communications and utilities decreased from 1.0% in the 2002 period to 0.9% in the 2003 period. As a percentage of freight revenue, communications and utilities were 1.0% in both periods.

Gain on sale of revenue equipment was approximately $15,000 in the 2002 period and $69,000 in the 2003 period.

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental, and other miscellaneous expenses. Other expense increased $293,000, or 16.7%, from $1.8 million in the 2002 period to $2.1 million in the 2003 period. As a percentage of operating revenue, other expense was 2.4% in both periods. As a percentage of freight revenue, other expense was 2.4% in the 2002 period to 2.5% in the 2003 period.

As a result of the aforementioned factors, our operating expenses as a percentage of our operating revenue, or “operating ratio,” improved from 93.0% in the 2002 period to 92.8% in the 2003 period. Our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue improved from 92.9% in the 2002 period to 92.5% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes. These expenses are partially offset by interest income from the financing we provide to independent contractors under a tractor purchase program. Interest expense, net, decreased $249,000, or 42.4%, from $587,000 in the 2002 period to $338,000 in the 2003 period. This decrease was primarily the result of lower average debt balances outstanding, an increase in interest income from financing provided to independent contractors, and interest received from the Internal Revenue Service from a refund attributable to our net operating loss carryback.

Income tax expense in the 2002 period was $1.7 million, or 38.0% of income before taxes. Income tax expense in the 2003 period was $2.2 million, or 38.0% of income before taxes.

As a result of the factors described above, net income increased $696,000, or 24.5%, from $2.8 million in the 2002 period, to $3.5 million in the 2003 period. Net earnings per share improved from $0.44 per diluted share in the 2002 period to $0.53 per diluted share in the 2003 period.

Comparison of Six Months Ended June 30, 2002, to Six Months Ended June 30, 2003

Our operating revenue increased $21.5 million, or 15.1%, from $142.0 million in the 2002 period to $163.5 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge revenue) increased $15.0 million, or 10.7%, from $140.6 million in the 2002 period to $155.6 million in the 2003 period. Freight revenue excludes $1.4 million of fuel surcharge revenue in the 2002 period and $7.9 million in the 2003 period. The increase in freight revenue resulted from internal growth. Our weighted average number of tractors increased 10.6% from the 2002 period to the 2003 period. Our average freight revenue per tractor per week was consistent from the 2002 period to the 2003 period, primarily because a 0.6% increase in average freight revenue per mile was offset by a 0.5% decrease in average miles per tractor.

Salaries, wages, and benefits consist of compensation for our employees, including employee drivers, employees’ health insurance, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and increases in health care premiums. Salaries, wages, and benefits increased $4.3 million, or 9.6%, from $44.7 million in the 2002 period to $49.0 million in the 2003 period. As a percentage of operating revenue, salaries, wages, and benefits decreased from 31.5% in the 2002 period to 29.9% in the 2003 period. As a percentage of freight revenue, salaries, wages, and benefits decreased from 31.8% in the 2002 period to 31.5% in the 2003 period. This decrease as a percentage of freight revenue was primarily due to a planned reduction in our student driver training expense from the 2002 period, which was partially offset by an increase in the percentage of our fleet comprised of company-owned tractors.

Purchased transportation consists of payments to independent contractor providers of revenue equipment. Purchased transportation expense will vary depending upon the ratio of miles driven by company drivers versus independent contractors and the amount of fuel surcharge passed through to independent contractors. Purchased transportation increased $3.6 million, or 11.1%, from $32.2 million in the 2002 period to $35.8 million in the 2003 period. Purchased transportation included fuel surcharges passed through to independent contractors of $342,000 in the 2002 period and $2.2 million in the 2003 period. As a percentage of operating revenue, purchased transportation decreased from 22.7% in the 2002 period to 21.9% in the 2003 period. As a percentage of freight revenue, purchased transportation net of fuel surcharges passed through to independent contractors, decreased from 22.7% in the 2002 period to 21.6% in the 2003 period primarily because of a decrease in the average number of independent contractor-owned vehicles as a percentage of our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $7.9 million, or 39.7%, from $19.8 million in the 2002 period to $27.7 million in the 2003 period. As a percentage of operating revenue, fuel expense increased from 14.0% in the 2002 period to 17.0% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $1.4 million in the 2002 period and $7.9 million in the 2003 period, increased $1.4 million, or 7.8%, from $18.4 million in the 2002 period to $19.8 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, decreased from 13.1% in the 2002 period to 12.7% in the 2003 period, primarily because of improved recovery of fuel price increases through fuel surcharges in the 2003 period. Fuel prices increased 21.2%, from an average of $1.18 per gallon in the 2002 period to an average of $1.43 per gallon in the 2003 period. Fuel surcharges amounted to $0.01 per total mile in the 2002 period compared with $0.06 per total mile in the 2003 period. Fuel prices increased sharply during the first three months of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories. Although fuel prices have moderated somewhat, they remain high based on historical standards. Our fuel costs are expected to increase in the future because government mandated emissions standards that were effective October 1, 2002, are expected to result in less fuel efficient engines. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs. However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids. Repairs, maintenance, tires, and parts expenses vary with the age of equipment and the amount of usage. Supplies and maintenance increased $1.6 million, or 15.0%, from $10.5 million in the 2002 period to $12.1 million in the 2003 period. As a percentage of operating revenue, supplies and maintenance were 7.4% in each period. As a percentage of freight revenue, supplies and maintenance increased from 7.5% in the 2002 period to 7.8% in the 2003 period, due to an increase in the percentage of our fleet comprised of company-owned tractors, for which we bear all maintenance expense. We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $1.1 million, or 7.8%, from $13.7 million in the 2002 period to $14.7 million in the 2003 period. As a percentage of operating revenue, depreciation decreased from 9.6% in the 2002 period to 9.0% in the 2003 period. As a percentage of freight revenue, depreciation decreased from 9.7% in the 2002 period to 9.5% in the 2003 period, primarily because our trailer to tractor ratio decreased, which more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles. Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Operating taxes and licenses consists of expenses of procuring license plates and operating permits for our tractors and trailers, and taxes associated with miles run in various jurisdictions. Operating taxes and licenses increased $355,000, or 14.7%, from $2.4 million in the 2002 period to $2.8 million in the 2003 period. As a percentage of operating revenue, operating taxes and licenses were 1.7% in each period. As a percentage of freight revenue, operating taxes and licenses were 1.7% in the 2002 period and 1.8% in the 2003 period.

Insurance and claims consists of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance. Insurance and claims increased $631,000, or 9.3%, from $6.8 million in the 2002 period to $7.4 million in the 2003 period. As a percentage of operating revenue, insurance and claims decreased from 4.8% in the 2002 period to 4.5% in the 2003 period. As a percentage of freight revenue, insurance and claims were 4.8% in each period. The self-insured retention limit for our primary accident insurance increased from $500,000 during the 2002 period to $1.0 million during the 2003 period. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Communications and utilities consists of usage costs associated with satellite communication units, telephone expenses, and utility charge at our terminal facilities. Communications and utilities increased $132,000, or 9.0%, from $1.5 million in the 2002 period to $1.6 million in the 2003 period. As a percentage of both operating revenue and freight revenue, communications and utilities were 1.0% in both periods.

Gain on sale of revenue equipment was approximately $73,000 in the 2002 period and $156,000 in the 2003 period.

Other expense increased $383,000, or 10.9%, from $3.5 million in the 2002 period to $3.9 million in the 2003 period. As a percentage of operating revenue, other expense was 2.5% in the 2002 period and 2.4% in the 2003 period. As a percentage of freight revenue, other expense was 2.5% in both periods.

As a result of the aforementioned factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved from 95.1% in the 2002 period to 94.7% in the 2003 period. Our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue improved from 95.0% in the 2002 period to 94.4% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes. These expenses are partially offset by interest income from the financing we provide to independent contractors under a tractor purchase program. Interest expense, net, decreased $571,000, or 43.5%, from $1.3 million in the 2002 period to $741,000 in the 2003 period. This decrease was primarily the result of lower average debt balances outstanding, an increase in interest income from financing provided to independent contractors, and interest received from the Internal Revenue Service from a refund attributable to our net operating loss carryback.

Income tax expense in the 2002 period was $2.2 million, or 38% of income before taxes. Income tax expense in the 2003 period was $3.0 million, or 38% of income before taxes.

As a result of the factors described above, net income increased $1.4 million, or 39.8%, from $3.5 million in the 2002 period to $4.9 million in the 2003 period. Net earnings per share improved from $0.54 per diluted share in the 2002 period to $0.75 per diluted share in the 2003 period.

Liquidity and Capital Resources

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity have been funds provided by operations, our unsecured senior notes, and our revolving credit facility. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractor or obtain financing through third parties. However, to the extent we purchase the tractor and extend financing to the independent contractor through our tractor purchase program, we have an associated capital expenditure requirement.

We were able to fund our capital expenditure requirements and significantly reduce our outstanding indebtedness in 2002 and the first six months of 2003 as our net cash provided by operating activities exceeded our capital expenditure requirements.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, and total long-term debt, including current maturities, for the periods indicated.

	Six Months Ended
	June 30,

(In thousands)	2003	2002

Net cash flows provided by operating activities	$24,368	$16,779
Net cash flows used for investing activities	12,814	6,349
Long-term debt, including current maturities	50,829	61,000

We estimate that capital expenditures, net of trade-ins, will be approximately $16.0 million for the remainder of 2003, and $40.0 million for 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. Any future decreases in customer demand could reduce our cash flows from operations and cause an increase in our long-term debt. We believe our sources of liquidity are adequate to meet our current and anticipated needs through 2004.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $21.4 million at June 30, 2003. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at June 30, 2003. These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. On March 29, 2003, we amended this facility to reduce the maximum borrowing amount from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants, and extended the maturity of this facility to April, 2006. At June 30, 2003, the facility had an outstanding principal balance of $19.4 million, outstanding letters of credit of $3.8 million, and remaining borrowing availability of $21.8 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 2.8% at June 30, 2003.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all such covenants at June 30, 2003.

On July 25, 2003, we filed a registration statement on Form S-2 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of 3,000,000 shares of our common stock. Of the shares, we expect to offer 2,475,000 and selling stockholders expect to offer 525,000. We expect to use our net proceeds of the offering to repay all amounts outstanding under our revolving credit facility and for other general corporate purposes, including the purchase of tractors and trailers. We will not receive any proceeds from shares sold by selling stockholders. At the date hereof the registration statement has not become effective. No offer or sale will be made in any jurisdiction until the registration statement is declared effective by the SEC. We cannot assure you that the registration statement will be declared effective, the offering will be completed, or that we will receive any certain amount of net proceeds.

We have $8.0 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2003, compared with $9.1 million in receivables as of December 31, 2002. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2003:

	Payments Due by Period

	Remainder	2004	2006
	of	and	and
(In thousands)	2003	2005	2007	Thereafter	Total

Long-term debt obligations	$3,571	$10,000	$29,400	$7,858	$50,829
Purchase obligations for revenue equipment	6,259	—	—	—	6,259
Operating lease obligations	68	123	—	—	191

Total	$9,898	$10,123	$29,400	$7,858	$57,279

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2003, or during the three years ended December 31, 2002.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout most of 2002 and the first six months of 2003, which has increased our cost of operating.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We record revenue and related expenses on the date shipment of freight is completed.

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1,000,000 per incident and on workers’ compensation claims from $500,000 to $750,000 per incident. We have $3.8 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $13.2 million as of June 30, 2003, and $12.9 million as of December 31, 2002. We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors (or trends). We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.

Property and Equipment. The transportation industry requires significant capital investments. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers for more than six years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.

Impairment of Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 has not had an impact on our financial statements as of June 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our financial statements. It could, however, apply if we retire our unsecured senior notes prior to maturity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of June 30, 2003, which would require disclosure under Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS No. 123. Other than the additional disclosure requirements that have been provided in the accompanying notes to the financial statements, SFAS No. 148 did not affect us, as we did not adopt the fair value measurement provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We have not yet determined the impact the adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have an impact on our financial statements.

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

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, strikes or other work stoppages, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors. We also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations. In addition, our results of operations may be affected by seasonal factors.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain our current profitability.

We compete with many other truckload carriers that provide temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services, and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business. In addition, many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, or conduct bids from multiple carriers for their shipping needs, and in some instances we may not be selected as a core carrier or to provide service under such bids.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2002, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 54% of our revenue; our top five customers accounted for approximately 40% of our revenue; and our top two customers accounted for approximately 20% of our revenue. We do not expect these percentages to change materially for 2003. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1,000,000 per incident and for workers’ compensation claims from $500,000 to $750,000 per incident. The increase in self-insured retention could increase our claims expense or make our claims expense more volatile depending on the frequency, severity, and timing of claims. Accordingly, the number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers recently have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.

Periodically, the transportation industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors, and competition for drivers is intense. Due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty increasing the number of our independent contractor drivers, which is one of our principal sources of planned growth. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle. In addition, our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation in future periods. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic, and market factors that are beyond our control. We depend primarily on fuel surcharges, volume purchasing arrangements with truck stop chains, and bulk purchases of fuel at our terminals to control our fuel expenses. We previously used commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but the last remaining agreement expired on or prior to December 31, 2002. There can be no assurance that we will be able to collect fuel surcharges or enter into successful hedges in the future. Fluctuations in fuel prices, or a shortage of diesel fuel, could adversely affect our results of operations.

We own a forty-five percent (45%) equity interest in MW Logistics, LLC (“MWL”), a third-party provider of logistics services to the transportation industry and a certified minority owned business. We are co-defendants with MWL in a lawsuit relating to, have an equity interest in, and provide revolving loans to, MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected.

We own a 45% equity interest in MWL, for which we paid $500,000 in 2001. MWL is a third-party provider of logistics services to the transportation industry and a certified minority owned business. We account for our investment in MWL under the equity method. As a result of recording losses from the investment over time, our investment has been reduced to zero. In April 2002, we, together with Mitchell Ward, Randy Bowman and MWL, were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. The bankruptcy trustee has requested judgment against all defendants, seeking, among other things, the transfer of each defendant’s ownership interest in MWL to the debtor’s estate, an accounting of any proceeds the defendants have received from their MWL ownership and additional costs, expenses and actual and exemplary damages. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding. Any expenses that we incur in defending or resolving this matter, even if not material to our overall financial condition, could adversely affect our results of operations and financial condition in the period recorded.

We received $6.0 million of our revenues from MWL during the six months ended June 30, 2003, making MWL our fifth largest customer. In 2002 and 2001, we received $6.3 million and $1.5 million, respectively, of our revenues from transportation services arranged by MWL. Freight that we transport for MWL includes shipments by Coors, General Mills, and Procter & Gamble. If MWL is unwilling or unable to continue providing business to us, our business, results of operations, and financial condition could be materially and adversely affected. We also had a trade receivable in the amount of $1.5 million from MWL at June 30, 2003. In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million and as of June 30, 2003, MWL owed us $118,000 under this credit arrangement. Although MWL is in default under certain of its covenants in the loan agreement, we have waived such defaults and we have informed MWL that we intend to keep this credit arrangement available to it until at least January 1, 2004. If MWL is unwilling or unable to fulfill its obligations to us under the terms of these arrangements, our business, results of operations, and financial condition could be materially and adversely affected.

Seasonality and the impact of weather can affect our profitability.

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

The United States Department of Transportation (“DOT”) and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations on April 28, 2003. Although the regulations have been adopted, carriers are not required to comply until January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers’ non-driving activities, such as loading, unloading, and waiting or pay higher rates to facilitate our compliance with these regulations.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.

The Environmental Protection Agency (“EPA”) recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed, effective October 1, 2002, by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk. We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates. Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.

We previously utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements expired by December 31, 2002.

We presently use fuel surcharges to address the risk of high fuel prices. Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.

Interest Rate Risk. Our market risk is also affected by changes in interest rates. We currently have a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at June 30, 2003, although we may enter into such swaps in the future if we deem appropriate.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or the London Interbank Offered Rate (LIBOR). We had $19.4 million drawn on our revolving credit facility at June 30, 2003. Based on such outstanding amount, a one percentage point increase in applicable interest rates would increase our annual interest expense by $194,000.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $21.4 million outstanding at June 30, 2003, under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $10.0 million outstanding at June 30, 2003, under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $314,000 annually.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight. We are also a defendant in the lawsuit styled In re Mitchell Ward Transport, Inc., debtor (Case No. 01-44661), Marten Transport, Ltd., and MW Logistics, L.L.C., Lindaver, trustee v. Ward, Bowman, in the United States Bankruptcy Court for the Eastern District of Texas. See Forward-Looking Statements and Risk Factors section with heading titled “We own a forty-five percent (45%) equity interest in MW Logistics, LLC (“MWL”), a third-party provider of logistics services to the transportation industry and a certified minority owned business. We are co-defendants with MWL in a lawsuit relating to, have an equity interest in, and provide revolving loans to, MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected.”

ITEM 2. Changes in Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 6, 2003. Six incumbent directors were elected at the annual meeting to serve one-year terms expiring at the annual meeting of stockholders to be held in 2004. The following summarizes the votes cast for, votes withheld, and broker non-votes for each nominee:

			Broker
Nominee	Votes For	Votes Withheld	Non-Votes

Randolph L. Marten	4,141,404	3,525	—
Darrell D. Rube	4,141,363	3,566	—
Larry B. Hagness	4,141,404	3,525	—
Thomas J. Winke	4,141,366	3,563	—
Jerry M. Bauer	4,105,412	39,517	—
Christine K. Marten	4,141,404	3,525	—

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

Item No.	Item	Method of Filing

99.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s President (Principal Executive Officer)	Filed with this Report.

99.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Darrell D. Rubel, the Registrant’s Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Filed with this Report.

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b)	On April 18, 2003 we filed a report on Form 8-K under which we furnished the press release announcing our first quarter results of operations for fiscal year 2003. The information was reported under “Item 9. Regulation FD Disclosure” with the intent of furnishing the information under “Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD. (Registrant)

Dated: July 25, 2003	By:	/s/ Darrell D. Rubel Darrell D. Rubel Executive Vice President and Treasurer (Chief Financial Officer)