Form 10-Q
period 2003-09-30
MARTEN TRANSPORT LTD
filed 2003-11-13
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2003

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 9,134,223 as of November 11, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share information)	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash	$1,122	$—
Marketable securities	29,573	—
Receivables:
Trade, net	33,960	30,627
Other	5,303	6,561
Prepaid expenses and other	7,306	7,832
Deferred income taxes	4,048	4,311

Total current assets	81,312	49,331

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	261,133	248,831
Accumulated depreciation	(98,022)	(89,003)

Net property and equipment	163,111	159,828

Other assets	5,845	6,859

TOTAL ASSETS	$250,268	$216,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$130
Accounts payable and accrued liabilities	18,296	15,544
Insurance and claims accruals	12,195	12,915
Current maturities of long-term debt	5,000	3,571

Total current liabilities	35,491	32,160

Long-term debt, less current maturities	26,429	60,058
Deferred income taxes	47,901	44,580

Total liabilities	109,821	136,798

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 9,134,223 shares, at September 30, 2003, and 6,362,992 shares, at December 31, 2002, issued and outstanding	91	63
Additional paid-in capital	63,651	10,822
Retained earnings	76,705	68,335

Total stockholders’ equity	140,447	79,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,268	$216,018

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2003	2002	2003	2002

OPERATING REVENUE	$85,903	$74,736	$249,430	$216,765

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	26,225	22,192	75,183	66,862
Purchased transportation	18,106	17,815	53,923	50,063
Fuel and fuel taxes	14,253	11,202	41,972	31,039
Supplies and maintenance	6,503	5,538	18,592	16,046
Depreciation	7,616	6,988	22,340	20,646
Operating taxes and licenses	1,406	1,264	4,177	3,680
Insurance and claims	3,782	3,796	11,200	10,583
Communications and utilities	825	758	2,419	2,220
Gain on disposition of revenue equipment	(154)	(40)	(310)	(113)
Other	1,450	1,743	5,344	5,254

Total operating expenses	80,012	71,256	234,840	206,280

OPERATING INCOME	5,891	3,480	14,590	10,485

OTHER EXPENSES (INCOME):
Interest expense	679	819	2,211	2,659
Interest income	(330)	(346)	(1,121)	(874)

INCOME BEFORE INCOME TAXES	5,542	3,007	13,500	8,700

PROVISION FOR INCOME TAXES	2,106	1,143	5,130	3,306

NET INCOME	$3,436	$1,864	$8,370	$5,394

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.29	$1.23	$0.85

DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.28	$1.18	$0.83

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share information)			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Income
	Common Stock
	Shares	Amount
Balance at December 31, 2001	6,303,592	$63	$10,228	$62,362	$(254)	$72,399
Net income	—	—	—	5,394	—	5,394	$5,394
Issuance of common stock	58,500	—	585	—	—	585
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							5,648
Balance at September 30, 2002	6,362,092	63	10,813	67,756	—	78,632
Net income	—	—	—	579	—	579	579
Issuance of common stock	900	—	9	—	—	9
Comprehensive income							579
Balance at December 31, 2002	6,362,992	63	10,822	68,335	—	79,220
Net income	—	—	—	8,370	—	8,370	8,370
Issuance of common stock	2,771,231	28	52,829	—	—	52,857
Comprehensive income							$8,370
Balance at September 30, 2003	9,134,223	$91	$63,651	$76,705	$—	$140,447

The accompanying notes are an integral part of these condensed financial statements.

MARTEN TRANSPORT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$8,370	$5,394
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	22,340	20,646
Gain on disposition of revenue equipment	(310)	(113)
Deferred tax provision	3,584	4,286
Changes in other current operating items	483	2,068
Net cash provided by operating activities	34,467	32,281

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(25,033)	(17,311)
Buildings and land, office equipment, and other additions, net	(280)	(197)
Net change in other assets	1,014	(343)
Net cash used for investing activities	(24,299)	(17,851)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Purchases and sales of marketable securities, net	(29,573)	—
Long-term borrowings	35,200	41,700
Repayment of long-term borrowings	(67,400)	(58,116)
Issuance of common stock	52,857	585
Change in net checks issued in excess of cash balances	(130)	—
Net cash used for financing activities	(9,046)	(15,831)

NET CHANGE IN CASH	1,122	(1,401)

CASH:
Beginning of period	—	1,990

End of period	$1,122	$589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$2,355	$2,784
Income taxes	$(440)	$(481)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$—	$2,909

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003

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

(2) Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of September 30, 2003, we have two stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$3,436	$1,864	$8,370	$5,394
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(44)	(143)	(190)
Pro forma net income	$3,409	$1,820	$8,227	$5,204

Earnings per common share:
Basic–as reported	$0.45	$0.29	$1.23	$0.85
Basic–pro forma	$0.45	$0.29	$1.21	$0.82
Diluted–as reported	$0.43	$0.28	$1.18	$0.83
Diluted–pro forma	$0.43	$0.28	$1.16	$0.80

(3) Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Numerator:
Net income	$3,436	$1,864	$8,370	$5,394
Denominator:
Basic earnings per common share - weighted-average shares	7,627	6,360	6,805	6,350
Effect of dilutive stock options	393	210	303	178
Diluted earnings per common share - weighted-average shares and assumed conversions	8,020	6,570	7,108	6,528

Basic earnings per common share	$0.45	$0.29	$1.23	$0.85
Diluted earnings per common share	$0.43	$0.28	$1.18	$0.83

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Number of option shares	—	—	—	11,250
Weighted-average exercise price	$—	$—	$—	$12.30

(4) Marketable Securities

We invest available funds in short-term marketable securities.  This investment is in a mutual fund investing primarily in repurchase agreements and other U.S. government-backed securities having original maturities of three months or less, and is stated at market value, which approximates cost.

(5) Long-Term Debt

On March 29, 2003, we entered into an amendment to our unsecured committed credit facility. This amendment decreased our total facility with our banks from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants and extended the maturity of the facility to April 2006. At September 30, 2003, the facility had an outstanding principal balance of zero.

(6) Amended and Restated Certificate of Incorporation

On August 11, 2003, our stockholders approved an Amended and Restated Certificate of Incorporation that increased the number of authorized shares of capital stock from 10 million shares consisting solely of common stock, $.01 par value, to 25 million shares of capital stock consisting of 23 million shares of common stock, $.01 par value, and 2 million shares of undesignated preferred stock, $.01 par value. The Board may fix the rights, preferences, and privileges of the preferred stock, along with the voting powers (full or limited or no voting powers), such preferences and relative participating, optional, or other special rights, and such qualifications, limitations, or restrictions, including dividend rights, conversion rights, redemption privileges, and preferences on liquidation or dissolution of each class or series of preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of holders of our common stock. The issuance of preferred stock also could have the effect, under certain circumstances, of delaying, deferring, or preventing a change of control of our company. At September 30, 2003 (and at the date hereof), there were no preferred shares outstanding.

(7) Stock Splits

On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

On November 10, 2003, our Board of Directors approved a second three-for-two stock split, which will be paid in the form of a 50% stock dividend on December 5, 2003 to stockholders of record on November 21, 2003. We have not adjusted any of the financial statements, related notes, or other financial data contained in this report to give effect to the second stock split.

(8) Stock Issuance

We issued 2.7 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million, which were recorded as an increase to our stockholders’ equity.

(9) Recent Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 has not had an impact on our financial statements as of September 30, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of September 30, 2003, which would require disclosure under Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS No. 123. Other than the additional disclosure requirements that have been provided in the accompanying notes to the financial statements, SFAS No. 148 did not affect us, as we did not adopt the fair value measurement provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In October 2003, the FASB issued FASB Interpretation No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after December 15, 2003. We are evaluating and have not yet determined the applicability of FIN No. 46 to our equity investment in MW Logistics, LLC, and the resulting impact that the adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had an impact on our financial statements as of September 30, 2003. However, if we issue shares of preferred stock in the future, we will need to evaluate the applicability of SFAS No. 150 to the issuance.

(10) Contingency

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

We received $9.7 million of our revenues from transportation services arranged by MWL during the nine months ended September 30, 2003, making MWL our fifth largest customer. In 2002 and 2001, we received $6.3 million and $1.5 million, respectively, of our revenues from transportation services arranged by MWL. We also had a trade receivable in the amount of $2.1 million from MWL at September 30, 2003. In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million. As of September 30, 2003, we owed MWL $362,000 under this credit arrangement due to loan prepayments made prior to September 30, 2003, corresponding with loan advances made subsequent to the same date.

(11) Reclassifications

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

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of over 2,190 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We believe that the successful execution of our growth strategy, along with a more favorable relationship between shipping demand and industry-wide temperature-sensitive truck capacity, have contributed to a significant improvement in our financial results during 2003. For the nine months ended September 30, 2003, our operating revenue increased 15.1% to $249.4 million from $216.8 million for the same period in 2002, and our earnings per diluted share increased 42.2%, to $1.18 from $0.83.

Stock Issuance

We issued 2.7 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. We used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.

Stock Splits

On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

On November 10, 2003, our Board of Directors approved a second three-for-two stock split, which will be paid in the form of a 50% stock dividend on December 5, 2003 to stockholders of record on November 21, 2003. We have not adjusted any of the financial statements, related notes, or other financial data contained in this report to give effect to the second stock split.

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

Results of Operations

Comparison of Three Months Ended September 30, 2002, to Three Months Ended September 30, 2003

Our operating revenue increased $11.2 million, or 14.9%, from $74.7 million in the 2002 period to $85.9 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge revenue) increased $9.6 million, or 13.1%, from $73.2 million in the 2002 period to $82.8 million in the 2003 period. Freight revenue excludes $1.5 million of fuel surcharge revenue in the 2002 period and $3.1 million in the 2003 period. The increase in freight revenue resulted from internal growth. Our weighted average number of tractors increased 7.9% from the 2002 period to the 2003 period. Our average operating revenue per tractor per week increased 6.6% from the 2002 period to the 2003 period. Our average freight revenue per tractor per week increased 4.8% from the 2002 period to the 2003 period, due to a 1.2% increase in average freight revenue per mile combined with a 3.6% increase in average miles per tractor.

Salaries, wages, and benefits consist of compensation for our employees, including employee drivers, employees’ health insurance, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and increases in health care premiums. Salaries, wages, and benefits increased $4.0 million, or 18.2%, from $22.2 million in the 2002 period, to $26.2 million in the 2003 period. As a percentage of operating revenue, salaries, wages, and benefits increased from 29.7% in the 2002 period to 30.5% in the 2003 period. As a percentage of freight revenue, salaries, wages, and benefits increased from 30.3% in the 2002 period, to 31.7% in the 2003 period primarily due to $1.3 million of additional compensation earned by our non-driver employees through September 30, 2003, under our incentive compensation program for the 2003 period compared with zero incentive compensation for the 2002 period and an increase in the relative percentage of company-owned vehicles to independent contractor vehicles in the 2003 period. These increases were partially offset by a decrease in our employees’ health insurance expense due to a decrease in the estimated cost of our self-insured medical claims of $479,000 in the 2003 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment. This category will vary depending upon the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation increased $291,000, or 1.6%, from $17.8 million in the 2002 period, to $18.1 million in the 2003 period. Purchased transportation included fuel surcharges passed through to independent contractors of $424,000 in the 2002 period and $854,000 in the 2003 period. As a percentage of operating revenue, purchased transportation decreased from 23.8% in the 2002 period to 21.1% in the 2003 period. As a percentage of freight revenue, purchased transportation net of fuel surcharges passed through to independent contractors decreased from 23.7% in the 2002 period to 20.8% in the 2003 period, primarily because of a decrease in the percentage of independent contractor-owned vehicles in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $3.1 million, or 27.2%, from $11.2 million in the 2002 period to $14.3 million in the 2003 period. As a percentage of operating revenue, fuel expense increased from 15.0% in the 2002 period to 16.6% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $1.5 million in the 2002 period and $3.1 million in the 2003 period, increased $1.5 million, or 15.2%, from $9.7 million in the 2002 period to $11.2 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased to 13.5% in the 2003 period from 13.3% in the 2002 period. Our fuel prices increased 5.4% from an average of $1.29 per gallon in the 2002 period to an average of $1.36 per gallon in the 2003 period. Fuel surcharges amounted to $0.02 per total mile in the 2002 period compared with $0.05 per total mile in the 2003 period. Fuel prices have moderated somewhat since the first quarter of 2002, but they remain high based on historical standards. Our fuel costs as a percentage of freight revenue are expected to increase in the future because government mandated emissions standards that were effective October 1, 2002, are expected to result in less fuel efficient engines. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs. However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids. Repairs, maintenance, tires, and parts expenses vary with the age of equipment and the amount of usage. Supplies and maintenance increased $965,000, or 17.4%, from $5.5 million in the 2002 period, to $6.5 million in the 2003 period. As a percentage of operating revenue, supplies and maintenance increased from 7.4% in the 2002 period to 7.6% in the 2003 period. As a percentage of freight revenue, supplies and maintenance increased from 7.6% in the 2002 period to 7.9% in the 2003 period, due to an increase in our percentage of company-owned tractors, for which we bear all maintenance expense.  We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $628,000, or 9.0%, from $7.0 million in the 2002 period, to $7.6 million in the 2003 period. As a percentage of operating revenue, depreciation decreased from 9.4% in the 2002 period to 8.9% in the

2003 period. As a percentage of freight revenue, depreciation decreased from 9.5% in the 2002 period to 9.2% in the 2003 period primarily because our trailer to tractor ratio decreased and higher freight revenue per tractor more efficiently spread this fixed cost.  This more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles in our fleet. Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Operating taxes and licenses consist of expenses of procuring license plates and operating permits for our tractors and trailers, and taxes associated with miles run in various jurisdictions. Operating taxes and licenses increased $142,000, or 11.2%, from $1.3 million in the 2002 period, to $1.4 million in the 2003 period. As a percentage of operating revenue, operating taxes and licenses remained essentially constant at 1.7% in the 2002 period and 1.6% in the 2003 period. As a percentage of freight revenue, operating taxes and licenses were 1.7% in both periods.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance. Insurance and claims was $3.8 million for each of the 2002 and 2003 periods. An increase in insurance premiums was essentially offset by a decrease in the cost of accident and cargo claims. As a percentage of operating revenue, insurance and claims decreased from 5.1% in the 2002 period to 4.4% in the 2003 period. As a percentage of freight revenue, insurance and claims decreased from 5.2% in the 2002 period to 4.6% in the 2003 period. The self-insured retention limit for our primary insurance level increased from $500,000 during the 2002 period to $1.0 million during the 2003 period. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Communications and utilities consist of usage costs associated with satellite communication units, telephone expenses, and utility charges at our terminal facilities. Communications and utilities increased $67,000, or 8.8%, from $758,000 in the 2002 period to $825,000 in the 2003 period. As a percentage of both operating and freight revenue, communications and utilities were 1.0% in both periods.

Gain on sale of revenue equipment was approximately $40,000 in the 2002 period and $154,000 in the 2003 period.

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental, and other miscellaneous expenses. Other expense decreased $293,000, or 16.8%, from $1.7 million in the 2002 period to $1.5 million in the 2003 period. As a percentage of operating revenue, other expense decreased from 2.3% in the 2002 period to 1.7% in the 2003 period. As a percentage of freight revenue, other expense decreased from 2.4% in the 2002 period to 1.8% in the 2003 period. The decrease in other expense was primarily due to the reversal of a $370,000 accrual for a state sales tax claim which was dismissed during the third quarter of 2003.

As a result of the foregoing factors, our operating expenses as a percentage of our operating revenue, or “operating ratio,” improved from 95.3% in the 2002 period to 93.1% in the 2003 period. Our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue improved from 95.2% in the 2002 period to 92.9% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes. These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities. Interest expense, net, decreased $124,000, or 26.2%, from $473,000 in the 2002 period to $349,000 in the 2003 period. This decrease was primarily the result of lower average debt balances outstanding. In addition, we repaid all amounts under our revolving credit facility in the third quarter of 2003.

Income tax expense in the 2002 period was $1.1 million, or 38.0% of income before taxes. Income tax expense in the 2003 period was $2.1 million, or 38.0% of income before taxes. We are evaluating our future effective income tax rate given the possibility of an increase in our statutory federal income tax rate after 2003 based upon projected earnings and capital expenditures. If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.1 million.

As a result of the factors described above, net income increased $1.6 million, or 84.3%, from $1.9 million in the 2002 period, to $3.4 million in the 2003 period. Net earnings per share improved from $0.28 per diluted share in the 2002 period to $0.43 per diluted share in the 2003 period on a 22.1% increase in weighted average shares attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Comparison of Nine Months Ended September 30, 2002, to Nine Months Ended September 30, 2003

Our operating revenue increased $32.7 million, or 15.1%, from $216.8 million in the 2002 period to $249.4 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge revenue) increased $24.7 million, or 11.5%, from $213.8 million in the 2002 period to $238.5 million in the 2003 period. Freight revenue excludes $3.0 million of fuel surcharge revenue in the 2002 period and $10.9 million in the 2003 period. The increase in freight revenue resulted from internal growth. Our weighted average number of tractors increased 9.7% from the 2002 period to the 2003 period. Our average operating revenue per tractor per week increased 4.9% from the 2002 period to the 2003 period. Our average freight revenue per tractor per week increased 1.7% from the 2002 period to the 2003 period, due to a 0.8% increase in average freight revenue per mile combined with a 0.8% increase in average miles per tractor.

Salaries, wages, and benefits increased $8.3 million, or 12.4%, from $66.9 million in the 2002 period to $75.2 million in the 2003 period. As a percentage of operating revenue, salaries, wages, and benefits decreased from 30.8% in the 2002 period to 30.1% in the 2003 period. As a percentage of freight revenue, salaries, wages, and benefits increased from 31.3% in the 2002 period to 31.5% in the 2003 period. This increase was primarily due to $1.3 million of additional compensation earned by our non-driver employees through

September 30, 2003, under our incentive compensation program for the 2003 period and an increase in the percentage of company-owned vehicles in our fleet.  These increases were partially offset by a decrease in our employees’ health insurance expense due to a decrease in the estimated cost of our self-insured medical claims of $756,000 from the 2002 period to the 2003 period and a planned reduction in our student driver training expense from the 2002 period.

Purchased transportation increased $3.9 million, or 7.8%, from $50.1 million in the 2002 period to $53.9 million in the 2003 period. Purchased transportation included fuel surcharges passed through to independent contractors of $766,000 in the 2002 period and $3.1 million in the 2003 period. As a percentage of operating revenue, purchased transportation decreased from 23.1% in the 2002 period to 21.6% in the 2003 period. As a percentage of freight revenue, purchased transportation net of fuel surcharges passed through to independent contractors, decreased from 23.1% in the 2002 period to 21.3% in the 2003 period, primarily because of a decrease in the percentage of independent contractor-owned vehicles in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $10.9 million, or 35.2%, from $31.0 million in the 2002 period to $42.0 million in the 2003 period. As a percentage of operating revenue, fuel expense increased from 14.3% in the 2002 period to 16.8% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $3.0 million in the 2002 period and $10.9 million in the 2003 period, increased $2.9 million, or 10.3%, from $28.1 million in the 2002 period to $31.0 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, decreased from 13.1% in the 2002 period to 13.0% in the 2003 period. Our fuel prices increased 16.5%, from an average of $1.21 per gallon in the 2002 period to an average of $1.41 per gallon in the 2003 period. Fuel surcharges amounted to $0.02 per total mile in the 2002 period compared with $0.06 per total mile in the 2003 period. Fuel prices increased sharply during the first three months of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories. Although fuel prices have moderated somewhat, they remain high based on historical standards. Our fuel costs are expected to increase in the future because government mandated emissions standards that were effective October 1, 2002, are expected to result in less fuel efficient engines. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs. However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units.

Supplies and maintenance increased $2.5 million, or 15.9%, from $16.0 million in the 2002 period to $18.6 million in the 2003 period. As a percentage of operating revenue, supplies and maintenance increased from 7.4% in the 2002 period to 7.5% in the 2003 period. As a percentage of freight revenue, supplies and maintenance increased from 7.5% in the 2002 period to 7.8% in the 2003 period, due to an increase in the percentage of our fleet comprised of company-owned tractors, for which we bear all maintenance expense. We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation increased $1.7 million, or 8.2%, from $20.6 million in the 2002 period to $22.3 million in the 2003 period. As a percentage of operating revenue, depreciation decreased from 9.5% in the 2002 period to 9.0% in the 2003 period. As a percentage of freight revenue, depreciation decreased from 9.7% in the 2002 period to 9.4% in the 2003 period, primarily because our trailer to tractor ratio decreased and higher freight revenue per tractor more efficiently spread this fixed cost. This more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles. Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Operating taxes and licenses increased $497,000, or 13.5%, from $3.7 million in the 2002 period to $4.2 million in the 2003 period. As a percentage of operating revenue, operating taxes and licenses were 1.7% in each period. As a percentage of freight revenue, operating taxes and licenses were 1.7% in the 2002 period and 1.8% in the 2003 period.

Insurance and claims increased $617,000, or 5.8%, from $10.6 million in the 2002 period to $11.2 million in the 2003 period. As a percentage of operating revenue, insurance and claims decreased from 4.9% in the 2002 period to 4.5% in the 2003 period. As a percentage of freight revenue, insurance and claims decreased from 4.9% in the 2002 period to 4.7% in the 2003 period. The self-insured retention limit for our primary accident insurance increased from $500,000 during the 2002 period to $1.0 million during the 2003 period. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Communications and utilities increased $199,000, or 9.0%, from $2.2 million in the 2002 period to $2.4 million in the 2003 period. As a percentage of both operating revenue and freight revenue, communications and utilities were 1.0% in both periods.

Gain on sale of revenue equipment was approximately $113,000 in the 2002 period and $310,000 in the 2003 period.

Other expense was $5.3 million for each of the 2002 and 2003 periods. As a percentage of operating revenue, other expense decreased from 2.4% in the 2002 period to 2.1% in the 2003 period. As a percentage of freight revenue, other expense decreased from 2.5% in the 2002 period to 2.2% in the 2003 period. The decrease in other expense was primarily due to the reversal of a $370,000 accrual for a state sales tax claim which was dismissed during the third quarter of 2003.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved from 95.2% in the 2002 period to 94.2% in the 2003 period. Our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue improved from 95.1% in the 2002 period to 93.9% in the 2003 period.

Interest expense, net, decreased $695,000, or 38.9%, from $1.8 million in the 2002 period to $1.1 million in the 2003 period. This decrease was primarily the result of lower average debt balances outstanding and an increase in interest income from financing provided to independent contractors. In addition, we repaid all amounts under our revolving credit facility in the third quarter of 2003.

Income tax expense in the 2002 period was $3.3 million, or 38% of income before taxes. Income tax expense in the 2003 period was $5.1 million, or 38% of income before taxes. We are evaluating our future effective income tax rate given the possibility of an increase in our statutory federal income tax rate after 2003 based upon projected earnings and capital expenditures. If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.1 million.

As a result of the factors described above, net income increased $3.0 million, or 55.2%, from $5.4 million in the 2002 period to $8.4 million in the 2003 period. Net earnings per share improved from $0.83 per diluted share in the 2002 period to $1.18 per diluted share in the 2003 period on a 8.9% increase in weighted average shares attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Liquidity and Capital Resources

We issued 2.7 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. We used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity have been funds provided by operations, our unsecured senior notes, our revolving credit facility, and our public offering of common stock completed during the third quarter of 2003. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractor or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the independent contractors through our tractor purchase program, we have an associated capital expenditure requirement.

We were able to fund our capital expenditure requirements and significantly reduce our outstanding indebtedness in 2002 and the first nine months of 2003 as our net cash provided by operating activities exceeded our capital expenditure requirements.  In addition, we used a portion of the proceeds from our public offering of common stock completed during the third quarter of 2003 to repay the entire outstanding balance of our revolving credit facility, which was $19.4 million at June 30, 2003.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, and total long-term debt, including current maturities, for the periods indicated.

	Nine Months Ended September 30,
(In thousands)	2003	2002
Net cash flows provided by operating activities	$34,467	$32,281
Net cash flows used for investing activities	24,299	17,851
Long-term debt, including current maturities	31,429	58,700

We estimate that capital expenditures, net of trade-ins, will be approximately $5.0 million for the remainder of 2003, and $40.0 million for 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations and our investment in short-term marketable securities. We believe our sources of liquidity are adequate to meet our current and anticipated needs through 2004.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $21.4 million at September 30, 2003. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at September 30, 2003. These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. On March 29, 2003, we amended this facility to reduce the maximum borrowing amount from $60 million to $45 million due to our decreased financing requirements, to adjust our financial covenants, and to extend the maturity of this facility to April, 2006. At September 30, 2003, the facility had an outstanding principal balance of zero, outstanding letters of credit of $5.8 million, and remaining borrowing availability of $39.2 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all such covenants at September 30, 2003.

We have $8.6 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2003, compared with $9.1 million in receivables as of December 31, 2002. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2003:

	Payments Due by Period
(In thousands)	Remainder of 2003	2004 and 2005	2006 and 2007	Thereafter	Total
Long-term debt obligations	$3,571	$10,000	$10,000	$7,858	$31,429
Purchase obligations for revenue equipment	7,389	—	—	—	7,389
Operating lease obligations	48	123	—	—	171
Total	$11,008	$10,123	$10,000	$7,858	$38,989

We received $9.7 million of our revenues from transportation services arranged by MW Logistics, LLC (“MWL”) during the nine months ended September 30, 2003, making MWL our fifth largest customer. In 2002 and 2001, we received $6.3 million and $1.5 million, respectively, of our revenues from transportation services arranged by MWL. We also had a trade receivable in the amount of $2.1 million from MWL at September 30, 2003. In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million. As of September 30, 2003, we owed MWL $362,000 under this credit arrangement due to loan prepayments made prior to September 30, 2003, corresponding with loan advances made subsequent to the same date.

We paid $2.1 million in the first nine months of 2003 and $1.5 million in the corresponding period of 2002 to purchase fuel, tires and related services from a company in which one of our directors is the president and a stockholder.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2003, or during the three years ended December 31, 2002.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout most of 2002 and the first nine months of 2003, which has increased our cost of operating.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’

health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1.0 million per incident and on workers’ compensation claims from $500,000 to $750,000 per incident. We have $5.8 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $12.2 million as of September 30, 2003, and $12.9 million as of December 31, 2002. We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors (or trends). We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 has not had an impact on our financial statements as of September 30, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of September 30, 2003, which would require disclosure under Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation  Transition and Disclosure.” SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS No. 123. Other than the additional disclosure requirements that have been provided in the accompanying notes to the financial statements, SFAS No. 148 did not affect us, as we did not adopt the fair value measurement provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In October 2003, the FASB issued FASB Interpretation No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after December 15, 2003. We are evaluating and have not yet determined the applicability of FIN No. 46 to our equity investment in MW Logistics, LLC, and the resulting impact that the adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had an impact on our financial statements as of September 30, 2003. However, if we issue shares of preferred stock in the future, we will need to evaluate the applicability of SFAS No. 150 to the issuance.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1.0 million per incident and for workers’ compensation claims from $500,000 to $750,000 per incident. The increase in self-insured retention could increase our claims expense or make our claims expense more volatile depending on the frequency, severity, and timing of claims. Accordingly, the number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

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

We are co-defendants with MW Logistics, LLC (“MWL”) in a lawsuit relating to MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected.

We own a forty-five percent (45%) equity interest in MWL, a third-party provider of logistics services to the transportation industry and a certified minority owned business. In April 2002, we, together with Mitchell Ward, Randy Bowman and MWL, were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things,  that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

We received $9.7 million of our revenues from transportation services arranged by MWL during the nine months ended September 30, 2003, making MWL our fifth largest customer. In 2002 and 2001, we received $6.3 million and $1.5 million, respectively, of our revenues from transportation services arranged by MWL. We also had a trade receivable in the amount of $2.1 million from MWL at September 30, 2003. In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million. As of September 30, 2003, we owed MWL $362,000 under this credit arrangement due to loan prepayments made prior to September 30, 2003, corresponding with loan advances made subsequent to the same date.

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

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations on April 28, 2003. Although the regulations have been adopted, carriers are not required to comply until January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers’ non-driving activities, such as loading, unloading, and waiting or pay higher rates to facilitate our compliance with these regulations.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.

The Environmental Protection Agency, or EPA, recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed, effective October 1, 2002, by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

Interest Rate Risk. Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at September 30, 2003, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $21.4 million outstanding at September 30, 2003, under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $10.0 million outstanding at September 30, 2003, under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $314,000 annually.

Our variable rate obligations have historically consisted of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on either the prime rate or the London Interbank Offered Rate (LIBOR). We had no borrowings under our revolving credit facility at September 30, 2003.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

On August 11, 2003, we held a Special Meeting of Stockholders, at which the stockholders approved our Amended and Restated Certificate of Incorporation which created a new class of capital stock designated as preferred stock and increased the authorized number of shares of capital stock to 25 million shares, consisting of 23 million shares of common stock, $.01 par value, and 2 million shares of undesignated preferred stock, $.01 par value.  With respect to this proposal, the shares were voted as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal to approve an Amended and Restated Certificate of Incorporation	3,971,091	679,160	-	-

ITEM 6.                             Exhibits and Reports on Form 8-K.

a)              Exhibits

Item No.	Item	Method of Filing

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration State-ment on Form S-2 (File No. 33-107367).

10.1	Eighth Amendment to Credit Agreement, dated June 27, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s President (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Darrell D. Rubel, the Registrant’s Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b)             Reports on Form 8-K

On July 14, 2003, we filed a report on Form 8-K reporting under Item 5 our July 14, 2003 press release announcing a three-for-two stock split of our common stock in the form of a 50% stock dividend.

On July 25, 2003, we filed a report on Form 8-K furnishing our July 25, 2003 press release announcing our financial results for the quarter and six months ended June 30, 2003, as well as the filing of a registration statement and the filing of a proxy statement for a special stockholders’ meeting.  The July 25, 2003 press release was reported under “Item 9. Regulation FD Disclosure” and intended to be furnished under “Item 12.  Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216.

On August 4, 2003, we filed a report on Form 8-K furnishing under Item 12 certain information that we disclosed during a telephone conference held on July 28, 2003 to discuss our July 25, 2003 press release and other information concerning Marten Transport.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 13, 2003	By:	/s/Randolph L. Marten
Randolph L. Marten
President (Principal Executive Officer)

Dated: November 13, 2003	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)