Form 10-K
period 2003-12-31
MARTEN TRANSPORT LTD
filed 2004-03-15
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

As of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $49,495,209.

As of March 1, 2004, 13,798,614 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 4, 2004, or 2004 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Forward-Looking Statements and Risk Factors” beginning on page 21.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. unless the context otherwise requires.

PART I

ITEM 1.  BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2003, we generated $334.7 million in operating revenue. Of that revenue, approximately 79% resulted from hauling temperature-sensitive products and 21% from hauling dry freight. We operate throughout the United States and in parts of Canada, with substantially all of our revenue generated from within the United States. Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2003, our average length of haul was approximately 1,000 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,181 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. We used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.  On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock splits for all periods presented.

Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946.  In 1988, we reincorporated under Delaware law.  Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755.  Our telephone number is (715) 926-4216.

We maintain a website at www.marten.com.  We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K.  We plan to post on our website documents that we file with or furnish to the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  We also provide a link on our website to Forms 3, 4 and 5 that our officers, directors and 10% shareholders file with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Since our inception, our revenue, operating profits and assets have been related to one business segment–long-haul truckload carriage providing protective service transportation and time-sensitive transportation.

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer package goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2003, our three largest customers were Procter & Gamble, Kraft and General Mills.

Our marketing efforts are conducted by a staff of approximately 50 sales, customer service, and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

Our operations and sales personnel strive to improve our asset productivity by seeking freight that allows for rapid turnaround times, minimizes non-revenue miles between loads, and carries a favorable rate structure. Once we have established a customer relationship, customer service managers work closely with our fleet managers to match customer needs with our capacity and the location of revenue equipment. Fleet managers use our optimization system to assign loads and meet the routing needs of our drivers while satisfying customer and operational requirements. We attempt to route most of our trucks over selected operating lanes, which we believe assists us in meeting customer requirements, balancing traffic, reducing non-revenue miles, and improving the reliability of delivery schedules.

We deploy technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

•                  Satellite-based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download engine operating information such as fuel mileage and idling time.

•                  Freight optimization software that assists us in selecting loads that match our overall criteria, including profitability, repositioning, identifying capacity for expedited loads, driver availability and home time, and other factors.

•                  Electronic data interchange and Internet communication with customers concerning freight tendering, invoices, shipment status, and other information.

•                  Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our fuel network.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, at December 31, 2003, we had a non-revenue mile percentage of 6.7% and a tractor to non-driver ratio of 5.3-to-1. Both of these statistics, which have remained steady over the last several years, point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2003, our top 30 customers accounted for approximately 77% of our revenue, and our top ten customers accounted for 51% of our revenue. Eight of our top ten customers have been significant customers for over ten years. We are the largest or second largest temperature-sensitive carrier for seven of our top ten customers. We earned 10% of our revenue in 2003, 11% of our revenue in 2002 and 12% of our revenue in 2001 from Procter & Gamble.  General Mills accounted for 11% of our revenue in 2001. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 240 of our drivers have driven more than one million miles for us without a preventable accident. Our turnover for all drivers, including company-employed and independent contractor drivers, was 57% for 2003.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, Georgia, and Oregon terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

We pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors on a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of the shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

As of December 31, 2003, we had approximately 2,087 employees. This total consists of approximately 1,671 drivers, 156 mechanics and maintenance personnel, and 260 support personnel, which includes management and administration. As of that date, we also contracted with 585 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

Revenue Equipment

Our revenue equipment programs are an important part of our overall goal of profitable growth. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. We generally operate newer, well-maintained equipment with uniform specifications to minimize our spare parts inventory, streamline our maintenance program, and simplify driver training.

Our policy is to replace most of our company-owned tractors within 42 to 48 months after purchase. Freightliner and Peterbilt manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy, and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value.

As of December 31, 2003, we operated a fleet of 2,181 tractors, including 1,596 company-owned tractors and 585 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2003 was approximately 1.9 years. The table below sets forth the model years and numbers of our company-owned tractors at December 31, 2003:

Model Year	Tractors

2004	314
2003	436
2002	235
2001	347
2000	244
1999 and prior	20
Total	1,596

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. The percentage of our fleet provided by independent contractors, which was 27% as of December 31, 2003, has generally fluctuated between 20% and 30%.

As of December 31, 2003, we operated a fleet of 2,835 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2003 was approximately 3.9 years. Our policy is to replace most of our company-owned trailers within six years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  On January 1, 2003, we raised our self-insured retention for auto liability claims from $500,000 to $1.0 million per incident and for workers’ compensation claims from $500,000 to $750,000 per incident.  We have maintained these self-insured retention levels for 2004.  We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Insurance carriers recently have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years.  For example, prices increased sharply during the first three months of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories.  Although fuel prices have moderated somewhat, they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2003, 95% of our fuel purchases were made at these designated locations.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of route miles or fuel used while the tractor is idling.

Although fuel prices have been volatile by historical standards over the last three years, we have maintained our fuel costs as a percentage of operating revenue at relatively constant levels ranging from approximately 15% to 17% of operating revenue during this period.  As of December 31, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Competition

We operate primarily in the temperature-sensitive segment of the truckload market.  This market is highly competitive and fragmented. We compete with many other truckload carriers that provide temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services, and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market.  We also compete with other motor carriers for the services of drivers, independent contractors, and management employees.  We believe that the principal competitive factors in our business are service, freight rates, capacity, and financial stability.  As one of the largest and best-capitalized carriers focused on the temperature-sensitive segment, we believe we are well positioned to compete in that segment.

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements.  In 2003, the DOT adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004.  The new rules allow drivers to be on duty for 14 consecutive hours, compared with the former limit of 15 hours.  They are now able to drive up to 11 hours followed by a 10-hour break, as compared with the former 10-hour drive time followed by an 8-hour break.  Under the new rules, however, drivers normally may not go off the clock during loading and unloading time, which is now included in the 14-hour limit.  There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days.  However, under the new rules, drivers can only “restart” their 8-day clock by taking at least 34 consecutive hours off duty.

We believe that we are well equipped to minimize the economic impact of the new hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  In addition, we have conducted training programs for our driver and operations personnel regarding the new hours-of-service requirements.  Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we expect to assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations.  Although it is still too early to ascertain the ultimate effect of these rules, based on our initial experience, our preliminary expectation is that the rules will not significantly disrupt our operations or materially affect our results of operations.

ITEM 2.                             PROPERTIES

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 28,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space. In addition to our executive offices and terminal located in Mondovi, Wisconsin, we own and operate facilities in or near the following cities at which we perform the following designated operating activities:

Company Locations	Fueling and Maintenance	Driver Recruitment	Driver Training	Dispatch	Sales

Mondovi, Wisconsin	X	X	X	X	X
Ontario, California	X	X
Atlanta, Georgia	X	X	X	X
Portland, Oregon	X	X	X

ITEM 3.                             LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

We are also a defendant in the lawsuit styled In re Mitchell Ward Transport, Inc., debtor (Case No. 01-44661), Marten Transport, Ltd., and MW Logistics, L.L.C., Lindaver, trustee v. Ward, Bowman, in the United States Bankruptcy Court for the Eastern District of Texas involving MW Logistics, LLC, or MWL.  We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry and a certified minority owned business. In April 2002, we, together with Mitchell Ward, Randy Bowman and MWL, were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

ITEM 4A.               EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2004, are as follows:

Name	Age	Position

Randolph L. Marten	51	Chairman of the Board, President and Director

Darrell D. Rubel	58	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director

Robert G. Smith	60	Chief Operating Officer

Timothy P. Nash	52	Executive Vice President of Sales and Marketing

Franklin J. Foster	47	Vice President of Finance

Susan M. Baier	35	Vice President of Information Systems

Donald J. Hinson	44	Vice President of Operations

John H. Turner	42	Vice President of Sales

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “MRTN.”  The table below shows the range of high and low bid prices on the Nasdaq National Market for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year ended December 31, 2003
Fourth Quarter	$18.83	$14.49
Third Quarter	17.43	11.78
Second Quarter	11.96	7.42
First Quarter	8.68	6.93
Year ended December 31, 2002
Fourth Quarter	$8.42	$6.00
Third Quarter	9.43	7.44
Second Quarter	16.89	7.02
First Quarter	8.08	7.33

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On March 1, 2004, we had 284 record stockholders, and an additional 872 beneficial stockholders.  On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices have been adjusted to give retroactive effect to the stock splits for all periods presented.

We have not paid a cash dividend on our common stock since we became publicly traded in September 1986, and we do not expect to make or declare any cash dividends in the foreseeable future.  We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility.  Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors our Board of Directors deems relevant.

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2003.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2003	2002	2001	2000	1999
FOR THE YEAR
Operating revenue	$334,667	$293,096	$282,764	$260,797	$219,200
Operating income	20,336	11,861	15,107	18,691	17,686
Net income	11,842	5,973	6,514	7,928	8,457
Operating ratio	93.9%	96.0%	94.7%	92.8%	91.9%

PER-SHARE DATA (1)
Basic earnings per common share	$1.07	$0.63	$0.69	$0.84	$0.86
Diluted earnings per common share	1.02	0.61	0.68	0.84	0.85
Book value	10.50	8.30	7.66	7.00	6.16

AT YEAR END
Total assets	$249,595	$216,018	$210,293	$212,073	$185,919
Long-term debt	27,857	63,629	75,116	89,901	69,258
Stockholders’ equity	144,534	79,220	72,399	65,845	59,605

(1)  Restated to reflect the three-for-two stock splits effected in the form of 50% stock dividends on July 24, 2003 and December 5, 2003.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market, and specific customer demand.  We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rates per total and loaded miles, non-revenue miles percentage, and the miles per tractor we generate.

Our 2003 operating results reflect improved freight demand during the course of the year, coupled with our continuing emphasis on asset productivity, operating efficiency and cost control. Increased freight demand reflected a healthy interaction between modestly improved economic conditions and our strategic emphasis on high levels of service and freight capacity. In 2003, we increased our operating revenue 14.2% and our freight revenue (operating revenue less fuel surcharge revenue) 11.5%. We were able to increase our revenue by increasing our business with existing and new customers, increasing the size of our fleet, operating our fleet more efficiently, and increasing our freight rates. Fourteen of our largest accounts increased their business with us by more than $1 million each in 2003. We increased our average operating revenue per tractor per week 5.2% in 2003, and our average freight revenue per tractor per week 2.7%, reflecting improvements in both average miles per tractor and in average freight revenue per mile. In 2004, we plan to continue to seek appropriate rate increases, and we expect freight demand to remain strong, reflecting at least modest economic growth. We expect the majority of our growth in 2004 to continue to come from our large customers, which increasingly are looking to carriers that offer superior service, capacity and financial stability.

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although many of these factors are beyond our control, we monitor these factors closely and attempt to anticipate changes in these factors in managing our business.  For example, our average fuel prices were $1.40 per gallon in 2003, $1.25 per gallon in 2002 and $1.33 per gallon in 2001.  In addition, fuel prices fluctuated dramatically and quickly at various times during the last three years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we increased the self-insured retention limit for our primary accident insurance from $500,000 in 2002 to $1.0 million in 2003.  We have maintained these self-insured retention levels for 2004.  Although we have controlled increases in our premium costs, we are exposed to additional risk.  Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service and emissions controls on diesel engines.  Although it is still too early to ascertain how the new hours-of-service requirements and emissions controls on diesel engines will affect our business, based on our initial experience, our preliminary expectation is that the rules will not significantly disrupt our operations or materially affect our results of operations.

By increasing our fleet and operating our fleet more efficiently, while controlling expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 93.9% in 2003 from 96.0% in 2002, and increased our earnings per diluted share 67.2%, to $1.02 in 2003 from $0.61 in 2002, on an 18.5% increase in weighted average shares outstanding.  Our goal is to maintain our operating ratio at or below this level during 2004. We expect this to require additional improvements in revenue per tractor per week to overcome expected additional cost increases of new equipment, elevated insurance costs and other general increases in operating costs.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. In 2002 and 2003, we were able to fund our capital expenditure requirements and significantly reduce our outstanding indebtedness as our net cash provided by operating activities exceeded our capital expenditure requirements net of proceeds received on dispositions. At December 31, 2003, we had approximately $19.2 million of marketable securities, $27.9 million of long-term debt, and $144.5 million in stockholder’s equity. We estimate that capital expenditures, net of trade-ins, will be approximately $55.0 million for 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations, our investment in marketable securities, and, if necessary, borrowings under our revolving credit facility.

Stock Issuance

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. We used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.

Stock Splits

On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock splits for all periods presented.

Discussion of Freight Revenue

In discussing our results of operations, we have included in certain instances a discussion of revenue, before fuel surcharge, or “freight revenue,” and certain expenses, net of fuel surcharge. We do this because we believe that eliminating this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss in certain instances the changes in our expenses as a percentage of both operating and freight revenue, as well as in absolute dollars. We do this because most of our expenses are variable and increase or decrease with the size of our company-owned tractor fleet and the miles that we operate. Accordingly, we believe such a discussion is more useful to understanding the changes in profitability in our business.

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The following table sets forth the dollar and percentage increase or decrease of the items in our Statements of Operations to 2003 from 2002, and those items as a percentage of operating and freight revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue		Percentage of Freight Revenue (1)
(Dollars in thousands)	2003 vs. 2002	2003 vs. 2002	2003	2002	2003		2002

Revenue	$41,571	14.2%	100.0%	100.0%	100.0	%(1)	100.0	%(1)
Operating expenses (income):
Salaries, wages and benefits	11,082	12.3	30.2	30.7	31.5		31.3
Purchased transportation	3,774	5.6	21.3	23.0	22.2		23.4
Fuel and fuel taxes	13,032	30.1	16.8	14.8	13.2	(1)	13.1	(1)
Supplies and maintenance	3,046	14.0	7.4	7.4	7.7		7.6
Depreciation	2,340	8.4	9.0	9.5	9.4		9.6
Operating taxes and licenses	561	10.9	1.7	1.8	1.8		1.8
Insurance and claims	336	2.3	4.5	5.1	4.7		5.2
Communications and utilities	324	10.8	1.0	1.0	1.0		1.0
Loss (gain) on disposition of revenue equipment	(666)	(>100)	(0.2)	—	(0.2)		—
Other	(733)	(9.1)	2.2	2.8	2.3		2.8
Total operating expenses	33,096	11.8	93.9	96.0	93.7	(1)	95.9	(1)
Operating income	8,475	71.5	6.1	4.0	6.3		4.1
Other expenses (income):
Interest expense	(726)	(20.9)	0.8	1.2	0.9		1.2
Interest income	(265)	(21.2)	(0.5)	(0.4)	(0.5)		(0.4)
Income before income taxes	9,466	98.3	5.7	3.3	6.0		3.4
Provision for income taxes	3,597	98.3	2.2	1.2	2.3		1.3
Net income	$5,869	98.3%	3.5%	2.0%	3.7%		2.1%

(1) Freight revenue is operating revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against fuel and fuel taxes expense and total operating expenses where indicated.  Fuel surcharge revenue was $14.1 million in the year ended December 31, 2003 and $5.5 million in the year ended December 31, 2002.

Our operating revenue increased $41.6 million, or 14.2%, from $293.1 million in 2002 to $334.7 million in 2003. Freight revenue (operating revenue less fuel surcharge revenue) increased $33.0 million, or 11.5%, from $287.6 million in 2002 to $320.6 million in 2003.  Freight revenue excludes $5.5 million of fuel surcharge revenue in 2002 and $14.1 million in 2003.  We were able to increase our freight revenue by increasing our business with existing and new customers, increasing the size of our fleet, operating our fleet more efficiently and increasing our freight rates. Our weighted average number of tractors increased 8.5% from 2002 to 2003.  Our average operating revenue per tractor per week increased 5.2% from 2002 to 2003.  Our average freight revenue per tractor per week increased 2.7% from 2002 to 2003, due to a 1.5% increase in average miles per tractor combined with a 1.2% increase in average freight revenue per mile.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and changes in health care premiums. Salaries, wages and benefits increased $11.1 million, or 12.3%, from 2002 to 2003.  In 2003, salaries, wages and benefits decreased as a percentage of operating revenue but increased as a percentage of freight revenue. The increase in salaries, wages and benefits resulted primarily from the increase in the size of our fleet and $1.7 million of additional compensation earned by our non-driver employees under our incentive compensation program in 2003. These increases were partially offset by a decrease in our employees’ health insurance expense due to a decrease in the estimated costs of our self-insured medical claims of $702,000, primarily caused by an increase in the participants’ deductible levels, from 2002 to 2003, and a planned reduction in our student driver training expense from 2002.

Purchased transportation consists of payments to independent contractor providers of revenue equipment. This category will vary depending upon the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation increased $3.8 million, or 5.6%, from 2002 to 2003.  The increase in purchased transportation was due to a $2.5 million increase in fuel surcharges passed through to independent contractors and an increase in the average number of independent contractors from 2002.  As a percentage of operating revenue, purchased transportation decreased from 23.0% in 2002 to 21.3% in 2003.  As a percentage of freight revenue, purchased transportation net of fuel surcharges passed through to independent contractors, decreased from 22.9% in 2002 to 21.0% in 2003, primarily because of a decrease in the percentage of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $13.0 million, or 30.1%, from 2002 to 2003. As a percentage of operating revenue, fuel expense increased from 14.8% in 2002 to 16.8% in 2003. Fuel expense, net of fuel surcharge revenue of $5.5 million in 2002 and $14.1 million in 2003, increased $4.5 million, or 11.8%, from $37.8 million in 2002 to $42.3 million in 2003. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased from 13.1% in 2002 to 13.2% in 2003. This slight percentage increase is a reflection of our ability to manage fuel price increases through our fuel surcharge program. Our fuel prices increased 12.0%, from an average of $1.25 per gallon in 2002 to an average of $1.40 per gallon in 2003. Fuel surcharges amounted to $0.02 per total mile in 2002 compared with $0.05 per total mile in 2003. Fuel prices increased sharply during the first three months of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories. Although fuel prices have moderated somewhat, they remain high based on historical standards. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs.  However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units. We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, will result in less fuel efficient engines.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids and vary with the age of equipment and the amount of usage. Supplies and maintenance increased $3.0 million, or 14.0%, from 2002 to 2003.  This increase resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities.  Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $2.3 million, or 8.4%, from 2002 to 2003.  Depreciation decreased as a percentage of operating and freight revenue from 2002 to 2003, primarily because our trailer to tractor ratio decreased and higher freight revenue per tractor more efficiently spread this fixed cost.  This more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles. Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  Insurance and claims increased $336,000, or 2.3%, from 2002 to 2003.  A $486,000 increase in insurance premiums was partially offset by a $150,000 decrease in the cost of accident and cargo claims. As a percentage of operating revenue, insurance and claims decreased from 5.1% in 2002 to 4.5% in 2003.  We increased the self-insured retention limit for our primary accident insurance from $500,000 in 2002 to $1.0 million in 2003.  We have maintained these self-insured retention levels for 2004.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In 2003, the market value for used tractors improved while the market value for used trailers was consistent with 2002.  As a result, our gain on disposition of revenue equipment increased to $640,000 in 2003.  We incurred a loss of $26,000 on disposition of revenue equipment in 2002.

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental, and other miscellaneous expenses. Other expense decreased $733,000, or 9.1%, from 2002 to 2003.  The decrease in other expense was primarily due to the reversal of a $370,000 accrual, which was primarily established in 2002, for a state sales tax claim dismissed during the third quarter of 2003.  Excluding the effect of the accrual and related reversal, other expense in 2003 was consistent with 2002.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” from 96.0% in 2002 to 93.9% in 2003.  We improved our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue from 95.9% in 2002 to 93.7% in 2003.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  Interest expense, net, decreased $991,000, or 44.5%, from 2002 to 2003. This decrease was primarily the result of lower average debt balances outstanding during the second half of 2003, including the repayment of the outstanding balance due under our revolving credit facility, an increase in interest income from financing provided to independent contractors and earnings from short-term marketable securities.

Our effective income tax rate was 38.0% in each of 2002 and 2003.  We currently apply a 34% rate when recording federal deferred taxes, however, we will evaluate our income tax rate for recording federal deferred income taxes in the future given the possibility of an increase in our statutory federal income tax rate based upon projected future earnings and capital expenditures.  If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.1 million in the year in which the change in rates is applied.

As a result of the factors described above, net income increased 98.3%, from $6.0 million in 2002 to $11.8 million in 2003. Net earnings per share improved from $0.61 per diluted share in 2002 to $1.02 per diluted share in 2003 on an 18.5% increase in weighted average shares attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

The following table sets forth the dollar and percentage increase or decrease of the items in our Statements of Operations to 2002 from 2001, and those items as a percentage of operating and freight revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue		Percentage of Freight Revenue(1)
(Dollars in thousands)	2002 vs. 2001	2002 vs. 2001	2002	2001	2002		2001

Revenue	$10,332	3.7%	100.0%	100.0%	100.0	%(1)	100.0	%(1)
Operating expenses (income):
Salaries, wages and benefits	3,721	4.3	30.7	30.5	31.3		31.6
Purchased transportation	5,851	9.5	23.0	21.8	23.4		22.6
Fuel and fuel taxes	(2,017)	(4.4)	14.8	16.0	13.1	(1)	12.9	(1)
Supplies and maintenance	(745)	(3.3)	7.4	8.0	7.6		8.3
Depreciation	717	2.7	9.5	9.5	9.6		9.9
Operating taxes and licenses	(48)	(0.9)	1.8	1.8	1.8		1.9
Insurance and claims	4,533	43.9	5.1	3.7	5.2		3.8
Communications and utilities	(119)	(3.8)	1.0	1.1	1.0		1.1
Loss (gain) on disposition of revenue equipment	1,175	>100	—	(0.4)	—		(0.4)
Other	510	6.8	2.8	2.7	2.8		2.8
Total operating expenses	13,578	5.1	96.0	94.7	95.9	(1)	94.5	(1)
Operating income	(3,246)	(21.5)	4.0	5.3	4.1		5.5
Other expenses (income):
Interest expense	(1,635)	(32.0)	1.2	1.8	1.2		1.9
Interest income	(739)	(>100)	(0.4)	(0.2)	(0.4)		(0.2)
Income before income taxes	(872)	(8.3)	3.3	3.7	3.4		3.9
Provision for income taxes	(331)	(8.3)	1.2	1.4	1.3		1.5
Net income	$(541)	(8.3)%	2.0%	2.3%	2.1%		2.4%

(1) Freight revenue is operating revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against fuel and fuel taxes expense and total operating expenses where indicated.  Fuel surcharge revenue was $5.5 million in the year ended December 31, 2002 and $10.1 million in the year ended December 31, 2001.

Our operating revenue increased $10.3 million, or 3.7%, from $282.8 million in 2001 to $293.1 million in 2002.  Freight revenue increased $14.9 million, or 5.5%, from $272.7 million in 2001 to $287.6 million in 2002. Freight revenue excludes $10.1 million of fuel surcharge revenue in 2001 and $5.5 million of fuel surcharge revenue in 2002.  The increase in freight revenue primarily resulted from increased business with existing and new customers and an increase in the size of our fleet.  Our weighted average number of tractors increased 5.9% from 2001 to 2002.  Our average operating revenue per tractor per week decreased 2.1% from 2001 to 2002.  Our average freight revenue per tractor per week decreased 0.4% from 2001 to 2002, primarily because of a 0.9% decrease in average miles per tractor, which was partially offset by a 0.4% increase in average freight revenue per mile.

Salaries, wages and benefits increased $3.7 million, or 4.3%, from 2001 to 2002.  As a percentage of operating revenue, salaries, wages and benefits increased in 2002.  As a percentage of freight revenue, salaries, wages and benefits decreased in 2002, due to a decrease in the percentage of company-owned tractors in our fleet.  This decrease was partially offset by an increase of $1.1 million, or 20.8%, in our employees’ health insurance expense as a result of increased premiums on our excess health insurance coverage and higher estimated costs of our self-insured medical claims.

Purchased transportation increased $5.9 million, or 9.5%, from 2001 to 2002.  The increase in purchased transportation was due to an increase in the average number of independent contractors, partially offset by an $834,000 decrease in fuel surcharges passed through to independent contractors from 2001 to 2002.  As a percentage of operating revenue, purchased transportation increased from 21.8% in 2001 to 23.0% in 2002.  As a percentage of freight revenue, purchased transportation, net of fuel surcharges passed through to independent contractors, increased from 21.7% in 2001 to 22.9% in 2002, primarily due to an increase in the percentage of independent contractor-owned tractors in our fleet.

Fuel expense decreased $2.0 million, or 4.4%, from 2001 to 2002.  As a percentage of operating revenue, fuel expense decreased from 16.0% in 2001 to 14.8% in 2002.  Fuel expense, net of fuel surcharge revenue of $10.1 million in 2001 and $5.5 million in 2002, increased $2.5 million, or 7.2%, from $35.3 million in 2001 to $37.8 million in 2002.  As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased from 12.9% in 2001 to 13.1% in 2002.  This increase resulted from lower recovery of fuel price increases through fuel surcharges in 2002.  Fuel prices decreased 6.0%, from an average of $1.33 per gallon in 2001 to an average of $1.25 per gallon in 2002.  Fuel surcharges amounted to $0.04 per total mile in 2001 compared to $0.02 per total mile in 2002.

Supplies and maintenance decreased $745,000, or 3.3%, from 2001 to 2002.  As a percentage of operating revenue, supplies and maintenance decreased in 2002, primarily as a result of a decrease in the percentage of our fleet comprised of company-owned tractors.

Depreciation increased $717,000, or 2.7%, from 2001 to 2002.  The increase is primarily the result of an increase in the number of company-owned tractors being depreciated (1,409 at the end of 2001, compared with 1,467 at the end of 2002). Depreciation as a percentage of operating revenue was comparable from 2001 to 2002.  Depreciation as a percentage of freight revenue decreased from 2001 to 2002, as the decrease in the percentage of our tractors comprised of company-owned equipment more than offset lower revenue per tractor.

Insurance and claims increased $4.5 million, or 43.9%, from 2001 to 2002.  As a percentage of operating revenue, insurance and claims increased from 3.7% in 2001 to 5.1% in 2002, primarily as a result of a $2.2 million increase in insurance premiums and a $2.3 million increase in accident and cargo claims.  We increased the self-insured retention limit for our primary accident insurance from $350,000 in 2001 to $500,000 in 2002 to reduce the increase in premiums.

We had a gain on disposition of revenue equipment of $1.1 million in 2001, due to an increase in the market value received for used revenue equipment.  In 2002, the market value for used revenue equipment softened, and we incurred a loss of $26,000 on disposition of revenue equipment in 2002.

As a result of the foregoing factors, our operating expense as a percentage of operating revenue, or “operating ratio,” increased from 94.7% in 2001 to 96.0% in 2002.  Our operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue increased from 94.5% in 2001 to 95.9% in 2002.

Interest expense, net, decreased $2.4 million, or 51.6%, from $4.6 million in 2001 to $2.2 million in 2002.  This decrease was primarily the result of lower interest rates and lower average debt balances outstanding on our revolving credit facility and an increase in interest income from financing provided to independent contractors.

Our effective income tax rate was 38.0% in each of 2001 and 2002.

As a result of the factors described above, net income decreased 8.3%, from $6.5 million in 2001 to $6.0 million in 2002.  Net earnings per share declined from $0.68 per diluted share in 2001 to $0.61 per diluted share in 2002.

Liquidity and Capital Resources

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. We used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility, which was $19.4 million at June 30, 2003. The balance of our net proceeds is being used for general corporate purposes, including approximately $14 million for the purchase of tractors and trailers in 2003.  At December 31, 2003, we had approximately $19.2 million of marketable securities.

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

We were able to fund our capital expenditure requirements and significantly reduce our outstanding indebtedness in 2002 and 2003 as our net cash provided by operating activities exceeded our capital expenditure requirements.  In addition, we used a portion of the proceeds from our public offering of common stock completed during the third quarter of 2003 to repay the entire outstanding balance of our revolving credit facility, which was $19.4 million at June 30, 2003.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, and total long-term debt, including current maturities, for the years indicated.

(In thousands)	2003	2002	2001
Net cash flows provided by operatingactivities	$39,551	$38,207	$40,357
Net cash flows used for investing activities	38,094	29,375	23,663
Long-term debt, including current maturities, at December 31	27,857	63,629	75,116

We estimate that capital expenditures, net of trade-ins, will be approximately $55.0 million for 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations, our investment in short-term marketable securities and, if necessary, borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs through 2004.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $17.9 million at December 31, 2003. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at December 31, 2003. These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. In March 2003, we amended this facility to reduce the maximum borrowing amount from $60 million to $45 million due to our decreased financing requirements, to adjust our financial covenants, and to extend the maturity of this facility to April 2006. At December 31, 2003, the facility had an outstanding principal balance of zero, outstanding letters of credit of $4.6 million, and remaining borrowing availability of $40.4 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of our covenants at December 31, 2003.

We had $8.6 million in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2003, compared with $9.1 million in receivables as of December 31, 2002. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of December 31, 2003:

	Payments Due by Period
(In thousands)	2004	2005 and 2006	2007 and 2008	Thereafter	Total
Long-term debt obligations	$5,000	$10,000	$10,000	$2,857	$27,857
Purchase obligations for revenue equipment	22,140	—	—	—	22,140
Operating lease obligations	180	136	—	—	316
Total	$27,320	$10,136	$10,000	$2,857	$50,313

Related Parties

We own a 45% equity interest in MW Logistics, LLC (“MWL”), for which we paid $500,000 in 2001.  MWL is a third-party provider of logistics services to the transportation industry and a certified minority owned business.  In 2003, we received $13.8 million of our revenue from transportation services arranged by MWL, making MWL our fifth largest customer. In 2002 and 2001, we received $6.3 million and $1.5 million, respectively, of our revenue from transportation services arranged by MWL. We also had a trade receivable in the amount of $2.5 million from MWL at December 31, 2003. In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million. As of December 31, 2003, we owed MWL $103,000 under this credit arrangement due to loan prepayments made prior to December 31, 2003.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI.  Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $805,000 in 2003, $721,000 in 2002 and $896,000 in 2001 for fuel and tire services.  In addition, we paid $2.3 million in 2003, $1.5 million in 2002 and $849,000 in 2001 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI.  BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We currently account for our equity investment in MWL using the equity method of accounting.  We are continuing our evaluation of the applicability of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to this investment.  While the ultimate treatment of this investment under FIN No. 46, as revised, is not yet determined, it is likely that we will consolidate MWL during the three-month period ending March 31, 2004.  We did not have any other material off-balance sheet arrangements during the three years ended December 31, 2003.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout most of 2002 and in 2003, which has increased our cost of operating. The elevated level of fuel prices is expected to continue in 2004.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer losses over our policy limits, which could negatively affect our financial condition and operating results. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1.0 million per incident and on workers’ compensation claims from $500,000 to $750,000 per incident.  We have maintained these self-insured retention levels for 2004.  We have $4.6 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $12.1 million as of December 31, 2003, and $12.9 million as of December 31, 2002. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2003 would have needed to increase by approximately $1.7 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $169.8 million as of December 31, 2003 and $159.8 million as of December 31, 2002. Our depreciation expense was $30.0 million for 2003, $27.7 million for 2002 and $27.0 million for 2001. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers for more than six years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2003 by approximately $5.5 million, or 3.2%.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003),

“Consolidation of Variable Interest Entities.” FIN No. 46, as revised, requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after March 15, 2004.  We own a 45% equity interest in MWL, for which we paid $500,000 in 2001.  MWL is a third-party provider of logistics services to the transportation industry with approximately $18.3 million of revenue in 2003 and total assets of approximately $2.7 million as of December 31, 2003.  We received $13.8 million of our revenue from transportation services arranged by MWL in 2003, making MWL our fifth largest customer.  We also had a trade receivable in the amount of $2.5 million from MWL at December 31, 2003.  In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million.  As of December 31, 2003, we owed MWL $103,000 under this credit arrangement due to loan prepayments made prior to December 31, 2003.  Our exposure to loss as a result of our involvement with MWL is not significant as our investment has been reduced to zero.  We currently account for our investment in MWL using the equity method of accounting.  We are continuing our evaluation of the applicability of FIN No. 46, as revised, to this investment.  While the ultimate treatment of this investment under FIN No. 46, as revised, is not yet determined, it is likely that we will consolidate MWL during the three-month period ending March 31, 2004.

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

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain our current profitability.  We compete with many other truckload carriers that provide temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services, and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business. In addition, many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, or conduct bids from multiple carriers for their shipping needs, and in some instances we may not be selected as a core carrier or to provide service under such bids.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers. For 2003, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 38% of our revenue; and our top two customers accounted for approximately 19% of our revenue. We do not expect these percentages to change materially for 2004. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. On January 1, 2003, we increased our self-insured retention limit for auto liability claims from $500,000 to $1.0 million per incident and for workers’ compensation claims from $500,000 to $750,000 per incident. We have maintained these self-insured retention levels for 2004.  The increase in self-insured retention could increase our claims expense or make our claims expense more volatile depending on the frequency, severity, and timing of claims. Accordingly, the number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

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

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic, and market factors that are beyond our control. We depend primarily on fuel surcharges, volume purchasing arrangements with truck stop chains, and bulk purchases of fuel at our terminals to control our fuel expenses. We previously used commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but the last remaining agreement expired prior to December 31, 2002. There can be no assurance that we will be able to collect fuel surcharges or enter into successful hedges in the future. Fluctuations in fuel prices, or a shortage of diesel fuel, could adversely affect our results of operations.

We are co-defendants with MWL in a lawsuit relating to MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected. In April 2002, we, together with Mitchell Ward, Randy Bowman and MWL, were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations in April 2003, effective January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities.  We have negotiated delay time charges with the majority of our customers and have completed training with our drivers and operations personnel.  While our preliminary expectation, based on our initial experience, is that the rules will not significantly disrupt our operations or materially affect our results of operations, significant uncompensated shortfalls in our utilization due to compliance with this regulation could adversely impact our profitability.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.  The Environmental Protection Agency, or EPA, adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2003, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $17.9 million outstanding at December 31, 2003, under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $10.0 million outstanding at December 31, 2003, under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $279,000 annually.

Our variable rate obligations have historically consisted of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on either the prime rate or the London Interbank Offered Rate (LIBOR). We had no borrowings under our revolving credit facility at December 31, 2003.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying balance sheets of Marten Transport, Ltd. (the “company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the company for the year ended December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Marten Transport, Ltd. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations.  As described in Note 9, those financial statements have been revised to retroactively reflect three-for-two stock splits effective July 24, 2003 and December 5, 2003.  We have audited the adjustments that were applied to revise the 2001 financial statements.  In our opinion, such adjustments are appropriate, and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Marten Transport, Ltd. other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG LLP

Minneapolis, Minnesota
January 29, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP which report has not been reissued by Arthur Andersen LLP.  Certain financial information for the year ended December 31, 2001, was not reviewed by Arthur Andersen LLP.  As described in Note 9, such information relates to the revision to give retroactive effect to the three-for-two stock splits effective July 24, 2003 and December 5, 2003.  The report also refers to certain financial statements that are not included herein.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 18, 2002

MARTEN TRANSPORT, LTD.

Balance Sheets

	December 31,
(In thousands, except share information)	2003	2002
ASSETS
Current assets:
Marketable securities	$19,219	$—
Receivables:
Trade, less allowances of $793 and $892, respectively	34,582	30,627
Other	7,337	6,561
Prepaid expenses and other	10,034	7,832
Deferred income taxes	3,048	4,311
Total current assets	74,220	49,331
Property and equipment:
Revenue equipment	247,822	233,490
Buildings and land	8,013	8,003
Office equipment and other	7,667	7,338
Less accumulated depreciation	(93,684)	(89,003)
Net property and equipment	169,818	159,828
Other assets	5,557	6,859
	$249,595	$216,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$549	$130
Accounts payable	3,683	4,919
Insurance and claims accruals	12,052	12,915
Accrued liabilities	13,379	10,625
Current maturities of long-term debt	5,000	3,571
Total current liabilities	34,663	32,160
Long-term debt, less current maturities	22,857	60,058
Deferred income taxes	47,541	44,580
Total liabilities	105,061	136,798
Commitments and contingencies (Notes 5 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 13,759,776 shares, at December 31, 2003, and 9,544,488 shares, at December 31, 2002, issued and outstanding	138	95
Additional paid-in capital	64,265	10,822
Retained earnings	80,131	68,303
Total stockholders’ equity	144,534	79,220
	$249,595	$216,018

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2003	2002	2001
Operating revenue	$334,667	$293,096	$282,764
Operating expenses (income):
Salaries, wages and benefits	101,023	89,941	86,220
Purchased transportation	71,133	67,359	61,508
Fuel and fuel taxes	56,371	43,339	45,356
Supplies and maintenance	24,838	21,792	22,537
Depreciation	30,046	27,706	26,989
Operating taxes and licenses	5,697	5,136	5,184
Insurance and claims	15,206	14,870	10,337
Communications and utilities	3,326	3,002	3,121
Loss (gain) on disposition of revenue equipment	(640)	26	(1,149)
Other	7,331	8,064	7,554
	314,331	281,235	267,657
Operating income	20,336	11,861	15,107
Other expenses (income):
Interest expense	2,753	3,479	5,114
Interest income	(1,517)	(1,252)	(513)
	1,236	2,227	4,601
Income before income taxes	19,100	9,634	10,506
Provision for income taxes	7,258	3,661	3,992
Net income	$11,842	$5,973	$6,514
Basic earnings per common share	$1.07	$0.63	$0.69
Diluted earnings per common share	$1.02	$0.61	$0.68

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)			Additiona Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Income
	Common Stock
	Shares	Amount
Balance at December 31, 2000	9,405	$94	$9,934	$55,817	$—	$65,845
Net income	—	—	—	6,514	—	6,514	$6,514
Issuance of common stock from stock option exercises	50	1	233	(1)	—	233
Tax benefit of stock option exercises	—	—	61	—	—	61
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	(173)	(173)	(173)
Unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(81)	(81)	(81)
Comprehensive income							6,260
Balance at December 31, 2001	9,455	95	10,228	62,330	(254)	72,399
Net income	—	—	—	5,973	—	5,973	5,973
Issuance of common stock from stock option exercises	89	—	535	—	—	535
Tax benefit of stock option exercises	—	—	59	—	—	59
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							6,227
Balance at December 31, 2002	9,544	95	10,822	68,303	—	79,220
Net income	—	—	—	11,842	—	11,842	11,842
Issuance of common stock from offering	4,050	41	52,062	(14)	—	52,089
Issuance of common stock from stock option exercises	166	2	1,024	—	—	1,026
Tax benefit of stock option exercises	—	—	357	—	—	357
Comprehensive income							$11,842
Balance at December 31, 2003	13,760	$138	$64,265	$80,131	$—	$144,534

The accompanying notes are an integral part of these financial statements.

MARTEN TRANSPORT, LTD.

Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2003	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$11,842	$5,973	$6,514
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	30,046	27,706	26,989
Loss (gain) on disposition of revenue equipment	(640)	26	(1,149)
Deferred tax provision	4,224	4,379	4,148
Tax benefit of stock option exercises	357	59	61
Changes in other current operating items:
Receivables	(4,731)	(4,714)	1,907
Prepaid expenses and other	(2,202)	(344)	707
Accounts payable	(1,236)	(512)	53
Other current liabilities	1,891	5,634	1,127
Net cash provided by operating activities	39,551	38,207	40,357
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(55,196)	(39,768)	(31,461)
Proceeds from revenue equipment dispositions	16,194	11,201	9,776
Buildings and land, office equipment and other additions, net	(394)	(260)	(379)
Net change in other assets	1,302	(548)	(1,599)
Net cash used for investing activities	(38,094)	(29,375)	(23,663)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Purchases of marketable securities	(81,287)	—	—
Sales of marketable securities	62,068	—	—
Long-term borrowings	35,200	70,300	68,600
Repayment of long-term borrowings	(70,972)	(81,787)	(83,385)
Issuance of common stock from offering	52,089	—	—
Issuance of common stock from stock option exercises	1,026	535	233
Change in net checks issued in excess of cash balances	419	130	(152)
Net cash used for financing activities	(1,457)	(10,822)	(14,704)
NET CHANGE IN CASH	—	(1,990)	1,990
CASH:
Beginning of year	—	1,990	—
End of year	$—	$—	$1,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$2,937	$3,583	$5,555
Income taxes	$538	$(1,288)	$(48)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$—	$3,002	$874

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

Marketable securities:  We invest available funds in short-term marketable securities.  This investment is in a mutual fund investing primarily in repurchase agreements and other U.S. government-backed securities having original maturities of three months or less, and is stated at market value, which approximates cost.

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

Investment in Affiliate:  We own a 45% equity interest in MW Logistics, LLC (“MWL”) for which we paid $500,000 in 2001.  We account for our investment in MWL using the equity method of accounting.

Income taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We have reflected the necessary deferred tax assets and liabilities in the accompanying balance sheets.  We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $4.6 million in letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 10% of our revenue in 2003 from a single customer whose trade receivables represented 8% of our trade receivables as of December 31, 2003.  We earned 11% of our revenue in 2002 from a single customer whose trade receivables represented 10% of our trade receivables as of December 31, 2002.  We earned 12% and 11% of our revenue in 2001 from two single customers.

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

Accounting for stock-based compensation:  We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of December 31, 2003, we have two stock-based employee compensation plans, which are described more fully in Note 11.  We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

(In thousands, except per share amounts)	2003	2002	2001
Net income, as reported	$11,842	$5,973	$6,514
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(182)	(217)	(204)
Pro forma net income	$11,660	$5,756	$6,310

Earnings per common share:
Basic-as reported	$1.07	$0.63	$0.69
Basic-pro forma	$1.05	$0.60	$0.67
Diluted-as reported	$1.02	$0.61	$0.68
Diluted-pro forma	$1.01	$0.59	$0.67

The weighted-average fair value as of the date of grant was $5.24 per share for options granted during 2003, $2.98 per share for options granted during 2002 and $3.04 per share for options granted during 2001.  The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected option life in years	6	6	7
Risk-free interest rate percentage	3.3	4.2	4.9
Expected stock price volatility percentage	33	32	33
Expected dividend payments	—	—	—

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (Statement No. 131).  Statement No. 131 establishes accounting standards for segment reporting.  We operate in a single segment–long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

Recent accounting pronouncements:  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” FIN No. 46, as revised, requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after March 15, 2004.  We own a 45% equity interest in MWL, for which we paid $500,000 in 2001.  MWL is a third-party provider of logistics services to the transportation industry.  We currently account for our investment in MWL using the equity method of accounting.  We are continuing our evaluation of the applicability of FIN No. 46, as revised, to this investment.  While the ultimate treatment of this investment under FIN No. 46, as revised, is not yet determined, it is likely that we will consolidate MWL during the three-month period ending March 31, 2004.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had an impact on our financial statements as of December 31, 2003. However, if we issue shares of preferred stock in the future, we will need to evaluate the applicability of SFAS No. 150 to the issuance.

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

Reclassifications:  Certain amounts in the 2002 and 2001 financial statements have been reclassified to be consistent with the 2003 presentation.  These reclassifications do not have a material effect on the financial statements.

2.  Details of Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2003	2002
License fees	$4,218	$3,467
Tires in service	2,793	1,980
Parts and tires inventory	1,377	1,211
Other	1,646	1,174
	$10,034	$7,832

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing leases consisted of the following:

(In thousands)	2003	2002
Total minimum lease payments to be received	$10,612	$11,920
Less: unearned income	(2,052)	(2,819)
Net investment in direct financing leases	$8,560	$9,101

The current portion of our net investment in direct financing leases is included in other receivables in the accompanying balance sheets.  The long-term portion of our net investment in direct financing leases is included in other assets in the accompanying balance sheets.

As of December 31, 2003, minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $4,401,000 in 2004, $3,283,000 in 2005, $1,729,000 in 2006, $868,000 in 2007 and $331,000 in 2008.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2003	2002
Salaries and wages	$4,679	$3,099
Accrued payables	3,278	3,511
Vacation	2,544	2,324
Current income taxes	923	—
Federal highway use tax	558	514
Other	1,397	1,177
	$13,379	$10,625

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2003	2002
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million which began in October 2002 and bearing fixed interest at 6.78%	$17,857	$21,429
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million beginning in April 2004 and bearing fixed interest at 8.57%	10,000	10,000
Unsecured committed credit facility in the amount of $45 million with banks maturing in April 2006 and bearing variable interest based upon either the London Interbank Offered Rate plus applicable margins or the banks’ Prime Rate	—	32,200
Total long-term debt	27,857	63,629
Less current maturities of long-term debt	5,000	3,571
Long-term debt, less current maturities	$22,857	$60,058

In March 2003, we entered into an amendment to our unsecured committed credit facility.  This amendment decreased our total facility with our banks from $60 million to $45 million due to our decreased financing requirements, adjusted our financial covenants and extended the maturity of the facility to April 2006.  At December 31, 2003, the facility had an outstanding principal balance of zero, outstanding letters of credit of $4.6 million, and remaining borrowing availability of $40.4 million.

Our unsecured committed credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage.  We were in compliance with all such debt covenants at December 31, 2003.

Maturities of long-term debt at December 31, 2003, are as follows:

(In thousands)	Amount
2004	$5,000
2005	5,000
2006	5,000
2007	5,000
2008	5,000
Thereafter	2,857
$27,857

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2003:

(a) We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $805,000  in 2003, $721,000 in 2002 and $896,000 in 2001 for fuel and tire services.  In addition, we paid $2.3 million in 2003, $1.5 million in 2002 and $849,000 in 2001 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We also had accounts payable to the same company of $69,000 as of December 31, 2003 and $74,000 as of December 31, 2002.

(b) We provide transportation services to MWL as described in Note 5.

5.  Equity Investment

We own a 45% equity interest in MWL, for which we paid $500,000 in 2001.  We account for our investment in MWL using the equity method of accounting.  MWL is a third-party provider of logistics services to the transportation industry, with approximately $18.3 million of revenue in 2003 and total assets of approximately $2.7 million as of December 31, 2003.  We received $13.8 million of our revenue from transportation services arranged by MWL in 2003, making MWL our fifth largest customer.  We also had a trade receivable in the amount of $2.5 million from MWL at December 31, 2003.  In addition, we have committed to provide revolving loans to MWL in the maximum outstanding amount of $1.25 million.  As of December 31, 2003, we owed MWL $103,000 under this credit arrangement due to loan prepayments made prior to December 31, 2003.  Our exposure to loss as a result of our involvement with MWL is not significant as our investment has been reduced to zero.  We recorded our share of the equity losses of MWL in the amount of $63,000 in 2003, $304,000 in 2002 and $169,000 in 2001.

6.  Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

(In thousands)	2003	2002	2001
Current:
Federal	$2,520	$(576)	$(363)
State	514	14	51
	3,034	(562)	(312)
Deferred:
Federal	3,664	3,605	3,698
State	560	618	606
	4,224	4,223	4,304
Total provision	$7,258	$3,661	$3,992

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2003	2002	2001
Statutory federal income tax rate	34%	34%	34%
Increase in taxes arising from:
State income taxes, net of federal income tax benefit	4	4	4
Effective tax rate	38%	38%	38%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2003	2002
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$5,275	$6,608
State income tax deduction for financial reporting in excess of tax	2,272	2,081
Net operating loss carryforwards	51	185
Alternative minimum tax credit	—	593
Other	—	5
	7,598	9,472
Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	48,677	46,230
Prepaid licenses and use tax expensed for income tax purposes and capitalized for financial reporting	2,227	2,297
Capital lease receivables for financial reporting in excess of tax	1,176	1,214
Other	11	—
	52,091	49,741
Net deferred tax liability	$44,493	$40,269

As of December 31, 2003, we have state net operating loss carryforwards of $628,000, expiring in the years 2007 through 2021.  We have not provided a valuation allowance against deferred tax assets at December 31, 2003 or 2002.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

7.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2003	2002	2001
Numerator:
Net income	$11,842	$5,973	$6,514
Denominator:
Basic earnings per common share - weighted-average shares	11,094	9,529	9,409
Effect of dilutive stock options	510	261	125
Diluted earnings per common share - weighted-average shares and assumed conversions	11,604	9,790	9,534
Basic earnings per common share	$1.07	$0.63	$0.69
Diluted earnings per common share	$1.02	$0.61	$0.68

All outstanding options were included in the calculation of diluted earnings per share in 2003.  Options totaling 16,875 shares in 2002 and 81,563 shares in 2001 were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

8.  Amended and Restated Certificate of Incorporation

In August 2003, our stockholders approved an Amended and Restated Certificate of Incorporation that increased the number of authorized shares of capital stock from 10 million shares consisting solely of common stock, $.01 par value, to 25 million shares of capital stock consisting of 23 million shares of common stock, $.01 par value, and 2 million shares of undesignated preferred stock, $.01 par value. The Board may fix the rights, preferences, and privileges of the preferred stock, along with the voting powers (full or limited or no voting powers), such preferences and relative participating, optional, or other special rights, and such qualifications, limitations, or restrictions, including dividend rights, conversion rights, redemption privileges, and preferences on liquidation or dissolution of each class or series of preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of holders of our common stock. The issuance of preferred stock also could have the effect, under certain circumstances, of delaying, deferring, or preventing a change of control of our company. At December 31, 2003 there were no preferred shares outstanding.

9.  Stock Splits

On July 24, 2003, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock splits for all periods presented.

10.  Stock Issuance

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million, which were recorded as an increase to our stockholders’ equity.

11.  Employee Benefits

Stock Incentive Plans - Under our Stock Incentive Plan adopted in 1995, officers, directors and employees may be granted incentive and non-statutory stock options.  Incentive stock option prices must be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option prices must be at least 85% of the fair market value of our common stock on the date the option is granted.  Stock options expire within 10 years after the date of grant. The plan also allows for stock appreciation rights, restricted stock awards, performance units and stock bonuses, none of which have been awarded as of December 31, 2003.  The maximum number of shares of common stock available for issuance under the plan is 1,687,500 shares.

In 1986, we adopted an Incentive Stock Option Plan and a Non-Statutory Stock Option Plan allowing for the grant of options.  The option prices must be at least the fair market value of our common stock on the date of grant.  Options under the Incentive Stock Option Plan expire within 10 years after the date of grant.  Options under the Non-Statutory Stock Option Plan expire within 10 years and one month after the date of grant.  As of December 31, 2003, there were 13,375 shares reserved for issuance under options outstanding under the 1986 plans.  These plans expired in 1996, and no additional options will be granted under them.

As of December 31, stock option activity under our plans was as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,116,347	$6.15	1,104,195	$6.01	1,092,381	$5.89
Granted	101,252	13.66	101,252	7.54	84,377	6.73
Exercised	(165,536)	6.19	(89,100)	6.02	(50,063)	4.64
Forfeited	(3,375)	6.55	—	—	(22,500)	6.02
Outstanding, end of year	1,048,688	6.86	1,116,347	6.15	1,104,195	6.01
Exercisable, end of year	824,813	6.13	893,597	6.03	861,195	5.98

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2003:

	Range of Exercise Price
	$3.58	$5.22 to $8.68	$16.15	Total
Options outstanding:
Number of shares	33,750	947,438	67,500	1,048,688
Weighted-average remaining contractual life	3.1 years	4.3 years	9.8 years	4.6 years
Weighted-average exercise price	$3.58	$6.31	$16.15	$6.86
Options exercisable:
Number of shares	33,750	791,063	—	824,813
Weighted-average exercise price	$3.58	$6.24	$16.15	$6.13

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2003 was $12,000 for participants less than age 50 and $14,000 for participants age 50 and above.  We contribute 25% of each participant’s contribution, up to a total of 4% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective contributions were not made in 2003, 2002 or 2001.  Total expense recorded for the plan was $343,000 in 2003, $300,000 in 2002 and $318,000 in 2001.

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

12.  Accounting for Derivative Instruments and Hedging Activities

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

The effect of our adoption of Statement No. 133 on January 1, 2001, was to record a liability of $279,000 for the fair value of hedged contracts with a corresponding pretax accumulated other comprehensive loss of $279,000 ($173,000 net of income tax benefit).  The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges.  During 2001, accumulated other comprehensive loss increased by $131,000 ($81,000 net of income tax benefit)  to reflect an unrealized loss and decrease in remaining notional amount on our commodity swap agreements from January 1, 2001 to December 31, 2001.  During 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and expiration of the remaining notional amount on our commodity swap agreements from January 1, 2002 to December 31, 2002.  We did not enter into any commodity swap agreements during 2003.

13.  Fair Value of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $30.0 million at December 31, 2003, and $65.0 million at December 31, 2002.  The fair value was estimated using discounted cash flow analysis.  Current borrowing rates for similar long-term debt were used in this analysis.

14.  Commitments and Contingencies

We are committed to:  (a) purchase $22.1 million of new revenue equipment in 2004; (b) provide revolving loans to MWL totaling $1.25 million (see Note 5); and (c) operating lease obligations totaling $316,000 through 2006.

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

15.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2003 and 2002:

2003 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$79,321	$84,206	$85,903	$85,237	$334,667
Operating income	2,656	6,043	5,891	5,746	20,336
Net income	1,397	3,537	3,436	3,472	11,842
Basic earnings per common share	0.15	0.37	0.30	0.25	1.07
Diluted earnings per common share	0.14	0.35	0.29	0.24	1.02

2002 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$67,998	$74,031	$74,736	$76,331	$293,096
Operating income	1,836	5,169	3,480	1,376	11,861
Net income	689	2,841	1,864	579	5,973
Basic earnings per common share	0.07	0.30	0.20	0.06	0.63
Diluted earnings per common share	0.07	0.29	0.19	0.06	0.61

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

The report of Arthur Andersen LLP on our financial statements as of and for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with its audit for the 2001 fiscal year, and through July 3, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to such disagreements in their reports on the financial statements for such year and subsequent interim period.  Additionally, during the 2001 fiscal year, and through July 3, 2002, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.  Arthur Andersen LLP furnished us with, and we filed as an Exhibit to our Form 8-K and incorporated as Exhibit 16.1 to this Report, a letter addressed to the Commission stating that it agrees with the above statements.

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

ITEM 9A.                    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2004 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2004 Proxy Statement is incorporated in this Report by reference.

D.    Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2004 Proxy Statement is incorporated in this Report by reference.

E.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2004 Proxy Statement is incorporated in this Report by reference.

F.     Code of Ethics for Senior Financial Management.

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our principal executive officer, principal financial officer and controller, and meets the requirements of the Securities and Exchange Commission.  We have posted our Code of Ethics for Senior Financial Management on our website at www.marten.com.  We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver.

ITEM 11.                      EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2004 Proxy Statement is incorporated in this Report by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits – Equity Compensation Plan Information” sections of our 2004 Proxy Statement is incorporated in this Report by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the “Certain Transactions” section of our 2004 Proxy Statement is incorporated in this Report by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2004 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page

(a)	1.	Financial Statements (See Part II, Item 8 of this Report):

		Independent Auditors’ Report	25

		Balance Sheets as of December 31, 2003 and 2002	27

		Statements of Operations for the years ended December 31, 2003, 2002 and 2001	28

		Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	29

		Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	30

		Notes to Financial Statements	31

	2.	Financial Statement Schedules:

		None.

	3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 47 through 49.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 12, 2004.  Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

		The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):

		(1)	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

		(2)	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

		(3)	Employment Agreement, dated May 1, 1993, with Darrell D. Rubel.

		(4)	Marten Transport, Ltd. 1995 Stock Incentive Plan.

		(5)	Amendment to Employment Agreement, dated January 27, 1999, with Darrell D. Rubel.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003:

On October 17, 2003, we filed a report on Form 8-K furnishing under Item 12 our October 17, 2003 press release announcing our financial results for the quarter and nine months ended September 30, 2003.

On November 12, 2003, we filed a report on Form 8-K reporting under Item 5 our November 11, 2003 press release announcing a three-for-two stock split of our common stock in the form of a 50% stock dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Christine K. Marten

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2003

Item No.	Item	Filing Method
3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 25, 2002 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Bylaws of the Company	See Exhibit 3.2 above.

10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).

10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10 - K for the year ended December 31, 1987 (File No. 0-15010).

10.3	Employment Agreement dated May 1, 1993, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-15010).

10.4	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.5	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

Item No.	Item	Filing Method
10.6	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.7	Amendment to Employment Agreement, dated January 27, 1999, between the Company and Darrell D. Rubel	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-15010).

10.8	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).

10.9	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.10	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.11	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.12	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.13	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).

10.14	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-15010).

10.15	Sixth Amendment to Credit Agreement, dated January 14, 2002, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-15010).

Item No.	Item	Filing Method
10.16	Seventh Amendment to Credit Agreement, dated March 29, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-15010).

10.17	Eighth Amendment to Credit Agreement, dated June 27, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-15010).

16.1	Letter from Arthur Andersen LLP dated July 9, 2002, regarding change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed July 10, 2002 (File No. 0-15010).

23.1	Consent of KPMG LLP	Filed with this Report.

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