Form 10-Q
period 2004-03-31
MARTEN TRANSPORT LTD
filed 2004-05-03
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2004

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

Yes   ☐ No   ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 13,999,889 as of April 29, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Marketable securities	$11,864	$19,219
Receivables:
Trade, net	36,144	34,582
Other	7,963	7,337
Prepaid expenses and other	10,978	10,034
Deferred income taxes	4,046	3,048

Total current assets	70,995	74,220

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	273,096	263,502
Accumulated depreciation	(90,780)	(93,684)

Net property and equipment	182,316	169,818

Other assets	5,918	5,557

TOTAL ASSETS	$259,229	$249,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$3,269	$549
Accounts payable and accrued liabilities	17,131	17,062
Insurance and claims accruals	12,517	12,052
Current maturities of long-term debt	5,000	5,000

Total current liabilities	37,917	34,663

Long-term debt, less current maturities	22,857	22,857
Deferred income taxes	48,714	47,541

Total liabilities	109,488	105,061

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 13,999,889 shares, at March 31, 2004, and 13,759,776 shares, at December 31, 2003, issued and outstanding	140	138
Additional paid-in capital	66,738	64,265
Retained earnings	82,863	80,131

Total stockholders’ equity	149,741	144,534

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$259,229	$249,595

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2004	2003

OPERATING REVENUE	$84,530	$79,321

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	25,327	23,680
Purchased transportation	17,683	17,764
Fuel and fuel taxes	14,869	14,340
Supplies and maintenance	6,078	5,942
Depreciation	7,863	7,289
Operating taxes and licenses	1,571	1,399
Insurance and claims	4,405	3,695
Communications and utilities	801	801
Gain on disposition of revenue equipment	(528)	(87)
Other	1,872	1,842

Total operating expenses	79,941	76,665

OPERATING INCOME	4,589	2,656

OTHER EXPENSES (INCOME):

Interest expense	523	780
Interest income	(341)	(377)

INCOME BEFORE INCOME TAXES	4,407	2,253

PROVISION FOR INCOME TAXES	1,675	856

NET INCOME	$2,732	$1,397

BASIC EARNINGS PER COMMON SHARE	$0.20	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.14

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stock– holders’
(In thousands)	Shares	Amount			Equity
Balance at December 31, 2002	9,544	$95	$10,822	$68,303	$79,220
Net income	—	—	—	1,397	1,397
Issuance of common stock from
stock option exercises	23	1	134	—	135
Tax benefit of stock option exercises	—	—	17	—	17
Balance at March 31, 2003	9,567	96	10,973	69,700	80,769
Net income	—	—	—	10,445	10,445
Issuance of common stock from offering	4,050	41	52,062	(14)	52,089
Issuance of common stock from stock option exercises	143	1	890	—	891
Tax benefit of stock option exercises	—	—	340	—	340
Balance at December 31, 2003	13,760	138	64,265	80,131	144,534
Net income	—	—	—	2,732	2,732
Issuance of common stock from stock option exercises	240	2	1,355	—	1,357
Tax benefit of stock option exercises	—	—	1,118	—	1,118
Balance at March 31, 2004	14,000	$140	$66,738	$82,863	$149,741

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$2,732	$1,397
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,863	7,289
Gain on disposition of revenue equipment	(528)	(87)
Deferred tax provision	175	230
Tax benefit of stock option exercises	1,118	17
Changes in other current operating items	(2,598)	1,190
Net cash provided by operating activities	8,762	10,036

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(19,732)	(8,146)
Buildings and land, office equipment, and other additions, net	(101)	(97)
Net change in other assets	(361)	622
Net cash used for investing activities	(20,194)	(7,621)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Purchases of marketable securities	(23,746)	—
Sales of marketable securities	31,101	—
Long-term borrowings	—	20,300
Repayment of long-term borrowings	—	(22,001)
Issuance of common stock from stock option exercises	1,357	135
Change in net checks issued in excess of cash balances	2,720	(130)
Net cash provided by (used for) financing activities	11,432	(1,696)

NET CHANGE IN CASH	—	719

CASH:
Beginning of period	—	—

End of period	$—	$719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$523	$798
Income taxes	$474	$74

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the financial statements and notes to financial statements in our 2003 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed balance sheet includes the accounts of Marten Transport, Ltd. and MW Logistics, LLC (“MWL”).  We own a 45% equity interest in MWL, for which we paid $500,000 in 2001.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of March 31, 2004, and will be included in our consolidated condensed statements of operations beginning April 1, 2004.  The MWL balances included in our unaudited consolidated condensed balance sheet as of March 31, 2004 are not significant to our financial position. All material intercompany balances have been eliminated in consolidation. We accounted for our investment in MWL’s operating results using the equity method of accounting during the three month periods ending March 31, 2004 and March 31, 2003.

MWL is a third-party provider of logistics services to the transportation industry.  In the first quarter of 2004, we received $4.5 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer.  In the first quarter of 2003, we received $2.6 million of our revenue from transportation services arranged by MWL. If we had applied the provisions of FIN No. 46, as revised, for the entire quarter ended March 31, 2004, approximately $1.4 million would have been added to total revenue. There would have been no impact on recorded net income.

(2)          Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of March 31, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Net income, as reported	$2,732	$1,397
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(21)
Pro forma net income	$2,692	$1,376
Earnings per common share:
Basic-as reported	$0.20	$0.15
Basic-pro forma	$0.19	$0.14
Diluted-as reported	$0.19	$0.14
Diluted-pro forma	$0.19	$0.14

(3)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Numerator:
Net income	$2,732	$1,397
Denominator:
Basic earnings per common share - weighted-average shares	13,840	9,563
Effect of dilutive stock options	581	258
Diluted earnings per common share - weighted-average shares and assumed conversions	14,421	9,821
Basic earnings per common share	$0.20	$0.15
Diluted earnings per common share	$0.19	$0.14

The following options were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

	Three Months Ended March 31,
	2004	2003
Number of option shares	—	16,875
Weighted-average exercise price	$—	$8.20

(4)          Stock Splits

On July 24, 2003, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend.  On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend.  Our unaudited consolidated condensed financial statements and related notes contained in this report have been adjusted to give retroactive effect to the stock splits for all periods presented.

(5)          Contingency

In April 2002, MWL, Mitchell Ward and Randy Bowman, corporate officers of MWL, and the company were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs. Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

(6)          Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to be consistent with the 2004 presentation. These reclassifications do not have a material effect on our consolidated financial statements.

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

Our operating results for the first quarter of 2004 reflect improved freight demand compared with the first quarter of 2003, coupled with our continuing emphasis on asset productivity, operating efficiency and cost control. Increased freight demand reflected a combination of modestly improved economic conditions and our strategic emphasis on providing customers with high levels of service and significant tractor capacity. In the first quarter of 2004, we increased our operating revenue 6.6% and our freight revenue (operating revenue less fuel surcharge revenue) 7.2% compared with the first quarter of 2003. We were able to increase our revenue by increasing our business with existing and new customers, increasing our freight rates, increasing the size of our fleet, increasing our detention charges and operating our fleet more efficiently. We increased our average operating revenue per tractor per week 4.2% in the first quarter of 2004, and our average freight revenue per tractor per week 4.7%, reflecting improvements in both average freight revenue per mile and in average miles per tractor. For the remainder of 2004, we expect revenue increases will come through a combination of additional tractors and higher revenue per tractor.  We anticipate continued demand from our large customers, which increasingly are looking to carriers that offer superior service, capacity and financial stability.

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain of these factors are beyond our control, we monitor these factors closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2003 and the first quarter of 2004. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we increased the self-insured retention limit for our primary accident insurance from $500,000 in 2002 to $1.0 million in 2003.  We have maintained these self-insured retention levels for 2004.  Although we have controlled increases in our premium costs, we are exposed to additional risk.  Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  Although it is still too early to ascertain the full impact of the new hours-of-service requirements, the regulations did not have a significant impact on our operations or financial results for the quarter.

By increasing our fleet and operating our fleet more efficiently, while controlling expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 94.6% in the first quarter of 2004 from 96.7% in the first quarter of 2003. We increased our earnings per diluted share 35.7%, to $0.19 in the first quarter of 2004 from $0.14 in the first quarter of 2003, on a 46.8% increase in weighted average shares outstanding. Our goal is to maintain our operating ratio at or below 93% for 2004. We expect this to require additional improvements in revenue per tractor per week to overcome expected additional cost increases of new equipment, elevated insurance costs and other general increases in operating costs. In addition, we will need to keep our tractors manned with qualified drivers despite an increasingly competitive market, and we cannot assure you that we will be able to do so.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  At March 31, 2004, we had approximately $11.9 million of marketable securities, $27.9 million of long-term debt, and $149.7 million in stockholder’s equity. In the first quarter of 2004, we had approximately $19.8 million of capital expenditures, net of trade-ins. We estimate that capital expenditures, net of trade-ins, will be approximately $45.0 million for the remainder of 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations, our investment in marketable securities, and, if necessary, borrowings under our $45 million revolving credit facility.

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

Results of Operations

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating and freight revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue		Percentage of Freight Revenue (1)
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2004 vs. 2003	2004 vs. 2003	2004	2003	2004		2003
Operating revenue	$5,209	6.6%	100.0%	100.0%	100.0	%(1)	100.0	%(1)
Operating expenses (income):
Salaries, wages and benefits	1,647	7.0	30.0	29.9	31.5		31.5
Purchased transportation	(81)	(0.5)	20.9	22.4	22.0		23.6
Fuel and fuel taxes	529	3.7	17.6	18.1	13.5	(1)	13.5	(1)
Supplies and maintenance	136	2.3	7.2	7.5	7.5		7.9
Depreciation	574	7.9	9.3	9.2	9.8		9.7
Operating taxes and licenses	172	12.3	1.9	1.8	2.0		1.9
Insurance and claims	710	19.2	5.2	4.7	5.5		4.9
Communications and utilities	—	—	0.9	1.0	1.0		1.1
Gain on disposition of revenue equipment	(441)	(>100)	(0.6)	(0.1)	(0.7)		(0.1)
Other	30	1.6	2.2	2.3	2.3		2.5
Total operating expenses	3,276	4.3	94.6	96.7	94.3	(1)	96.5	(1)
Operating income	1,933	72.8	5.4	3.3	5.7		3.5
Other expenses (income):
Interest expense	(257)	(32.9)	0.6	1.0	0.6		1.0
Interest income	36	9.5	(0.4)	(0.5)	(0.4)		(0.5)
Income before income taxes	2,154	95.6	5.2	2.8	5.5		3.0
Provision for income taxes	819	95.7	2.0	1.1	2.1		1.1
Net income	$1,335	95.6%	3.2%	1.8%	3.4%		1.9%

(1)                                  Freight revenue is operating revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against fuel and fuel taxes expense and total operating expenses where indicated.  Fuel surcharge revenue was $4.0 million in the first quarter of 2004 and $4.2 million in the first quarter of 2003.

Our operating revenue increased $5.2 million, or 6.6%, to $84.5 million in the 2004 period from $79.3 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge revenue) increased $5.4 million, or 7.2%, to $80.5 million in the 2004 period from $75.1 million in the 2003 period. Freight revenue excludes $4.0 million of fuel surcharge revenue in the 2004 period and $4.2 million in the 2003 period. We were able to increase our freight revenue by increasing our business with existing and new customers, increasing our freight rates, increasing the size of our fleet, increasing our detention charges and operating our fleet more efficiently.  Our average operating revenue per tractor per week increased 4.2% in the 2004 period from the 2003 period. Our average freight revenue per tractor per week increased 4.7% in the 2004 period from the 2003 period, due to a 4.1% increase in average freight revenue per mile combined with a 0.7% increase in average miles per tractor. Our weighted average number of tractors increased 2.3% in the 2004 period from the 2003 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and changes in health care premiums. Salaries, wages and benefits increased $1.6 million, or 7.0%, in the 2004 period from the 2003 period. The increase in salaries, wages and benefits resulted primarily from the increase in the size of our fleet and $325,000 of additional compensation earned by our non-driver employees under our incentive compensation program for the 2004 period, compared with zero incentive compensation for the 2003 period. These increases were partially offset by a decrease in our employees’ health insurance expense due to a decrease of $171,000 in the estimated costs of our self-insured medical claims in the 2004 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment. This category will vary depending upon the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation decreased $81,000, or 0.5%, in the 2004 period from the 2003 period. The amount of fuel surcharges passed through to independent contractors decreased $107,000 in the 2004 period. As a percentage of operating revenue, purchased transportation decreased to 20.9% in the 2004 period from 22.4% in the 2003 period, primarily due to a decrease in the percentage of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $529,000, or 3.7%, in the 2004 period from the 2003 period. As a percentage of operating revenue, fuel expense decreased to 17.6% in the 2004 period from 18.1% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $4.0 million in the 2004 period and $4.2 million in the 2003 period, increased $702,000, or 6.9%, to $10.9 million in the 2004 period from $10.2 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, represented 13.5% in both periods as increased revenue per tractor offset a greater percentage of the fleet being operated by company drivers. Our fuel prices, which remain high based on historical standards, decreased slightly to an average of $1.49 per gallon in the 2004 period from an average of $1.52 per gallon in the 2003 period. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We believe our fuel surcharge program helps offset a substantial portion of increases in fuel costs.  However, fuel price increases are not fully offset through these measures, and we do not have surcharge protection on non-revenue miles or the fuel used in our refrigeration units. We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, will result in less fuel-efficient engines.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $574,000, or 7.9%, in the 2004 period from the 2003 period. Depreciation increased slightly as a percentage of operating revenue in the 2004 period, primarily due to a significant number of tractor and trailer purchases in the 2004 period at higher prices than in the prior periods and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors. These increases were partially offset by higher freight revenue per tractor in the 2004 period which more efficiently spread this fixed cost.  Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  Insurance and claims increased $710,000, or 19.2%, in the 2004 period from the 2003 period. This increase was comprised of a $488,000 increase in the cost of accident claims and a $222,000 increase in insurance premiums. As a percentage of operating revenue, insurance and claims increased to 5.2% in the 2004 period from 4.7% in the 2003 period. We have maintained the self-insured retention limit for our primary accident insurance at $1.0 million in 2004. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2004 period, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $528,000 from $87,000 in the 2003 period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 94.6% in the 2004 period from 96.7% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  Interest expense, net, decreased $221,000, or 54.8%, in the 2004 period from the 2003 period. This decrease was primarily the result of lower average debt balances outstanding and earnings from short-term marketable securities in the 2004 period, partially offset by a decrease in interest income from financing provided to independent contractors.

Our effective income tax rate was 38.0% in each of the 2004 and 2003 periods.  We currently apply a 34% rate when recording federal deferred taxes, however, we will evaluate our income tax rate for recording federal deferred income taxes in the future given the possibility of an increase in our statutory federal income tax rate based upon projected future earnings and capital expenditures.  If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.1 million in the year in which the change in rates would apply.

As a result of the factors described above, net income increased 95.6%, to $2.7 million in the 2004 period from $1.4 million in the 2003 period. Net earnings per share improved to $0.19 per diluted share in the 2004 period from $0.14 per diluted share in the 2003 period on a 46.8% increase in weighted average shares attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Liquidity and Capital Resources

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. Promptly following the offering, we used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility, which was $19.4 million at June 30, 2003. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.  At March 31, 2004, we had approximately $11.9 million of marketable securities.

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

	Three Months Ended March 31,
(In thousands)	2004	2003
Net cash flows provided by operating activities	$8,762	$10,036
Net cash flows used for investing activities	20,194	7,621
Long-term debt, including current maturities, at March 31	27,857	61,928

In the first quarter of 2004, we had approximately $19.8 million of capital expenditures. We estimate that capital expenditures, net of trade-ins, will be approximately $45.0 million for the remainder of 2004, primarily for new revenue equipment. We have increased our prior estimates of capital expenditures as we plan to accelerate our purchases of tractors in anticipation of the 2007 emission control regulations. We expect to fund these capital expenditures with cash flows from operations, our investment in short-term marketable securities and, if necessary, borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for the remainder of 2004.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $17.9 million at March 31, 2004. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $10.0 million at March 31, 2004. These notes mature in April 2010, require annual principal payments of $1.43 million beginning in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. At March 31, 2004, the facility had an outstanding principal balance of zero, outstanding letters of credit of $4.4 million, and remaining borrowing availability of $40.6 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of our covenants at March 31, 2004.

We had $9.1 million in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2004, compared with $8.6 million in receivables as of December 31, 2003. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of December 31, 2003:

	Payments Due by Period
		2005 and	2007 and
(In thousands)	2004	2006	2008	Thereafter	Total
Long-term debt obligations	$5,000	$10,000	$10,000	$2,857	$27,857
Purchase obligations for revenue equipment	22,140	—	—	—	22,140
Operating lease obligations	180	136	—	—	316
Total	$27,320	$10,136	$10,000	$2,857	$50,313

There have been no material changes outside the ordinary course of our business in the above contractual obligations from December 31, 2003 to March 31, 2004.

Related Parties

We own a 45% equity interest in MWL, for which we paid $500,000 in 2001. MWL is a third-party provider of logistics services to the transportation industry. In the first quarter of 2004, we received $4.5 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer. In the first quarter of 2003, we received $2.6 million of our revenue from transportation services arranged by MWL.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of March 31, 2004, and will be included in our consolidated condensed statements of operations beginning April 1, 2004. The MWL balances included in our unaudited consolidated condensed balance sheet as of March 31, 2004 are not significant to our financial position. We accounted for our investment in MWL’s operating results using the equity method of accounting during the three month periods ending March 31, 2004 and March 31, 2003.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $198,000 in the first quarter of 2004 and $232,000 in the first quarter of 2003 for fuel and tire services. In addition, we paid $318,000 in the first quarter of 2004 and $368,000 in the first quarter of 2003 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at March 31, 2004.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2003 and the first quarter of 2004, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout 2003 and in the first quarter of 2004, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2004.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs.

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and on our workers’ compensation claims at $750,000 per incident.  We have $4.4 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $12.5 million as of March 31, 2004, and $12.1 million as of December 31, 2003. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2004 would have needed to increase by approximately $1.4 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $182.3 million as of March 31, 2004 and $169.8 million as of December 31, 2003. Our depreciation expense was $7.9 million for the first quarter of 2004 and $7.3 million for the first quarter of 2003. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers for more than six years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2004 by approximately $5.5 million, or 3.0%.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first quarter of 2004, our top 30 customers, based on revenue, accounted for approximately 78% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 38% of our revenue; and our top two customers accounted for approximately 19% of our revenue. We do not expect these percentages to change materially for the remainder of 2004. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  From time-to-time, the transportation industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors, and competition for drivers can be intense. Competition for drivers has increased compared with the past two years, and we have experienced greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty increasing the number of our independent contractor drivers, which is one of our principal sources of planned growth. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle. In addition, our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation in future periods. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

We are co-defendants with MWL in a lawsuit relating to MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected. In April 2002, MWL, Mitchell Ward and Randy Bowman, corporate officers of MWL, and the company were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor. Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

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

We presently use fuel surcharges to address the risk of high fuel prices. Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer to customer. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at March 31, 2004, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $17.9 million outstanding at March 31, 2004, under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $10.0 million outstanding at March 31, 2004, under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $279,000 annually.

Our variable rate obligations have historically consisted of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on either the prime rate or the London Interbank Offered Rate (LIBOR). We had no borrowings under our revolving credit facility at March 31, 2004.

Item 4.                               Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

b)             Reports on Form 8-K

On January 30, 2004, we filed a report on Form 8-K furnishing under Item 12 our January 30, 2004 press release announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 3, 2004	By:	/s/Randolph L. Marten
Randolph L. Marten
President (Principal Executive Officer)

Dated: May 3, 2004	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)