Form 10-Q
period 2004-06-30
MARTEN TRANSPORT LTD
filed 2004-08-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2004

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 14,096,764 as of August 5, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Marketable securities	$5,774	$19,219
Receivables:
Trade, net	37,201	34,582
Other	8,929	7,337
Prepaid expenses and other	9,946	10,034
Deferred income taxes	5,798	3,048

Total current assets	67,648	74,220

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	284,025	263,502
Accumulated depreciation	(88,244)	(93,684)

Net property and equipment	195,781	169,818

Other assets	6,084	5,557

TOTAL ASSETS	$269,513	$249,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,235	$549
Accounts payable and accrued liabilities	24,815	17,062
Insurance and claims accruals	11,910	12,052
Current maturities of long-term debt	5,000	5,000

Total current liabilities	42,960	34,663

Long-term debt, less current maturities	21,429	22,857
Deferred income taxes	49,873	47,541

Total liabilities	114,262	105,061

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 14,064,264 shares, at June 30, 2004, and 13,759,776 shares, at December 31, 2003, issued and outstanding	141	138
Additional paid-in capital	67,433	64,265
Retained earnings	87,677	80,131

Total stockholders’ equity	155,251	144,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,513	$249,595

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2004	2003	2004	2003

OPERATING REVENUE	$91,907	$84,206	$176,437	$163,527

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	25,370	25,278	50,697	48,958
Purchased transportation	19,966	18,053	37,649	35,817
Fuel and fuel taxes	16,603	13,379	31,472	27,719
Supplies and maintenance	6,024	6,147	12,102	12,089
Depreciation	8,061	7,435	15,924	14,724
Operating taxes and licenses	1,613	1,372	3,184	2,771
Insurance and claims	4,056	3,723	8,461	7,418
Communications and utilities	746	793	1,547	1,594
Gain on disposition of revenue equipment	(650)	(69)	(1,178)	(156)
Other	2,236	2,052	4,108	3,894

Total operating expenses	84,025	78,163	163,966	154,828

OPERATING INCOME	7,882	6,043	12,471	8,699

OTHER EXPENSES (INCOME):
Interest expense	504	752	1,027	1,532
Interest income	(386)	(414)	(727)	(791)

INCOME BEFORE INCOME TAXES	7,764	5,705	12,171	7,958

PROVISION FOR INCOME TAXES	2,950	2,168	4,625	3,024

NET INCOME	$4,814	$3,537	$7,546	$4,934

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.37	$0.54	$0.51

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.35	$0.52	$0.50

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2002	9,544	$95	$10,822	$68,303	$79,220
Net income	—	—	—	4,934	4,934
Issuance of common stock from stock option exercises	106	2	611	—	613
Tax benefit of stock option exercises	—	—	139	—	139
Balance at June 30, 2003	9,650	97	11,572	73,237	84,906
Net income	—	—	—	6,908	6,908
Issuance of common stock from offering	4,050	41	52,062	(14)	52,089
Issuance of common stock from stock option exercises	60	—	413	—	413
Tax benefit of stock option exercises	—	—	218	—	218
Balance at December 31, 2003	13,760	138	64,265	80,131	144,534
Net income	—	—	—	7,546	7,546
Issuance of common stock from stock option exercises	304	3	1,751	—	1,754
Tax benefit of stock option exercises	—	—	1,417	—	1,417
Balance at June 30, 2004	14,064	$141	$67,433	$87,677	$155,251

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$7,546	$4,934
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,924	14,724
Gain on disposition of revenue equipment	(1,178)	(156)
Deferred tax provision	(418)	3,080
Tax benefit of stock option exercises	1,417	139
Changes in other current operating items	3,488	1,786
Net cash provided by operating activities	26,779	24,507

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(40,483)	(13,965)
Buildings and land, office equipment, and other additions, net	(226)	(181)
Net change in other assets	(527)	1,332
Net cash used for investing activities	(41,236)	(12,814)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Purchases of marketable securities	(48,410)	—
Sales of marketable securities	61,855	—
Long-term borrowings	—	30,300
Repayment of long-term borrowings	(1,428)	(43,100)
Issuance of common stock from stock option exercises	1,754	613
Change in net checks issued in excess of cash balances	686	494
Net cash provided by (used for) financing activities	14,457	(11,693)

NET CHANGE IN CASH	—	—

CASH:
Beginning of period	—	—

End of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$1,043	$1,596
Income taxes	$717	$(474)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the financial statements and notes to financial statements in our 2003 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed balance sheet as of June 30, 2004 and consolidated condensed statement of operations for the three months ending June 30, 2004 include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of June 30, 2004, and in our consolidated condensed statement of operations beginning April 1, 2004.  The MWL accounts included in our unaudited consolidated condensed balance sheet as of June 30, 2004, and in our consolidated condensed statement of operations for the three months ended June 30, 2004, are not significant to our consolidated financial position or results of operations. All material intercompany balances have been eliminated in consolidation. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.  In the first six months of 2004, we received $9.9 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer.  In the first six months of 2003, we received $6.0 million of our revenue from transportation services arranged by MWL.

(2)          Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of June 30, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$4,814	$3,537	$7,546	$4,934
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(95)	(79)	(116)
Pro forma net income	$4,775	$3,442	$7,467	$4,818
Earnings per common share:
Basic-as reported	$0.34	$0.37	$0.54	$0.51
Basic-pro forma	$0.34	$0.36	$0.54	$0.50
Diluted-as reported	$0.33	$0.35	$0.52	$0.50
Diluted-pro forma	$0.33	$0.35	$0.52	$0.49

(3)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income	$4,814	$3,537	$7,546	$4,934
Denominator:
Basic earnings per common share - weighted-average shares	14,016	9,600	13,928	9,582
Effect of dilutive stock options	474	384	525	333
Diluted earnings per common share - weighted-average shares and assumed conversions	14,490	9,984	14,453	9,915

Basic earnings per common share	$0.34	$0.37	$0.54	$0.51
Diluted earnings per common share	$0.33	$0.35	$0.52	$0.50

All outstanding options were included in the calculation of diluted earnings per share for all periods presented.

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

Our operating results for the first six months of 2004 reflect improved freight demand compared with the first six months of 2003, coupled with our continuing emphasis on asset productivity, operating efficiency and cost control. Increased freight demand reflected a combination of modestly improved economic conditions and our strategic emphasis on providing customers with high levels of service and significant tractor capacity. In the first six months of 2004, we increased our operating revenue 7.9% and our freight revenue, operating revenue less fuel surcharge and MW Logistics (“MWL”) revenue, 5.8% compared with the first six months of 2003. We were able to increase our freight revenue by increasing our freight rates and our detention charges, and by increasing our business with existing and new customers.  We increased our average operating revenue per tractor per week 5.4% in the first six months of 2004, and our average freight revenue per tractor per week 3.4%, due to a 4.9% improvement in average freight revenue per total mile, partially offset by a 1.4% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.4% in the first six months of 2004.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 0.9% in the first six months of 2004.  For the remainder of 2004, we expect revenue increases will come through a combination of additional seated tractors and higher revenue per tractor.  We anticipate continued demand from our large customers, which increasingly are looking to carriers that offer superior service, capacity and financial stability.

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain of these factors are beyond our control, we monitor these factors closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2003 and the first six months of 2004. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we increased the self-insured retention limit for our primary accident insurance from $500,000 in 2002 to $1.0 million in 2003.  We have maintained these self-insured retention levels for 2004.  Although we have controlled increases in our premium costs, we are exposed to additional risk.  Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations in April 2003, effective in January 2004.  In response, we have negotiated delay time charges with the majority of our customers and have completed training with our drivers and operations personnel.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration for reconsideration.  Although it is still too early to ascertain the full impact of the current or future hours-of-service requirements, the regulations did not have a significant impact on our operations or financial results for the first six months of 2004.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 92.9% in the first six months of 2004 from 94.7% in the first six months of 2003.  We increased our earnings per diluted share to $0.52 in the first six months of 2004 from $0.50 in the first six months of 2003, on a 45.8% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.  Our goal is to maintain our operating ratio at or below 93% for 2004. We expect this to require continued improvements in revenue per tractor per week to overcome expected additional cost increases of new equipment, elevated insurance costs and other general increases in operating costs. In addition, we will need to keep our tractors seated with qualified drivers despite an increasingly competitive market, and we cannot assure you that we will be able to do so.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2004, we had approximately $5.8 million of marketable securities, $26.4 million of long-term debt, and $155.3 million in stockholders’ equity.  In the first six months of 2004, we spent approximately $40.5 million, net of trade-ins, by replacing 346 tractors and 456 trailers with new equipment.  We lowered the average age of our tractor fleet to 1.6 years from 2.1 years as of June 30, 2003.  We also recognized a gain of $1.2 million on the sale of used equipment in the first six months of 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $24.0 million for the remainder of 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations, our investment in marketable securities, and, if necessary, borrowings under our $45 million revolving credit facility.

Discussion of Freight Revenue

In discussing our results of operations, we have included in certain instances a discussion of revenue, before fuel surcharge and MWL revenue, or “freight revenue.”  We do this because we believe that eliminating these sources of revenue provides a more consistent basis for comparing our results of operations from period to period.

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2004 vs. 2003	2004 vs. 2003	2004	2003
Operating revenue	$7,701	9.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	92	0.4	27.6	30.0
Purchased transportation	1,913	10.6	21.7	21.4
Fuel and fuel taxes	3,224	24.1	18.1	15.9
Supplies and maintenance	(123)	(2.0)	6.6	7.3
Depreciation	626	8.4	8.8	8.8
Operating taxes and licenses	241	17.6	1.8	1.6
Insurance and claims	333	8.9	4.4	4.4
Communications and utilities	(47)	(5.9)	0.8	0.9
Gain on disposition of revenue equipment	(581)	(>100)	(0.7)	(0.1)
Other	184	9.0	2.4	2.4
Total operating expenses	5,862	7.5	91.4	92.8
Operating income	1,839	30.4	8.6	7.2
Other expenses (income):
Interest expense	(248)	(33.0)	0.5	0.9
Interest income	28	6.8	(0.4)	(0.5)
Income before income taxes	2,059	36.1	8.4	6.8
Provision for income taxes	782	36.1	3.2	2.6
Net income	$1,277	36.1%	5.2%	4.2%

Our operating revenue increased $7.7 million, or 9.1%, to $91.9 million in the 2004 period from $84.2 million in the 2003 period.  Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $3.7 million, or 4.6%, to $84.2 million in the 2004 period from $80.5 million in the 2003 period.  Freight revenue excludes $5.6 million of fuel surcharge revenue in the 2004 period and $3.7 million in the 2003 period, along with $2.1 million of MWL revenue in the 2004 period.  There was no MWL revenue recorded in the 2003 period.  We were able to increase our freight revenue by increasing our freight rates and our detention charges.  Our average operating revenue per tractor per week increased 6.5% in the 2004 period from the 2003 period.  Our average freight revenue per tractor per week increased 2.0% in the 2004 period from the 2003 period, due to a 5.6% increase in average freight revenue per total mile partially offset by a 3.4% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.5% in the 2004 period from the 2003 period.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 1.5% in the 2004 period from the 2003 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses will vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, and changes in health care premiums. Salaries, wages and benefits increased $92,000, or 0.4%, in the 2004 period from the 2003 period. The increase in salaries, wages and benefits resulted primarily from $501,000 of additional compensation expensed for our non-driver employees under our incentive compensation program for the 2004 period, compared with zero incentive compensation for the 2003 period, along with a slight increase in the size of our company-owned fleet.  These increases were partially offset by a decrease in our employees’ health insurance expense due to favorable claims experience causing a decrease of $1.3 million in the estimated costs of our self-insured medical claims in the 2004 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by MWL.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by MWL.  Purchased transportation increased $1.9 million, or 10.6%, in the 2004 period from the 2003 period.  Payments to carriers for transportation services arranged by MWL were $1.3 million in the 2004 period.  No payments to carriers by MWL were recorded in the 2003 period.  The amount of fuel surcharges passed through to independent contractors increased $598,000 in the 2004 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, increased $31,000, or 0.2%, in the 2004 period from the 2003 period.  This increase was primarily due to a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004, which was almost fully offset by a decrease in the percentage of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, increased $3.2 million, or 24.1%, in the 2004 period from the 2003 period. As a percentage of operating revenue, fuel expense increased to 18.1% in the 2004 period from 15.9% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $5.6 million in the 2004 period and $3.7 million in the 2003 period, increased $1.3 million, or 13.5%, to $11.0 million in the 2004 period from $9.7 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased to 13.0% in the 2004 period from 12.0% in the 2003 period as a greater percentage of the fleet was operated by company drivers in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $1.64 per gallon in the 2004 period from an average of $1.34 per gallon in the 2003 period. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates.  We estimate that we recover through our fuel surcharge program, on average, at least 90% of our increases in fuel costs.  We have decided not to calculate the impact of higher fuel prices and the lower fuel economy of new tractor engines on our operating ratio or earnings per share because we believe this calculation would be based upon too many assumptions and, therefore, would not provide meaningful information.  We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, will result in less fuel-efficient engines.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids and vary with the age of the equipment and amount of usage.  Supplies and maintenance decreased $123,000, or 2.0%, in the 2004 period from the 2003 period.  This decrease was primarily caused by a decrease in the average age of our company tractors from the 2003 period.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $626,000, or 8.4%, in the 2004 period from the 2003 period. Depreciation as a percentage of operating revenue represented 8.8% in both periods.  A significant number of tractor and trailer purchases in the 2004 period at higher prices than in the prior periods and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors increased this expense. These increases were offset by higher freight revenue per tractor in the 2004 period which more efficiently spread this fixed cost.  Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  Insurance and claims increased $333,000, or 8.9%, in the 2004 period from the 2003 period. This increase was comprised of a $240,000 increase in the cost of accident claims and a $93,000 increase in insurance premiums.  Insurance and claims as a percentage of operating revenue represented 4.4% in both periods. We have maintained the self-insured retention limit for our primary accident insurance at $1.0 million in 2004. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2004 period, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $650,000 from $69,000 in the 2003 period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.4% in the 2004 period from 92.8% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  Interest expense, net, decreased $220,000, or 65.1%, in the 2004 period from the 2003 period. This decrease was primarily the result of lower average debt balances outstanding and earnings from short-term marketable securities in the 2004 period, partially offset by a decrease in interest income from financing provided to independent contractors.

Our effective income tax rate was 38.0% in each of the 2004 and 2003 periods.  We currently apply a 34% rate when recording federal deferred taxes; however, we will evaluate our income tax rate for recording federal deferred income taxes in the future given the possibility of an increase in our statutory federal income tax rate based upon projected future earnings and capital expenditures.  If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.1 million in the year in which the change in rates would apply.

As a result of the factors described above, net income increased 36.1%, to $4.8 million in the 2004 period from $3.5 million in the 2003 period. Net earnings per share decreased to $0.33 per diluted share in the 2004 period from $0.35 per diluted share in the 2003 period on a 45.1% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating and freight revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2004 vs. 2003	2004 vs. 2003	2004	2003
Operating revenue	$12,910	7.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,739	3.6	28.7	29.9
Purchased transportation	1,832	5.1	21.3	21.9
Fuel and fuel taxes	3,753	13.5	17.8	17.0
Supplies and maintenance	13	0.1	6.9	7.4
Depreciation	1,200	8.1	9.0	9.0
Operating taxes and licenses	413	14.9	1.8	1.7
Insurance and claims	1,043	14.1	4.8	4.5
Communications and utilities	(47)	(2.9)	0.9	1.0
Gain on disposition of revenue equipment	(1,022)	(>100)	(0.7)	(0.1)
Other	214	5.5	2.3	2.4
Total operating expenses	9,138	5.9	92.9	94.7
Operating income	3,772	43.4	7.1	5.3
Other expenses (income):
Interest expense	(505)	(33.0)	0.6	0.9
Interest income	64	8.1	(0.4)	(0.5)
Income before income taxes	4,213	52.9	6.9	4.9
Provision for income taxes	1,601	52.9	2.6	1.8
Net income	$2,612	52.9%	4.3%	3.0%

Our operating revenue increased $12.9 million, or 7.9%, to $176.4 million in the 2004 period from $163.5 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $9.1 million, or 5.8%, to $164.7 million in the 2004 period from $155.6 million in the 2003 period. Freight revenue excludes $9.6 million of fuel surcharge revenue in the 2004 period and $7.9 million in the 2003 period, along with $2.1 million of MWL revenue in the 2004 period.  There was no MWL revenue recorded in the 2003 period. We were able to increase our freight revenue by increasing our freight rates and our detention charges, and by increasing our business with existing and new customers.  Our average operating revenue per tractor per week increased 5.4% in the 2004 period from the 2003 period. Our average freight revenue per tractor per week increased 3.4% in the 2004 period from the 2003 period, due to a 4.9% increase in average freight revenue per total mile partially offset by a 1.4% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.4% in the 2004 period from the 2003 period.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 0.9% in the 2004 period from the 2003 period.

Salaries, wages and benefits increased $1.7 million, or 3.6%, in the 2004 period from the 2003 period. The increase in salaries, wages and benefits resulted primarily from $826,000 of additional compensation expensed for our non-driver employees under our incentive compensation program for the 2004 period, compared with zero incentive compensation for the 2003 period, along with a slight increase in the size of our company-owned fleet.  These increases were partially offset by a decrease in our employees’ health insurance expense due to favorable claims experience causing a decrease of $1.5 million in the estimated costs of our self-insured medical claims in the 2004 period.

Purchased transportation increased $1.8 million, or 5.1%, in the 2004 period from the 2003 period.  Payments to carriers for transportation services arranged by MWL were $1.3 million in the 2004 period.  No payments to carriers by MWL were recorded in the 2003 period.  The amount of fuel surcharges passed through to independent contractors increased $491,000 in the 2004 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, increased $56,000, or 0.2%, in the 2004 period from the 2003 period.  This increase was primarily due to a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004, which was almost fully offset by a decrease in the percentage of independent contractor-owned tractors in our fleet.

Fuel expense increased $3.8 million, or 13.5%, in the 2004 period from the 2003 period. As a percentage of operating revenue, fuel expense increased to 17.8% in the 2004 period from 17.0% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $9.6 million in the 2004 period and $7.9 million in the 2003 period, increased $2.0 million, or 10.1%, to $21.8 million in the 2004 period from $19.8 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased to 13.3% in the 2004 period from 12.7% in the 2003 period as a greater percentage of the fleet was operated by company drivers in the 2004 period. Our fuel prices, which remain high based on historical standards, increased to an average of $1.56 per gallon in the 2004 period from an average of $1.43 per gallon in the 2003 period.

Supplies and maintenance increased $13,000, or 0.1%, in the 2004 period from the 2003 period.  As a percentage of operating revenue, supplies and maintenance decreased to 6.9% in the 2004 period from 7.4% in the 2003 period.  This decrease was primarily caused by a decrease in the average age of our company tractors from the 2003 period.

Depreciation increased $1.2 million, or 8.1%, in the 2004 period from the 2003 period. Depreciation as a percentage of operating revenue represented 9.0% in both periods.  A significant number of tractor and trailer purchases in the 2004 period at higher prices than in the prior periods and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors increased this expense. These increases were offset by higher freight revenue per tractor in the 2004 period which more efficiently spread this fixed cost.

Insurance and claims increased $1.0 million, or 14.1%, in the 2004 period from the 2003 period. This increase was comprised of a $728,000 increase in the cost of accident claims and a $315,000 increase in insurance premiums. As a percentage of operating revenue, insurance and claims increased to 4.8% in the 2004 period from 4.5% in the 2003 period.

In the 2004 period, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $1.2 million from $156,000 in the 2003 period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 92.9% in the 2004 period from 94.7% in the 2003 period.

Interest expense, net, decreased $441,000, or 59.5%, in the 2004 period from the 2003 period. This decrease was primarily the result of lower average debt balances outstanding and earnings from short-term marketable securities in the 2004 period, partially offset by a decrease in interest income from financing provided to independent contractors.

Our effective income tax rate was 38.0% in each of the 2004 and 2003 periods.

As a result of the factors described above, net income increased 52.9%, to $7.5 million in the 2004 period from $4.9 million in the 2003 period. Net earnings per share improved to $0.52 per diluted share in the 2004 period from $0.50 per diluted share in the 2003 period on a 45.8% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Liquidity and Capital Resources

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million. Promptly following the offering, we used a portion of our net proceeds to repay all amounts outstanding under our revolving credit facility, which was $19.4 million at June 30, 2003. The balance of our net proceeds is being used for general corporate purposes, including the purchase of tractors and trailers.  At June 30, 2004, we had approximately $5.8 million of marketable securities.

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

	Six Months Ended June 30,
(In thousands)	2004	2003
Net cash flows provided by operating activities	$26,779	$24,507
Net cash flows used for investing activities	41,236	12,814
Long-term debt, including current maturities, at June 30	26,429	50,829

In the first six months of 2004, we spent approximately $40.5 million, net of trade-ins, by replacing 346 tractors and 456 trailers with new equipment.  We lowered the average age of our tractor fleet to 1.6 years from 2.1 years as of June 30, 2003.  We also recognized a gain of $1.2 million on the sale of used equipment in the first six months of 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $24.0 million for the remainder of 2004, primarily for new revenue equipment.  We expect to fund these capital expenditures with cash flows from operations, our investment in short-term marketable securities and, if necessary, borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for the remainder of 2004.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $17.9 million at June 30, 2004. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $8.6 million at June 30, 2004. These notes mature in April 2010, require annual principal payments of $1.43 million that began in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. At June 30, 2004, the facility had an outstanding principal balance of zero, outstanding letters of credit of $4.4 million, and remaining borrowing availability of $40.6 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate plus applicable margins or the agent bank’s Prime Rate.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of our covenants at June 30, 2004.

We had $9.2 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2004, compared with $8.6 million in receivables as of December 31, 2003. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2004:

	Payments Due by Period
(In thousands)	Remainder of 2004	2005 and 2006	2007 and 2008	Thereafter	Total
Long-term debt obligations	$3,572	$10,000	$10,000	$2,857	$26,429
Purchase obligations for revenue equipment	23,234	—	—	—	23,234
Operating lease obligations	81	136	—	—	217
Total	$26,887	$10,136	$10,000	$2,857	$49,880

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first six months of 2004, we received $9.9 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer. In the first six months of 2003, we received $6.0 million of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of June 30, 2004, and in our consolidated condensed statement of operations beginning April 1, 2004. The MWL accounts included in our unaudited consolidated condensed balance sheet as of June 30, 2004, and in our consolidated condensed statement of operations for the three months ended June 30, 2004, are not significant to our consolidated financial position or results of operations. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $416,000 in the first six months of 2004 and $448,000 in the first six months of 2003 for fuel and tire services. In addition, we paid $614,000 in the first six months of 2004 and $917,000 in the first six months of 2003 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2004.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2003 and the first six months of 2004, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout 2003 and in the first six months of 2004, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2004.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and on our workers’ compensation claims at $750,000 per incident.  We have $4.4 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $11.9 million as of June 30, 2004, and $12.1 million as of December 31, 2003. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2004 would have needed to increase by approximately $1.6 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $195.8 million as of June 30, 2004 and $169.8 million as of December 31, 2003. Our depreciation expense was $15.9 million for the first six months of 2004 and $14.7 million for the first six months of 2003. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2004 by approximately $5.7 million, or 2.9%.

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

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.  Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include difficulty in attracting and retaining qualified drivers and independent contractors, significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, strikes or other work stoppages, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, and self-insurance levels.  We also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations. In addition, our results of operations may be affected by seasonal factors.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first six months of 2004, our top 30 customers, based on revenue, accounted for approximately 78% of our revenue; our top ten customers accounted for approximately 50% of our revenue; our top five customers accounted for approximately 38% of our revenue; and our top two customers accounted for approximately 19% of our revenue. We do not expect these percentages to change materially for the remainder of 2004. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic, and market factors that are beyond our control. We depend primarily on fuel surcharges, volume purchasing arrangements with truck stop chains, and bulk purchases of fuel at our terminals to control our fuel expenses. We previously used commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but the last remaining agreement expired in 2002. There can be no assurance that we will be able to collect fuel surcharges or enter into successful hedges in the future. Fluctuations in fuel prices, or a shortage of diesel fuel, could adversely affect our results of operations.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations in April 2003, effective in January 2004.  In response, we have negotiated delay time charges with the majority of our customers and have completed training with our drivers and operations personnel.  Our preliminary expectation, based on our initial experience, is that the current rules will not significantly disrupt our operations or materially affect our results of operations.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration for reconsideration.  Significant uncompensated shortfalls in our utilization due to compliance with the future regulations could adversely impact our profitability.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.  The Environmental Protection Agency, or EPA, adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage, and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at June 30, 2004, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $17.9 million outstanding at June 30, 2004, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $8.6 million outstanding at June 30, 2004, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $265,000 annually.

Our variable rate obligations have historically consisted of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate plus applicable margins or the agent bank’s Prime Rate.  We had no borrowings under our revolving credit facility at June 30, 2004.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 4, 2004.  Five incumbent directors were elected at the annual meeting to serve one-year terms expiring at the annual meeting of stockholders to be held in 2005.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	10,330,872	2,873,735	0
Larry B. Hagness	13,111,225	93,382	0
Thomas J. Winkel	13,111,225	93,382	0
Jerry M. Bauer	10,268,675	2,935,932	0
Christine K. Marten	10,136,240	3,068,367	0

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

b)             Reports on Form 8-K

On April 22, 2004, we filed a report on Form 8-K furnishing under Item 12 our April 21, 2004 press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 9, 2004	By:	/s/Randolph L. Marten
Randolph L. Marten
President (Principal Executive Officer)

Dated: August 9, 2004	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)