Form 10-Q
period 2004-09-30
MARTEN TRANSPORT LTD
filed 2004-11-15
CIK 799167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2004

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

Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 14,280,514 as of November 11, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Marketable securities	$108	$19,219
Receivables:
Trade, net	41,707	34,582
Other	9,617	7,337
Prepaid expenses and other	8,892	10,034
Deferred income taxes	4,453	3,048

Total current assets	64,777	74,220

Property and equipment:
Revenue equipment, buildings and land, office equipment, and other	291,322	263,502
Accumulated depreciation	(85,584)	(93,684)

Net property and equipment	205,738	169,818

Other assets	6,661	5,557

TOTAL ASSETS	$277,176	$249,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,172	$549
Accounts payable and accrued liabilities	21,615	17,062
Insurance and claims accruals	11,946	12,052
Current maturities of long-term debt	5,000	5,000

Total current liabilities	39,733	34,663

Long-term debt, less current maturities	25,129	22,857
Deferred income taxes	51,375	47,541

Total liabilities	116,237	105,061

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 14,146,264 shares, at September 30, 2004, and 13,759,776 shares, at December 31, 2003, issued and outstanding	141	138
Additional paid-in capital	68,337	64,265
Retained earnings	92,461	80,131

Total stockholders’ equity	160,939	144,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,176	$249,595

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2004	2003	2004	2003

OPERATING REVENUE	$97,892	$85,903	$274,329	$249,430

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	27,527	26,225	78,224	75,183
Purchased transportation	20,314	18,106	57,963	53,923
Fuel and fuel taxes	18,789	14,253	50,261	41,972
Supplies and maintenance	6,579	6,503	18,681	18,592
Depreciation	8,256	7,616	24,180	22,340
Operating taxes and licenses	1,651	1,406	4,835	4,177
Insurance and claims	4,558	3,782	13,019	11,200
Communications and utilities	738	825	2,285	2,419
Gain on disposition of revenue equipment	(544)	(154)	(1,722)	(310)
Other	2,174	1,450	6,282	5,344

Total operating expenses	90,042	80,012	254,008	234,840

OPERATING INCOME	7,850	5,891	20,321	14,590

OTHER EXPENSES (INCOME):
Interest expense	512	679	1,539	2,211
Interest income	(379)	(330)	(1,106)	(1,121)

INCOME BEFORE INCOME TAXES	7,717	5,542	19,888	13,500

PROVISION FOR INCOME TAXES	2,933	2,106	7,558	5,130

NET INCOME	$4,784	$3,436	$12,330	$8,370

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.30	$0.88	$0.82

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.29	$0.85	$0.79

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Retained
(In thousands)	Shares	Amount	Capital	Earnings
Balance at December 31, 2002	9,544	$95	$10,822	$68,303	$79,220
Net income	—	—	—	8,370	8,370
Issuance of common stock from offering	4,050	41	52,062	(14)	52,089
Issuance of common stock from stock option exercises	107	1	621	—	622
Tax benefit of stock option exercises	—	—	146	—	146
Balance at September 30, 2003	13,701	137	63,651	76,659	140,447
Net income	—	—	—	3,472	3,472
Issuance of common stock from stock option exercises	59	1	403	—	404
Tax benefit of stock option exercises	—	—	211	—	211
Balance at December 31, 2003	13,760	138	64,265	80,131	144,534
Net income	—	—	—	12,330	12,330
Issuance of common stock from stock option exercises	386	3	2,248	—	2,251
Tax benefit of stock option exercises	—	—	1,824	—	1,824
Balance at September 30, 2004	14,146	$141	$68,337	$92,461	$160,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$12,330	$8,370
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,180	22,340
Gain on disposition of revenue equipment	(1,722)	(310)
Deferred tax provision	2,429	3,584
Tax benefit of stock option exercises	1,824	146
Changes in other current operating items	(3,816)	483
Net cash provided by operating activities	35,225	34,613

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(57,524)	(25,033)
Buildings and land, office equipment, and other additions, net	(854)	(280)
Net change in other assets	(1,104)	1,014
Net cash used for investing activities	(59,482)	(24,299)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Purchases of marketable securities	(62,154)	(60,174)
Sales of marketable securities	81,265	30,601
Long-term borrowings	15,000	35,200
Repayment of long-term borrowings	(12,728)	(67,400)
Issuance of common stock from offering	—	52,089
Issuance of common stock from stock option exercises	2,251	622
Change in net checks issued in excess of cash balances	623	(130)
Net cash provided by (used for) financing activities	24,257	(9,192)

NET CHANGE IN CASH	—	1,122

CASH:
Beginning of period	—	—

End of period	$—	$1,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$1,555	$2,355
Income taxes	$3,555	$(440)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004

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

The accompanying unaudited consolidated condensed balance sheet as of September 30, 2004 and consolidated condensed statement of operations for the three and nine months ending September 30, 2004 include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of September 30, 2004, and in our consolidated condensed statement of operations beginning April 1, 2004.  The MWL accounts included in our unaudited consolidated condensed balance sheet as of September 30, 2004, and in our consolidated condensed statement of operations for the three and nine months ended September 30, 2004, are not significant to our consolidated financial position or results of operations. All material intercompany balances have been eliminated in consolidation. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.  In the first nine months of 2004, we received $15.8 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer.  In the first nine months of 2003, we received $9.7 million of our revenue from transportation services arranged by MWL.

(2)           Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of September 30, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$4,784	$3,436	$12,330	$8,370
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(27)	(119)	(143)
Pro forma net income	$4,744	$3,409	$12,211	$8,227

Earnings per common share:
Basic-as reported	$0.34	$0.30	$0.88	$0.82
Basic-pro forma	$0.34	$0.30	$0.87	$0.81
Diluted-as reported	$0.33	$0.29	$0.85	$0.79
Diluted-pro forma	$0.33	$0.28	$0.84	$0.77

(3)           Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income	$4,784	$3,436	$12,330	$8,370
Denominator:
Basic earnings per common share - weighted-average shares	14,119	11,441	13,992	10,208
Effect of dilutive stock options	410	589	486	454
Diluted earnings per common share - weighted-average shares and assumed conversions	14,529	12,030	14,478	10,662

Basic earnings per common share	$0.34	$0.30	$0.88	$0.82
Diluted earnings per common share	$0.33	$0.29	$0.85	$0.79

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

(5)           Contingency

In April 2002, MWL, Mitchell Ward and Randy Bowman, corporate officers of MWL, and the company were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs. Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor.  This proceeding is scheduled for trial in December 2004.  Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

(6)           Reclassifications

The issuance of common stock from our offering and from stock option exercises and the tax benefit of stock option exercises in our 2003 consolidated condensed statement of stockholders’ equity and our consolidated condensed statement of cash flows, along with the purchases and sales of marketable securities in our 2003 consolidated condensed statement of cash flows, have been reclassified to be consistent with the 2004 presentation. These reclassifications do not have a material effect on our consolidated financial statements.

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

In discussing our results of operations, we have included in certain instances a discussion of revenue, before fuel surcharge and MW Logistics (“MWL”) revenue, or “freight revenue.”  We do this because we believe that eliminating these sources of revenue provides a more consistent basis for comparing our results of operations from period to period.

Our operating results for the first nine months of 2004 reflect improved average freight revenue per total mile compared with the first nine months of 2003.  Freight demand improved reflecting a combination of modestly improved economic conditions, an industry-wide constraint in the capacity of tractors with qualified drivers and our strategic emphasis on providing customers with high levels of service and significant tractor capacity. In the first nine months of 2004, we increased our operating revenue 10.0% and our freight revenue 6.2% compared with the first nine months of 2003. We were able to increase our freight revenue by increasing our freight rates and our detention charges, and by increasing our business with existing and new customers.  We increased our average operating revenue per tractor per week 7.0% in the first nine months of 2004, and our average freight revenue per tractor per week 3.3%, due to a 5.7% improvement in average freight revenue per total mile, partially offset by a 2.2% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.9% in the first nine months of 2004.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 0.7% in the first nine months of 2004.

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain of these factors are beyond our control, we monitor these factors closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2003 and the first nine months of 2004. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry is currently experiencing substantial difficulty in attracting and retaining qualified drivers.  During the third quarter of 2004, we increased our driver incentives and continued to offer driver compensation that ranks near the top of the industry.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we increased the self-insured retention limit for our primary accident insurance from $500,000 in 2002 to $1.0 million in 2003.  We have maintained these self-insured retention levels for 2004.  Although we have controlled increases in our premium costs, we are exposed to additional risk.

Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations effective in January 2004.  In response, we have negotiated delay time charges with the majority of our customers and have completed training with our drivers and operations personnel.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Safe, Accountable, Flexible, and Efficient Transportation Equity Act of 2004 extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  Although it is still too early to ascertain the full impact of the current or future hours-of-service requirements, the regulations did not have a significant impact on our operations or financial results for the first nine months of 2004.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 92.6% in the first nine months of 2004 from 94.2% in the first nine months of 2003.  We increased our earnings per diluted share to $0.85 in the first nine months of 2004 from $0.79 in the first nine months of 2003, on a 35.8% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.  Our goal is to maintain our operating ratio at or below

93% for 2004. Further improvements in our operating ratio will require continued improvements in revenue per tractor per week to overcome expected additional cost increases of new equipment, elevated insurance costs and other general increases in operating costs. In addition, we will need to keep our tractors seated with qualified drivers despite an increasingly competitive market, and we cannot assure you that we will be able to do so.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2004, we had approximately $30.1 million of long-term debt and $160.9 million in stockholders’ equity.  In the first nine months of 2004, we spent approximately $57.5 million, net of trade-ins, by purchasing 552 tractors and 703 trailers.  We lowered the average age of our tractor fleet to 1.5 years from 2.2 years as of September 30, 2003.  We also recognized a gain of $1.7 million on the sale of used equipment in the first nine months of 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $25.0 million for the remainder of 2004, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations and, if necessary, borrowings under our $45 million revolving credit facility.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
	2004 vs. 2003	2004 vs. 2003	2004	2003
(Dollars in thousands)
Operating revenue	$11,989	14.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,302	5.0	28.1	30.5
Purchased transportation	2,208	12.2	20.8	21.1
Fuel and fuel taxes	4,536	31.8	19.2	16.6
Supplies and maintenance	76	1.2	6.7	7.6
Depreciation	640	8.4	8.4	8.9
Operating taxes and licenses	245	17.4	1.7	1.6
Insurance and claims	776	20.5	4.7	4.4
Communications and utilities	(87)	(10.6)	0.8	1.0
Gain on disposition of revenue equipment	(390)	(>100)	(0.6)	(0.2)
Other	724	49.9	2.2	1.7
Total operating expenses	10,030	12.5	92.0	93.1
Operating income	1,959	33.3	8.0	6.9
Other expenses (income):
Interest expense	(167)	(24.6)	0.5	0.8
Interest income	(49)	(14.9)	(0.4)	(0.4)
Income before income taxes	2,175	39.3	7.9	6.5
Provision for income taxes	827	39.3	3.0	2.5
Net income	$1,348	39.2%	4.9%	4.0%

Our operating revenue increased $12.0 million, or 14.0%, to $97.9 million in the 2004 period from $85.9 million in the 2003 period.  Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $5.7 million, or 6.9%, to $88.6 million in the 2004 period from $82.8 million in the 2003 period.  Freight revenue excludes $6.8 million of fuel surcharge revenue in the 2004 period and $3.1 million in the 2003 period, along with $2.5 million of MWL revenue in the 2004 period.  There was no MWL revenue recorded in the 2003 period.  We were able to increase our freight revenue by increasing our freight rates and our detention charges.  Our average operating revenue per tractor per week increased 9.9% in the 2004 period from the 2003 period.  Our average freight revenue per tractor per week increased 3.1% in the 2004 period from the 2003 period, due to a 7.2% increase in average freight revenue per total mile partially offset by a 3.8% decrease in average miles per tractor.  Our weighted average number of tractors increased 3.7% in the 2004 period from the 2003 period.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 0.1% in the 2004 period from the 2003 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums, and other factors. Salaries, wages and benefits increased $1.3 million, or 5.0%, in the 2004 period from the 2003 period. The increase in salaries, wages and benefits resulted primarily from an increase of $393,000 in our employees’ health insurance expense due to favorable claims experience in 2003 which was reflected in the third quarter of 2003, along with a slight increase in the size of our company-owned fleet in the 2004 period.  These increases were partially offset by a decrease of $758,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2004 period.  In 2004, we exceeded targeted earnings per share in each of the first three quarters and incurred expense under our incentive compensation program in each quarter.  In the first two quarters of 2003, we did not exceed cumulative targeted earnings per share, and therefore we did not record incentive compensation expense until the third quarter.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by MWL.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by MWL.  Purchased transportation increased $2.2 million, or 12.2%, in the 2004 period from the 2003 period.  Payments to carriers for transportation services arranged by MWL were $1.6 million in the 2004 period.  No payments to carriers by MWL were recorded in the 2003 period.  The amount of fuel surcharges passed through to independent contractors increased $964,000 in the 2004 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, decreased $310,000, or 1.8%, in the 2004 period from the 2003 period.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004.

Fuel and fuel taxes, which we refer to as fuel expense, increased $4.5 million, or 31.8%, in the 2004 period from the 2003 period. As a percentage of operating revenue, fuel expense increased to 19.2% in the 2004 period from 16.6% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $6.8 million in the 2004 period and $3.1 million in the 2003 period, increased $834,000, or 7.5%, to $12.0 million in the 2004 period from $11.2 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased slightly to 13.6% in the 2004 period from 13.5% in the 2003 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $1.76 per gallon in the 2004 period from an average of $1.36 per gallon in the 2003 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates.  We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, will result in less fuel-efficient engines.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids and vary with the age of the equipment and amount of usage.  Supplies and maintenance increased $76,000, or 1.2%, in the 2004 period from the 2003 period.  As a percentage of operating revenue, supplies and maintenance decreased to 6.7% in the 2004 period from 7.6% in the 2003 period.  This decrease was primarily caused by a decrease in the average age of our company tractors from the 2003 period.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. Depreciation increased $640,000, or 8.4%, in the 2004 period from the 2003 period. Depreciation as a percentage of operating revenue decreased to 8.4% in the 2004 period from 8.9% in the 2003 period.  The increase in depreciation was due to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2004 period. This increase was more than offset by higher freight revenue per tractor in the 2004 period which more efficiently spread this fixed cost.  Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  Insurance and claims increased $776,000, or 20.5%, in the 2004 period from the 2003 period. This increase was comprised of a $584,000 increase in the cost of accident claims and a $192,000 increase in insurance premiums.  We have maintained the self-insured retention limit for our primary accident insurance at $1.0 million in 2004. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2004 period, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $544,000 from $154,000 in the 2003 period.

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental, and other miscellaneous expenses.  Other expense increased $724,000, or 49.9%, in the 2004 period from the 2003 period.  As a percentage of operating revenue, other expense increased to 2.2% in the 2004 period from 1.7% in the 2003 period.  The increase in other expense as a percentage of operating revenue was impacted by a reversal in the 2003 period of a $370,000 accrual for a state sales tax claim which was dismissed during the period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 92.0% in the 2004 period from 93.1% in the 2003 period.

Interest expense consists of interest expense on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  Net interest expense decreased $216,000, or 61.9%, in the 2004 period from the 2003 period. This decrease was primarily the result of lower average debt balances outstanding in the 2004 period.

Our effective income tax rate was 38.0% in each of the 2004 and 2003 periods.  We currently apply a 34% rate when recording federal deferred taxes; however, we will evaluate our income tax rate for recording federal deferred income taxes in the fourth quarter of 2004 given the possibility of an increase in our statutory federal income tax rate based upon projected future earnings and capital expenditures.  If required, a 1.0% increase in our deferred income tax rate would result in an increase in our deferred tax liability and a reduction in our earnings of approximately $1.2 million in the year in which the change in rates would apply.

As a result of the factors described above, net income increased 39.2%, to $4.8 million in the 2004 period from $3.4 million in the 2003 period. Net earnings per share increased to $0.33 per diluted share in the 2004 period from $0.29 per diluted share in the 2003 period on a 20.8% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2004 vs. 2003	2004 vs. 2003	2004	2003
(Dollars in thousands)
Operating revenue	$24,899	10.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	3,041	4.0	28.5	30.1
Purchased transportation	4,040	7.5	21.1	21.6
Fuel and fuel taxes	8,289	19.8	18.3	16.8
Supplies and maintenance	89	0.5	6.8	7.5
Depreciation	1,840	8.2	8.8	9.0
Operating taxes and licenses	658	15.8	1.8	1.7
Insurance and claims	1,819	16.2	4.8	4.5
Communications and utilities	(134)	(5.5)	0.8	1.0
Gain on disposition of revenue equipment	(1,412)	(>100)	(0.6)	(0.1)
Other	938	17.6	2.3	2.1
Total operating expenses	19,168	8.2	92.6	94.2
Operating income	5,731	39.3	7.4	5.8
Other expenses (income):
Interest expense	(672)	(30.4)	0.6	0.9
Interest income	15	1.3	(0.4)	(0.5)
Income before income taxes	6,388	47.3	7.3	5.4
Provision for income taxes	2,428	47.3	2.8	2.1
Net income	$3,960	47.3%	4.5%	3.4%

Our operating revenue increased $24.9 million, or 10.0%, to $274.3 million in the 2004 period from $249.4 million in the 2003 period. Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $14.8 million, or 6.2%, to $253.3 million in the 2004 period from $238.5 million in the 2003 period. Freight revenue excludes $16.4 million of fuel surcharge revenue in the 2004 period and $11.0 million in the 2003 period, along with $4.6 million of MWL revenue in the 2004 period.  There was no MWL revenue recorded in the 2003 period. We were able to increase our freight revenue by increasing our freight rates and our detention charges.  Our average operating revenue per tractor per week increased 7.0% in the 2004 period from the 2003 period. Our average freight revenue per tractor per week increased 3.3% in the 2004 period from the 2003 period, due to a 5.7% increase in average freight revenue per total mile partially offset by a 2.2% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.9% in the 2004 period from the 2003 period.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to decrease 0.7% in the 2004 period from the 2003 period.

Salaries, wages and benefits increased $3.0 million, or 4.0%, in the 2004 period from the 2003 period. The increase in salaries, wages and benefits resulted primarily from a slight increase in the size of our company-owned fleet, partially offset by a decrease in our employees’ health insurance expense due to favorable claims experience causing a decrease of $1.1 million in the estimated costs of our self-insured medical claims in the 2004 period.  Compensation expensed for our non-driver employees under our incentive compensation program increased $67,000 in the 2004 period.

Purchased transportation increased $4.0 million, or 7.5%, in the 2004 period from the 2003 period.  Payments to carriers for transportation services arranged by MWL were $2.8 million in the 2004 period.  No payments to carriers by MWL were recorded in the 2003 period.  The amount of fuel surcharges passed through to independent contractors increased $1.5 million in the 2004 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, decreased $254,000, or 0.5%, in the 2004 period from the 2003 period.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004.

Fuel expense increased $8.3 million, or 19.8%, in the 2004 period from the 2003 period. As a percentage of operating revenue, fuel expense increased to 18.3% in the 2004 period from 16.8% in the 2003 period. Fuel expense, net of fuel surcharge revenue of $16.4 million in the 2004 period and $11.0 million in the 2003 period, increased $2.8 million, or 9.2%, to $33.9 million in the 2004 period from $31.0 million in the 2003 period. As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased to 13.4% in the 2004 period from 13.0% in the 2003 period as a greater percentage of the fleet was operated by company drivers in the 2004 period. Our fuel prices, which remain high based on historical standards, increased to an average of $1.63 per gallon in the 2004 period from an average of $1.40 per gallon in the 2003 period.

Supplies and maintenance increased $89,000, or 0.5%, in the 2004 period from the 2003 period.  As a percentage of operating revenue, supplies and maintenance decreased to 6.8% in the 2004 period from 7.5% in the 2003 period.  This decrease was primarily caused by a decrease in the average age of our company tractors from the 2003 period.

Depreciation increased $1.8 million, or 8.2%, in the 2004 period from the 2003 period. Depreciation as a percentage of operating revenue decreased to 8.8% in the 2004 period from 9.0% in the 2003 period.  The increase in depreciation was due to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2004 period. This increase was more than offset by higher freight revenue per tractor in the 2004 period which more efficiently spread this fixed cost.

Insurance and claims increased $1.8 million, or 16.2%, in the 2004 period from the 2003 period. This increase was comprised of a $1.3 million increase in the cost of accident claims and a $506,000 increase in insurance premiums.

In the 2004 period, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $1.7 million from $310,000 in the 2003 period.

Other expense increased $938,000, or 17.6%, in the 2004 period from the 2003 period.  As a percentage of operating revenue, other expense increased to 2.3% in the 2004 period from 2.1% in the 2003 period.  The increase in other expense as a percentage of operating revenue was impacted by a reversal in the 2003 period of a $370,000 accrual for a state sales tax claim which was dismissed during the period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 92.6% in the 2004 period from 94.2% in the 2003 period.

Net interest expense decreased $657,000, or 60.3%, in the 2004 period from the 2003 period. This decrease was primarily the result of lower average debt balances outstanding in the 2004 period.

Our effective income tax rate was 38.0% in each of the 2004 and 2003 periods.

As a result of the factors described above, net income increased 47.3%, to $12.3 million in the 2004 period from $8.4 million in the 2003 period. Net earnings per share improved to $0.85 per diluted share in the 2004 period from $0.79 per diluted share in the 2003 period on a 35.8% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

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

	Nine Months Ended September 30,
(In thousands)	2004	2003
Net cash flows provided by operating activities	$35,225	$34,613
Net cash flows used for investing activities	59,482	24,299
Long-term debt, including current maturities, at September 30	30,129	31,429

In the first nine months of 2004, we spent approximately $57.5 million, net of trade-ins, by purchasing 552 tractors and 703 trailers.  We lowered the average age of our tractor fleet to 1.5 years from 2.2 years as of September 30, 2003.  We also recognized a gain of $1.7 million on the sale of used equipment in the first nine months of 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $25.0 million for the remainder of 2004, primarily for new revenue equipment.  Our aggregate capital expenditures for 2004 are expected to be greater than originally anticipated as we have used available cash to purchase new tractors and trailers to replace more of our existing units than we had originally planned, and thereby decrease the average age of our fleet.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Over the longer term, based upon anticipated cash flows, current borrowing availability, and sources of financing we expect to be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

In October 2004, we signed an agreement to acquire a new maintenance facility in Indiana for $1.7 million.  We currently expect to close on this purchase in the fourth quarter of 2004 and intend to fund this expenditure using cash flows from our operations.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $17.9 million at September 30, 2004. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $8.6 million at September 30, 2004. These notes mature in April 2010, require annual principal payments of $1.43 million that began in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain a revolving credit facility in the amount of $45.0 million with two banks. At September 30, 2004, the facility had an outstanding principal balance of $3.7 million, outstanding letters of credit of $4.4 million, and remaining borrowing availability of $36.9 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate plus applicable margins or the agent bank’s Prime Rate.

Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of our covenants at September 30, 2004.

We had $9.9 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2004, compared with $8.6 million in receivables as of December 31, 2003. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and as a result have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2004:

	Payments Due by Period
(In thousands)	Remainder of 2004	2005 and 2006	2007 and 2008	Thereafter	Total
Long-term debt obligations	$3,572	$13,700	$10,000	$2,857	$30,129
Purchase obligations for revenue
equipment	27,355	—	—	—	27,355
Operating lease obligations	32	136	—	—	168
Total	$30,959	$13,836	$10,000	$2,857	$57,652

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first nine months of 2004, we received $15.8 million of our revenue from transportation services arranged by MWL, making MWL our fourth largest customer. In the first nine months of 2003, we received $9.7 million of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of September 30, 2004, and in our consolidated condensed statement of operations beginning April 1, 2004. The MWL accounts included in our unaudited consolidated condensed balance sheet as of September 30, 2004, and in our consolidated condensed statement of operations for the three and nine months ended September 30, 2004, are not significant to our consolidated financial position or results of operations. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $676,000 in the first nine months of 2004 and $628,000 in the first nine months of 2003 for fuel and tire services. In addition, we paid $935,000 in the first nine months of 2004 and $1.5 million in the first nine months of 2003 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2004.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2003 and the first nine months of 2004, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2003 and in the first nine months of 2004, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2004.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and on our workers’ compensation claims at $750,000 per incident.  We have $4.4 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our balance sheets were $11.9 million as of September 30, 2004, and $12.1 million as of December 31, 2003. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2004 would have needed to increase by approximately $1.7 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $205.7 million as of September 30, 2004 and $169.8 million as of December 31, 2003. Our depreciation expense was $24.2 million for the first nine months of 2004 and $22.3 million for the first nine months of 2003. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2004 by approximately $5.1 million, or 2.5%.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors and risks, including but not limited to those discussed below.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first nine months of 2004, our top 30 customers, based on revenue, accounted for approximately 78% of our revenue; our top ten customers accounted for approximately 52% of our revenue; our top five customers accounted for approximately 39% of our revenue; and our top two customers accounted for approximately 19% of our revenue. We do not expect these percentages to change materially for the remainder of 2004. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  From time-to-time, the transportation industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  Currently, competition for drivers is intense. Competition for drivers has increased compared with the past two years, and we have experienced greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we plan to add.  Additionally, we may face difficulty in increasing the number of our independent contractor drivers, which is one of our principal sources of planned growth. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle. In addition, our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation in future periods. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

We are co-defendants with MWL in a lawsuit relating to MWL, and if we are held liable as a result of the pending litigation, or MWL fails to fulfill its obligations to us, our financial condition could be adversely affected. In April 2002, MWL, Mitchell Ward and Randy Bowman, corporate officers of MWL, and the company were named as defendants in an adversary proceeding in the United States

Bankruptcy Court for the Eastern District of Texas. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleges, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor.  This proceeding is scheduled for trial in December 2004.  Although we believe that the claims asserted against us in this proceeding are without merit, and we intend to vigorously defend this matter, we could incur material expenses in the defense and resolution of this proceeding.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004.  In response, we have negotiated delay time charges with the majority of our customers and have completed training with our drivers and operations personnel.  Our preliminary expectation, based on our initial experience, is that the current rules will not significantly disrupt our operations or materially affect our results of operations.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Safe, Accountable, Flexible, and Efficient Transportation Equity Act of 2004 extended the current hours of service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  Significant uncompensated shortfalls in our utilization due to compliance with the future regulations could adversely impact our profitability.

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at September 30, 2004, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $17.9 million outstanding at September 30, 2004, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $8.6 million outstanding at September 30, 2004, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $265,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate plus applicable margins or the agent bank’s Prime Rate.  We had $3.7 million drawn on our revolving credit facility at September 30, 2004.  Based on such outstanding amount, a one percentage point increase in applicable interest rates would increase our annual interest expense by $37,000.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits.

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

MARTEN TRANSPORT, LTD.

Dated: November 15, 2004	By:	/s/ Randolph L. Marten
Randolph L. Marten President (Principal Executive Officer)

Dated: November 15, 2004	By:	/s/ Darrell D. Rubel
Darrell D. Rubel Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)