Form 10-K
period 2004-12-31
MARTEN TRANSPORT LTD
filed 2005-03-14
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒   No   ☐

As of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $181,153,362.

As of March 1, 2005, 14,308,635 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 3, 2005, or 2005 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Forward-Looking Statements and Risk Factors” beginning on page 20.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. unless the context otherwise requires.

PART I

ITEM 1.          BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2004, we generated $380.0 million in operating revenue. Of that revenue, approximately 80% resulted from hauling temperature-sensitive products and 20% from hauling dry freight. We operate throughout the United States and in parts of Canada, with substantially all of our revenue generated from within the United States. Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2004, our average length of haul was approximately 1,000 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,283 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946.  In 1988, we reincorporated under Delaware law.  Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755.  Our telephone number is (715) 926-4216.

We maintain a website at www.marten.com.  We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K.  We post on our website, free of charge, documents that we file with or furnish to the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  We also provide a link on our website to Forms 3, 4 and 5 that our officers, directors and 10% shareholders file with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Since our inception, our revenue, operating profits and assets have been related to one business segment—long-haul truckload carriage providing protective service transportation and time-sensitive transportation.

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2004, our three largest customers were General Mills, Procter & Gamble and Kraft.

Our marketing efforts are conducted by a staff of approximately 80 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 6.7% during 2004, and a tractor to non-driver employee ratio of 5.6-to-1 as of December 31, 2004. Both of these statistics, which have remained steady over the last several years, point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2004, our top 30 customers accounted for approximately 77% of our revenue, and our top ten customers accounted for 52% of our revenue. Eight of our top ten customers have been significant customers for over ten years. We are the largest or second largest temperature-sensitive carrier for eight of our top ten customers. Our three largest customers are General Mills, Procter & Gamble, and Kraft, and they accounted for 11%, 11%, and 10% of our revenue, respectively, in 2004.  Procter & Gamble also accounted for 10% of our revenue in 2003 and 11% of our revenue in 2002.  The revenue in 2004 includes the accounts of MW Logistics, LLC, or MWL, beginning April 1, 2004 (see Note 1 to the consolidated financial statements). We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 281 of our drivers have driven more than one million miles for us without a preventable accident. Our turnover for all drivers, including company-employed and independent contractor drivers, was 63% for 2004.

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

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors on a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of the shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

As of December 31, 2004, we had approximately 2,179 employees. This total consists of approximately 1,752 drivers, 155 mechanics and maintenance personnel, and 272 support personnel, which includes management and administration. As of that date, we also contracted with 557 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2004, we operated a fleet of 2,283 tractors, including 1,726 company-owned tractors and 557 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2004 was approximately 1.4 years.  Our policy is to replace most of our company-owned tractors within 42 to 48 months after purchase. Freightliner and Peterbilt manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy, and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value, and we therefore could incur losses upon disposition if resale values of used tractors decline.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. The percentage of our fleet provided by independent contractors, which was 24% as of December 31, 2004, has generally fluctuated between 20% and 30%.

As of December 31, 2004, we operated a fleet of 3,152 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2004 was approximately 3.3 years. Our policy is to replace most of our company-owned trailers within six years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  Our self-insured retention for auto liability claims is $1.0 million per incident and for workers’ compensation claims is $750,000 per incident.  We have maintained these self-insured retention levels for 2004.  We maintain insurance above the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2004, 97% of our fuel purchases were made at these designated locations.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements.  The DOT adopted revised hours-of-service regulations for drivers that became effective in January 2004.  The current rules allow drivers to be on duty for 14 consecutive hours, compared with the former limit of 15 hours.  They are now able to drive up to 11 hours followed by a 10-hour break, as compared with the former 10-hour drive time followed by an 8-hour break.  Under the current rules, however, drivers normally may not go off the clock during loading and unloading time, which is now included in the 14-hour limit.  There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days.  However, under the current rules, drivers can only “restart” their 8-day clock by taking at least 34 consecutive hours off duty.

In July 2004, the United States Court of Appeals for the District of Columbia vacated the current hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations.  The regulations did not significantly disrupt our operations or materially affect our results of operations for 2004.

ITEM 2.                             PROPERTIES

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space. In addition to our executive offices and terminal located in Mondovi, Wisconsin, we own and operate facilities in or near the following cities at which we perform the following designated operating activities:

Company Locations	Fueling and Maintenance	Driver Recruitment	Driver Training	Dispatch	Sales

Mondovi, Wisconsin	X	X	X	X	X
Ontario, California	X	X
Atlanta, Georgia	X	X	X	X
Portland, Oregon	X	X	X
Indianapolis, Indiana	X	X			X

ITEM 3.                             LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

In April 2002, we, together with Mitchell Ward, Randy Bowman and MWL were named as defendants in an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas in the lawsuit styled In re Mitchell Ward Transport, Inc., debtor (Case No. 01-44661), Marten Transport, Ltd., and MW Logistics, L.L.C., Lindaver, trustee v. Ward, Bowman. We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry and a certified minority owned business. The proceeding was instituted by the interim trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. The complaint alleged, among other things, that Messrs Ward and Bowman breached their fiduciary duties to the debtor by diverting business opportunities of the debtor to MWL, and that we conspired with the other defendants and tortiously interfered with existing and prospective contractual relations of the debtor.  On December 20, 2004, the United States Bankruptcy Court for the Eastern District of Texas approved a settlement agreement between us and the trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc., among others, under which the parties agreed to dismiss the lawsuit.  In settlement of this matter, MWL made a one-time payment to the trustee of the bankruptcy estate of Mitchell Ward Trucking, Inc. in the amount of $275,000.  The settlement will have no material impact on our Company.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2005, are as follows:

Name	Age	Position

Randolph L. Marten	52	Chairman of the Board, President, Chief Executive Officer and Director

Darrell D. Rubel	59	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Robert G. Smith	61	Chief Operating Officer

Timothy P. Nash	53	Executive Vice President of Sales and Marketing

Franklin J. Foster	48	Vice President of Finance

Susan M. Baier	36	Vice President of Information Systems

Donald J. Hinson	45	Vice President of Operations

Randolph L. Marten has been a full-time employee of ours since 1974.  Mr. Marten has been a Director since October 1980, our President since June 1986, our Chairman of the Board since August 1993 and our Chief Executive Officer since January 2005.  Mr. Marten also served as our Chief Operating Officer from June 1986 until August 1998 and as a Vice President from October 1980 to June 1986.

Darrell D. Rubel has been our Chief Financial Officer since January 1986, our Treasurer since June 1986, our Assistant Secretary since August 1987 and our Executive Vice President since May 1993.  Mr. Rubel also served as a Director from February 1983 until May 2004, a Vice President from January 1986 until May 1993 and as our Secretary from June 1986 until August 1987.

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

	Common Stock Price
	High	Low
Year ended December 31, 2004
Fourth Quarter	$23.83	$16.57
Third Quarter	20.17	16.49
Second Quarter	19.85	16.40
First Quarter	20.86	15.27
Year ended December 31, 2003
Fourth Quarter	$18.83	$14.49
Third Quarter	17.43	11.78
Second Quarter	11.96	7.42
First Quarter	8.68	6.93

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On March 1, 2005, we had 270 record stockholders, and approximately 1,094 beneficial stockholders.  On July 24, 2003, we effected a three-for-two stock split in the form of a 50% stock dividend. On December 5, 2003, we effected a second three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices have been adjusted to give retroactive effect to the stock splits for all periods presented.

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

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2004.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000
FOR THE YEAR
Operating revenue	$380,048	$334,667	$293,096	$282,764	$260,797
Operating income	31,294	20,336	11,861	15,107	18,691
Net income	17,536	11,842	5,973	6,514	7,928
Operating ratio	91.8%	93.9%	96.0%	94.7%	92.8%

PER-SHARE DATA
Basic earnings per common share	$1.25	$1.07	$0.63	$0.69	$0.84
Diluted earnings per common share	1.21	1.02	0.61	0.68	0.84
Book value	11.74	10.50	8.30	7.66	7.00

AT YEAR END
Total assets	$288,074	$249,595	$216,018	$210,293	$212,073
Long-term debt	30,257	27,857	63,629	75,116	89,901
Stockholders’ equity	167,921	144,534	79,220	72,399	65,845

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

Our operating results for 2004 reflect improved average freight revenue per total mile compared with 2003.  Freight demand improved reflecting a combination of modestly improved economic conditions, the continuing industry-wide constraint in the capacity of tractors with qualified drivers and our strategic emphasis on providing customers with high levels of service and significant tractor capacity. In 2004, we increased our operating revenue 13.6% and our freight revenue 8.0% compared with 2003. We were able to increase our freight revenue by increasing our freight rates and our detention charges, and by increasing our business with existing and new customers.  We increased our average operating revenue per tractor per week 9.4% in 2004, and our average freight revenue per tractor per week 4.0%, due to a 7.3% improvement in average freight revenue per total mile, partially offset by a 3.1% decrease in average miles per tractor.  Our weighted average number of tractors increased 3.8% in 2004.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to increase by only 0.4% in 2004.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2003 and 2004. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry is currently experiencing substantial difficulty in attracting and retaining qualified drivers.  During the third quarter of 2004, we increased our driver incentives and continued to offer driver compensation that we believe ranks near the top of the industry.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we maintain a self-insured retention limit for auto liability claims of $1.0 million per incident and for workers’ compensation claims of $750,000 per incident.

Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  The regulations did not have a significant impact on our operations or financial results for 2004.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 91.8% in 2004 from 93.9% in 2003.  We increased our earnings per diluted share to $1.21 in 2004 from $1.02 in 2003, on a 25.0% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2004, we had approximately $30.3 million of long-term debt, including current maturities, and $167.9 million in stockholders’ equity.  In 2004, we spent approximately $72.3 million, net of trade-ins, to purchase 704 tractors and 812 trailers.  We lowered the average age of our tractor fleet to 1.4 years as of December 31, 2004 from 1.9 years as of December 31, 2003.  We also recognized a gain of $2.2 million on the sale of used equipment in 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $50 million for 2005, primarily for new revenue equipment. We expect to fund these capital expenditures with cash flows from operations and, if necessary, borrowings under our $45 million revolving credit facility.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2004 vs.2003	2004 vs. 2003	2004	2003
Operating revenue	$45,381	13.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,284	6.2	28.2	30.2
Purchased transportation	6,725	9.5	20.5	21.3
Fuel and fuel taxes	14,541	25.8	18.7	16.8
Supplies and maintenance	264	1.1	6.6	7.4
Depreciation	2,711	9.0	8.6	9.0
Operating taxes and licenses	606	10.6	1.7	1.7
Insurance and claims	3,398	22.3	4.9	4.5
Communications and utilities	(158)	(4.8)	0.8	1.0
Gain on disposition of revenue equipment	(1,581)	(>100)	(0.6)	(0.2)
Other	1,633	22.3	2.4	2.2
Total operating expenses	34,423	11.0	91.8	93.9
Operating income	10,958	53.9	8.2	6.1
Other expenses (income):
Interest expense	(679)	(24.7)	0.5	0.8
Interest income	24	1.6	(0.4)	(0.5)
Income before income taxes	11,613	60.8	8.1	5.7
Provision for income taxes	5,919	81.6	3.5	2.2
Net income	$5,694	48.1%	4.6%	3.5%

Our operating revenue increased $45.4 million, or 13.6%, to $380.0 million in 2004 from $334.7 million in 2003.  Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $25.6 million, or 8.0%, to $346.2 million in 2004 from $320.6 million in 2003.  Freight revenue excludes $26.9 million of fuel surcharge revenue in 2004 and $14.1 million in 2003, along with $7.0 million of MWL revenue in 2004.  There was no MWL revenue recorded in 2003.  We were able to increase our freight revenue by increasing our freight rates, our detention charges and our business with existing and new customers.  Our average operating revenue per tractor per week increased 9.4% in 2004 from 2003.  Our average freight revenue per tractor per week increased 4.0% in 2004 from 2003, due to a 7.3% increase in average freight revenue per total mile partially offset by a 3.1% decrease in average miles per tractor.  Our weighted average number of tractors increased 3.8% in 2004 from 2003.  However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to increase by only 0.4% in 2004 from 2003.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums, and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet, partially offset by a decrease in our employees’ health insurance expense due to favorable claims experience causing a decrease of $517,000 in the estimated costs of our self-insured medical claims in 2004.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by MWL.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by MWL.  Payments to carriers for transportation services arranged by MWL were $4.1 million in 2004.  No payments to carriers by MWL were recorded in 2003.  The amount of fuel surcharges passed through to independent contractors increased $3.2 million in 2004.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, decreased $648,000, or 1.0%, in 2004 from 2003.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $26.9 million in 2004 and $14.1 million in 2003, increased $1.7 million, or 4.1%, to $44.0 million in 2004 from $42.3 million in 2003. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $1.71 per gallon in 2004 from an average of $1.40 per gallon in 2003. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates.  We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2004. This increase was more than offset by higher freight revenue per tractor in 2004 which more efficiently spread this fixed cost.  Our annual cost of tractor and trailer ownership may increase in future periods as a result of higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  The increase in insurance and claims in 2004 was comprised of a $2.7 million increase in the cost of self-insured accident claims and a $676,000 increase in insurance premiums.  We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and for our workers’

compensation claims at $750,000 per incident in 2004. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In 2004, increases in the market value for used revenue equipment along with additional planned revenue equipment trades caused our gain on disposition of revenue equipment to increase to $2.2 million from $640,000 in 2003.  Future gains or losses on disposition of revenue equipment are impacted by the market for used revenue equipment which is beyond our control.

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental, and other miscellaneous expenses.  The increase in other expense as a percentage of operating revenue was impacted by an increase of $759,000 in legal fees and a reversal in 2003 of a $370,000 accrual for a state sales tax claim which was dismissed in 2003.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.8% in 2004 from 93.9% in 2003.

Interest expense consists of interest on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  The decrease in net interest expense was primarily the result of lower average debt balances outstanding in 2004.

Our effective income tax rate was 42.9% in 2004 compared with 38.0% in 2003, because we increased our federal and state deferred income tax liabilities by a total of $1.5 million during the fourth quarter of 2004 as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.  We expect our effective income tax rate to be approximately 39% in 2005.

As a result of the factors described above, net income increased 48.1%, to $17.5 million in 2004 from $11.8 million in 2003. Net earnings per share increased to $1.21 per diluted share in 2004 from $1.02 per diluted share in 2003, despite a 25.0% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2003 vs. 2002	2003 vs. 2002	2003	2002
Operating revenue	$41,571	14.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	11,082	12.3	30.2	30.7
Purchased transportation	3,774	5.6	21.3	23.0
Fuel and fuel taxes	13,032	30.1	16.8	14.8
Supplies and maintenance	3,046	14.0	7.4	7.4
Depreciation	2,340	8.4	9.0	9.5
Operating taxes and licenses	561	10.9	1.7	1.8
Insurance and claims	336	2.3	4.5	5.1
Communications and utilities	324	10.8	1.0	1.0
Loss (gain) on disposition of revenue equipment	(666)	(>100)	(0.2)	—
Other	(733)	(9.1)	2.2	2.8
Total operating expenses	33,096	11.8	93.9	96.0
Operating income	8,475	71.5	6.1	4.0
Other expenses (income):
Interest expense	(726)	(20.9)	0.8	1.2
Interest income	(265)	(21.2)	(0.5)	(0.4)
Income before income taxes	9,466	98.3	5.7	3.3
Provision for income taxes	3,597	98.3	2.2	1.2
Net income	$5,869	98.3%	3.5%	2.0%

Our operating revenue increased $41.6 million, or 14.2%, to $334.7 million in 2003 from $293.1 million in 2002.  Freight revenue (operating revenue less fuel surcharge revenue) increased $33.0 million, or 11.5%, to $320.6 million in 2003 from $287.6 million in 2002.  Freight revenue excludes $14.1 million of fuel surcharge revenue in 2003 and $5.5 million in 2002.  We were able to increase our freight revenue by increasing our business with existing and new customers, increasing the size of our fleet, operating our fleet more efficiently and increasing our freight rates.  Our weighted average number of tractors increased 8.5% in 2003 from 2002.  Our average operating revenue per tractor per week increased 5.2% in 2003 from 2002.  Our average freight revenue per tractor per week increased 2.7% in 2003 from 2002, due to a 1.5% increase in average miles per tractor combined with a 1.2% increase in average freight revenue per total mile.

In 2003, salaries, wages and benefits decreased as a percentage of operating revenue but increased as a percentage of freight revenue to 31.5% in 2003 from 31.3% in 2002.  The increase in salaries, wages and benefits resulted primarily from the increase in the size of our company-owned fleet and $1.7 million of additional compensation earned by our non-driver employees under our incentive compensation program in 2003.  These increases were partially offset by a decrease in our employees’ health insurance expense due to a decrease in the estimated costs of our self-insured medical claims of $702,000, primarily caused by an increase in the participants’ deductible levels in 2003 from 2002, and a planned reduction in our student driver training expense from 2002.

The increase in purchased transportation was due to a $2.5 million increase in fuel surcharges passed through to independent contractors and an increase in the average number of independent contractors from 2002.  As a percentage of operating revenue, purchased transportation decreased to 21.3% in 2003 from 23.0% in 2002.  As a percentage of freight revenue, purchased transportation, net of fuel surcharges passed through to independent contractors, decreased to 21.0% in 2003 from 22.9% in 2002, primarily because of a decrease in the percentage of independent contractor-owned tractors in our fleet.

Fuel expense, net of fuel surcharge revenue of $14.1 million in 2003 and $5.5 million in 2002, increased $4.5 million, or 11.8%, to $42.3 million in 2003 from $37.8 million in 2002.  As a percentage of freight revenue, fuel expense, net of fuel surcharge revenue, increased to 13.2% in 2003 from 13.1% in 2002.  This slight percentage increase is a reflection of our ability to manage fuel price increases through our fuel surcharge program.  Our fuel prices, which remain high based on historical standards, increased 12.0% to an average of $1.40 per gallon in 2003 from an average of $1.25 per gallon in 2002.

The increase in supplies and maintenance resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  We did not change our maintenance policy and our tractor and trailer fleets remained approximately the same ages.

Depreciation decreased as a percentage of operating revenue in 2003 from 2002, primarily because our trailer to tractor ratio decreased and higher freight revenue per tractor more efficiently spread this fixed cost.  This more than offset an increase in the relative percentage of company-owned vehicles to independent contractor vehicles.

The increase in insurance and claims was caused by a $486,000 increase in insurance premiums which was partially offset by a $150,000 decrease in the cost of self-insured accident and cargo claims.

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

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 93.9% in 2003 from 96.0% in 2002.

The decrease in net interest expense was primarily the result of lower average debt balances outstanding during the second half of 2003, including the repayment of the outstanding balance due under our revolving credit facility, an increase in interest income from financing provided to independent contractors and earnings from short-term marketable securities.

Our effective income tax rate was 38.0% in each of 2003 and 2002.

As a result of the factors described above, net income increased 98.3%, to $11.8 million in 2003 from $6.0 million in 2002.  Net earnings per share improved to $1.02 per diluted share in 2003 from $0.61 per diluted share in 2002, despite an 18.5% increase in weighted average shares attributable primarily to our public offering of common stock completed during the third quarter of 2003.

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

(In thousands)	2004	2003	2002
Net cash flows provided by operating activities	$50,890	$39,551	$38,207
Net cash flows used for investing activities	77,986	38,094	29,375
Long-term debt, including current maturities, at December 31	30,257	27,857	63,629

In 2004, we spent approximately $72.3 million, net of trade-ins, to purchase 704 tractors and 812 trailers.  We lowered the average age of our tractor fleet to 1.4 years from 1.9 years as of December 31, 2003.  We also recognized a gain of $2.2 million on the sale of used equipment in 2004.  We estimate that capital expenditures, net of trade-ins, will be approximately $50 million for 2005, primarily for new revenue equipment.  We expect to fund these capital expenditures with cash flows from operations and, if necessary, borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Over the longer term, based upon anticipated cash flows, current borrowing availability, and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

During the fourth quarter of 2004, we purchased a maintenance facility in Indiana for $1.7 million and spent $797,000 to expand our executive offices and principal terminal in Wisconsin, using cash flows from our operations.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $14.3 million at December 31, 2004. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $8.6 million at December 31, 2004. These notes mature in April 2010, require annual principal payments of $1.43 million that began in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility (“credit facility”) in the amount of $45.0 million with two banks. At December 31, 2004, the facility had an outstanding principal balance of $7.4 million, outstanding letters of credit of $4.4 million, and remaining borrowing availability of $33.2 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins.  The interest rate for the facility was 5.25% at December 31, 2004.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2004.

We had $10.3 million in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2004, compared with $8.6 million in receivables as of December 31, 2003. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of December 31, 2004:

	Payments Due by Period
(In thousands)	2005	2006 and 2007	2008 and 2009	Thereafter	Total
Purchase obligations for revenue and other equipment	$33,960	$—	$—	$—	$33,960
Long-term debt obligations	5,000	17,400	6,429	1,428	30,257
Operating lease obligations	223	264	49	—	536
Total	$39,183	$17,664	$6,478	$1,428	$64,753

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In 2004, 2003 and 2002, we received $22.6 million, $13.8 million and $6.3 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our consolidated balance sheet as of December 31, 2004, and in our consolidated statement of operations beginning April 1, 2004. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $924,000 in 2004, $805,000 in 2003 and $721,000 in 2002 for fuel and tire services. In addition, we paid $1.4 million in 2004, $2.3 million in 2003 and $1.5 million in 2002 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

During 2004, we paid Durand Builders Service, Inc. $493,000 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at December 31, 2004.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2003 and 2004, which has increased our cost of operating. The elevated level of fuel prices is expected to continue in 2005.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and on our workers’ compensation claims at $750,000 per incident.  We have $4.4 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.7 million as of December 31, 2004, and $12.1 million as of December 31, 2003. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2004 would have needed to increase by approximately $1.7 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $215.7 million as of December 31, 2004 and $169.8 million as of December 31, 2003. Our depreciation expense was $32.8 million for 2004, $30.0 million for 2003 and $27.7 million for 2002. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2004 by approximately $5.1 million, or 2.4%.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123,

as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  SFAS No. 123, as revised, is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our third quarter of 2005.  As shown in Note 1 to the consolidated financial statements, the average stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets: an Amendment of APB Opinion No. 29.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendments also eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2004, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 52% of our revenue; our top five customers accounted for approximately 40% of our revenue; and our top two customers accounted for approximately 22% of our revenue. We do not expect these percentages to change materially for 2005. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. Our self-insured retention for auto liability claims is $1.0 million per incident and for workers’ compensation claims is $750,000 per incident.  We have maintained these self-insured retention levels for 2004.  The increase in self-insured retention could increase our claims expense or make our claims expense more volatile depending on the frequency, severity, and timing of claims. Accordingly, the number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  The regulations did not have a significant impact on our operations or financial results for 2004.   In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours of service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  Significant uncompensated shortfalls in our utilization due to compliance with the future regulations could adversely impact our profitability.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.  The Environmental Protection Agency, or EPA, adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage, and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. Furthermore, even more restrictive EPA engine design requirements will take effect in 2007.  Compliance with the 2007 EPA standards is expected to result in further declines in fuel economy, and may result in further increases in the cost of new tractors.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2004, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $14.3 million outstanding at December 31, 2004, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $8.6 million outstanding at December 31, 2004, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $229,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins. The interest rate for the facility was 5.25% at December 31, 2004. As of December 31, 2004, we had borrowed $7.4 million under the credit facility. Based on such outstanding amount, a one percentage point increase in interest rates would cost us $74,000 in additional gross interest cost on an annual basis.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Marten Transport, Ltd. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment the Company believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting.  This report appears on page 25.

February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marten Transport, Ltd. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marten Transport, Ltd. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Minneapolis, Minnesota

February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2004, listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marten Transport Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Minneapolis, Minnesota

February 25, 2005

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2004	2003
ASSETS
Current assets:
Marketable securities	$62	$19,219
Receivables:
Trade, less allowances of $909 and $793, respectively	39,090	34,582
Other	8,372	7,337
Prepaid expenses and other	11,869	10,034
Deferred income taxes	5,856	3,048
Total current assets	65,249	74,220
Property and equipment:
Revenue equipment	283,245	247,822
Buildings and land	10,467	8,013
Office equipment and other	9,053	7,667
Less accumulated depreciation	(87,067)	(93,684)
Net property and equipment	215,698	169,818
Other assets	7,127	5,557
	$288,074	$249,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$2,849	$549
Accounts payable	4,579	3,683
Insurance and claims accruals	13,654	12,052
Accrued liabilities	12,292	13,379
Current maturities of long-term debt	5,000	5,000
Total current liabilities	38,374	34,663
Long-term debt, less current maturities	25,257	22,857
Deferred income taxes	56,522	47,541
Total liabilities	120,153	105,061
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 14,307,027 shares, at December 31, 2004, and 13,759,776 shares, at December 31, 2003, issued and outstanding	143	138
Additional paid-in capital	70,111	64,265
Retained earnings	97,667	80,131
Total stockholders’ equity	167,921	144,534
	$288,074	$249,595

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2004	2003	2002
Operating revenue	$380,048	$334,667	$293,096
Operating expenses (income):
Salaries, wages and benefits	107,307	101,023	89,941
Purchased transportation	77,858	71,133	67,359
Fuel and fuel taxes	70,912	56,371	43,339
Supplies and maintenance	25,102	24,838	21,792
Depreciation	32,757	30,046	27,706
Operating taxes and licenses	6,303	5,697	5,136
Insurance and claims	18,604	15,206	14,870
Communications and utilities	3,168	3,326	3,002
Loss (gain) on disposition of revenue equipment	(2,221)	(640)	26
Other	8,964	7,331	8,064
	348,754	314,331	281,235
Operating income	31,294	20,336	11,861
Other expenses (income):
Interest expense	2,074	2,753	3,479
Interest income	(1,493)	(1,517)	(1,252)
	581	1,236	2,227
Income before income taxes	30,713	19,100	9,634
Provision for income taxes	13,177	7,258	3,661
Net income	$17,536	$11,842	$5,973
Basic earnings per common share	$1.25	$1.07	$0.63
Diluted earnings per common share	$1.21	$1.02	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Common Stock
	Shares	Amount
Balance at December 31, 2001	9,455	$95	$10,228	$62,330	$(254)	$72,399
Net income	—	—	—	5,973	—	5,973	$5,973
Issuance of common stock from stock option exercises	89	—	535	—	—	535
Tax benefit of stock option exercises	—	—	59	—	—	59
Unrealized gain on qualifying cash flow hedges, net of tax	—	—	—	—	254	254	254
Comprehensive income							6,227
Balance at December 31, 2002	9,544	95	10,822	68,303	—	79,220
Net income	—	—	—	11,842	—	11,842	11,842
Issuance of common stock from offering	4,050	41	52,062	(14)	—	52,089
Issuance of common stock from stock option exercises	166	2	1,024	—	—	1,026
Tax benefit of stock option exercises	—	—	357	—	—	357
Comprehensive income							11,842
Balance at December 31, 2003	13,760	138	64,265	80,131	—	144,534
Net income	—	—	—	17,536	—	17,536	17,536
Issuance of common stock from stock option exercises	547	5	3,234	—	—	3,239
Tax benefit of stock option exercises	—	—	2,612	—	—	2,612
Comprehensive income							$17,536
Balance at December 31, 2004	14,307	$143	$70,111	$97,667	$—	$167,921

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2004	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$17,536	$11,842	$5,973
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	32,757	30,046	27,706
Loss (gain) on disposition of revenue equipment	(2,221)	(640)	26
Deferred tax provision	6,173	4,224	4,379
Tax benefit of stock option exercises	2,612	357	59
Changes in other current operating items:
Receivables	(5,543)	(4,731)	(4,714)
Prepaid expenses and other	(1,835)	(2,202)	(344)
Accounts payable	896	(1,236)	(512)
Other current liabilities	515	1,891	5,634
Net cash provided by operating activities	50,890	39,551	38,207
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(102,989)	(55,196)	(39,768)
Proceeds from revenue equipment dispositions	30,686	16,194	11,201
Buildings and land, office equipment and other additions, net	(4,113)	(394)	(260)
Net change in other assets	(1,570)	1,302	(548)
Net cash used for investing activities	(77,986)	(38,094)	(29,375)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Purchases of marketable securities	(70,153)	(81,287)	—
Sales of marketable securities	89,310	62,068	—
Borrowings under credit facility	58,400	35,200	70,300
Repayment of borrowings under credit facility and long-term debt	(56,000)	(70,972)	(81,787)
Issuance of common stock from offering	—	52,089	—
Issuance of common stock from stock option exercises	3,239	1,026	535
Change in net checks issued in excess of cash balances	2,300	419	130
Net cash provided by (used for) financing activities	27,096	(1,457)	(10,822)
NET CHANGE IN CASH	—	—	(1,990)
CASH:
Beginning of year	—	—	1,990
End of year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$2,131	$2,937	$3,583
Income taxes	$4,613	$538	$(1,288)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease receivables from disposition of revenue equipment	$—	$—	$3,002

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a long-haul truckload carrier providing protective service transportation of time- and temperature-sensitive materials and general commodities to customers in the United States and Canada.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our consolidated balance sheet as of December 31, 2004, and in our consolidated statements of operations beginning April 1, 2004.  All material intercompany accounts and transactions have been eliminated in consolidation.  Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting.  We recorded our share of the equity losses of MWL in the amount of $6,000 for the three months ended March 31, 2004, $63,000 for the year ended December 31, 2003 and $304,000 for the year ended December 31, 2002.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations.

Income taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We have reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets.  We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $4.4 million in letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 11%, 11% and 10% of our revenue in 2004 from three single customers whose trade receivables represented 8%, 7% and 10%, respectively, of our trade receivables as of December 31, 2004.  We earned 10% of our revenue in 2003 from a single customer whose trade receivables represented 8% of our trade receivables as of December 31, 2003.  We earned 11% of our revenue in 2002 from a single customer.

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

Accounting for stock-based compensation:  We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of December 31, 2004, we have one stock-based employee compensation plan, which is described more fully in Note 9.  We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

(In thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$17,536	$11,842	$5,973
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(157)	(182)	(217)
Pro forma net income	$17,379	$11,660	$5,756

Earnings per common share:
Basic-as reported	$1.25	$1.07	$0.63
Basic-pro forma	$1.24	$1.05	$0.60
Diluted-as reported	$1.21	$1.02	$0.61
Diluted-pro forma	$1.20	$1.01	$0.59

The weighted-average fair value as of the date of grant was $5.24 per share for options granted during 2003 and $2.98 per share for options granted during 2002.  No options were granted in 2004.  The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected option life in years	—	6	6
Risk-free interest rate percentage	—	3.3	4.2
Expected stock price volatility percentage	—	33	32
Expected dividend payments	—	—	—

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

Recent accounting pronouncements:  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  SFAS No. 123, as revised, is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our third quarter of 2005.  As shown above within Note 1, the average stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets: an Amendment of APB Opinion No. 29.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendments also eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position.

Use of estimates: We must make estimates and assumptions to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the consolidated financial statements.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2004	2003
License fees	$4,249	$4,218
Tires in service	3,261	2,793
Parts and tires inventory	1,410	1,377
Insurance premiums	1,010	167
Other	1,939	1,479
	$11,869	$10,034

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2004	2003
Total minimum lease payments to be received	$12,972	$10,612
Less: unearned income	(2,652)	(2,052)
Net investment in direct financing leases	$10,320	$8,560

The current portion of our net investment in direct financing leases is included in other receivables in the accompanying consolidated balance sheets.  The long-term portion of our net investment in direct financing leases is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2004, minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $4,757,000 in 2005, $3,362,000 in 2006, $2,362,000 in 2007, $1,719,000 in 2008 and $772,000 in 2009.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2004	2003
Salaries and wages	$3,941	$4,679
Accrued payables	3,555	3,278
Vacation	2,727	2,544
Federal highway use tax	570	558
Current income taxes	261	923
Other	1,238	1,397
	$12,292	$13,379

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2004	2003
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million which began in October 2002 and bearing fixed interest at 6.78%	$14,286	$17,857
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million beginning in April 2004 and bearing fixed interest at 8.57%	8,571	10,000
Unsecured committed credit facility in the amount of $45 million with banks maturing in April 2006 and bearing variable interest based upon either the London Interbank Offered Rate or the banks’ Prime Rate, in each case plus applicable margins (5.25% interest rate for the facility at December 31, 2004)	7,400	—
Total long-term debt	30,257	27,857
Less current maturities of long-term debt	5,000	5,000
Long-term debt, less current maturities	$25,257	$22,857

At December 31, 2004, the unsecured committed credit facility (“credit facility”) had an outstanding principal balance of $7.4 million, outstanding letters of credit of $4.4 million, and remaining borrowing availability of $33.2 million.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage.  We were in compliance with all such debt covenants at December 31, 2004.

Maturities of long-term debt at December 31, 2004, are as follows:

(In thousands)	Amount
2005	$5,000
2006	12,400
2007	5,000
2008	5,000
2009	1,429
Thereafter	1,428
$30,257

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2004:

(a) We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $924,000 in 2004, $805,000 in 2003 and $721,000 in 2002 for fuel and tire services.  In addition, we paid $1.4 million in 2004, $2.3 million in 2003 and $1.5 million in 2002 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We also had accounts payable to the same company of $57,000 as of December 31, 2004 and $69,000 as of December 31, 2003.

(b) During 2004, we paid $493,000 for various construction projects to a company in which one of our directors is the president and owner.  We also had accounts payable to the same company of $9,000 as of December 31, 2004.

(c) We provide transportation services to MWL, a 45% owned affiliate.  MWL is a third-party provider of logistics services to the transportation industry.  In 2004, 2003 and 2002, we received $22.6 million, $13.8 million and $6.3 million, respectively, of our revenue from transportation services arranged by MWL.

5.  Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

(In thousands)	2004	2003	2002
Current:
Federal	$5,443	$2,520	$(576)
State	1,561	514	14
	7,004	3,034	(562)
Deferred:
Federal	5,028	3,664	3,605
State	1,145	560	618
	6,173	4,224	4,223
Total provision	$13,177	$7,258	$3,661

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2004	2003	2002
Statutory federal income tax rate	35%	35%	35%
Increase in taxes arising from:
State income taxes, net of federal income tax benefit	6	4	4
Federal deferred income tax rate increase	4	—	—
Benefit of lower tax bracket	(1)	(1)	(1)
Decrease in accrual for tax contingencies	(1)	—	—
Effective tax rate	43%	38%	38%

Our effective income tax rate was 42.9% in 2004 compared with 38.0% in 2003, because we increased our federal and state deferred income tax liabilities by a total of $1.5 million during the fourth quarter of 2004 as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2004	2003
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$6,173	$5,275
State income tax deduction for financial reporting in excess of tax	2,739	2,272
Net operating loss carryforwards	—	51
Other	50	—
	8,962	7,598
Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	59,361	48,677
Capital lease receivables for financial reporting in excess of tax	267	1,176
Prepaid licenses and use tax expensed for income tax purposes and capitalized for financial reporting	—	2,227
Other	—	11
	59,628	52,091
Net deferred tax liability	$50,666	$44,493

We have not provided a valuation allowance against deferred tax assets at December 31, 2004 or 2003.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2004	2003	2002
Numerator:
Net income	$17,536	$11,842	$5,973
Denominator:
Basic earnings per common share - weighted-average shares	14,058	11,094	9,529
Effect of dilutive stock options	452	510	261
Diluted earnings per common share - weighted-average shares and assumed conversions	14,510	11,604	9,790
Basic earnings per common share	$1.25	$1.07	$0.63
Diluted earnings per common share	$1.21	$1.02	$0.61

All outstanding options were included in the calculation of diluted earnings per share in 2004 and 2003.  Options totaling 16,875 shares in 2002 were outstanding but were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

7.  Amended and Restated Certificate of Incorporation

In August 2003, our stockholders approved an Amended and Restated Certificate of Incorporation that increased the number of authorized shares of capital stock from 10 million shares consisting solely of common stock, $.01 par value, to 25 million shares of capital stock consisting of 23 million shares of common stock, $.01 par value, and 2 million shares of undesignated preferred stock, $.01 par value. The Board may fix the rights, preferences, and privileges of the preferred stock, along with the voting powers (full or limited or no voting powers), such preferences and relative participating, optional, or other special rights, and such qualifications, limitations, or restrictions, including dividend rights, conversion rights, redemption privileges, and preferences on liquidation or dissolution of each class or series of preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of holders of our common stock. The issuance of preferred stock also could have the effect, under certain circumstances, of delaying, deferring, or preventing a change of control of our company. At December 31, 2004 there were no preferred shares outstanding.

8.  Stock Issuance

We issued 4.05 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million, which were recorded as an increase to our stockholders’ equity.

9.  Employee Benefits

Stock Incentive Plans - Under our Stock Incentive Plan adopted in 1995, officers, directors and  employees may be granted incentive and non-statutory stock options.  Incentive stock option prices must be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option prices must be at least 85% of the fair market value of our common stock on the date the option is granted.  Stock options expire within 10 years after the date of grant. The plan also allows for stock appreciation rights, restricted stock awards, performance units and stock bonuses, none of which have been awarded as of December 31, 2004.  The maximum number of shares of common stock available for issuance under the plan is 1,687,500 shares.

As of December 31, stock option activity under our plans was as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,048,688	$6.86	1,116,347	$6.15	1,104,195	$6.01
Granted	—	—	101,252	13.66	101,252	7.54
Exercised	(547,251)	5.92	(165,536)	6.19	(89,100)	6.02
Forfeited	(1,125)	6.55	(3,375)	6.55	—	—
Outstanding, end of year	500,312	7.89	1,048,688	6.86	1,116,347	6.15
Exercisable, end of year	350,687	6.89	824,813	6.13	893,597	6.03

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2004:

	Range of Exercise Price
	$5.22 to $8.68	$16.15	Total
Options outstanding:
Number of shares	432,812	67,500	500,312
Weighted-average remaining contractual life	5.8 years	8.8 years	6.2 years
Weighted-average exercise price	$6.60	$16.15	$7.89
Options exercisable:
Number of shares	337,187	13,500	350,687
Weighted-average exercise price	$6.52	$16.15	$6.89

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2004 was $13,000 for participants less than age 50 and $16,000 for participants age 50 and above.  We contribute 25% of each participant’s contribution, up to a total of 4% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective contributions were not made in 2004, 2003 or 2002.  Total expense recorded for the plan was $404,000 in 2004, $343,000 in 2003 and $300,000 in 2002.

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

10.  Accounting for Derivative Instruments and Hedging Activities

In January 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value.  Changes in the derivative instrument’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  For hedges which meet the criteria, the derivative instrument’s gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) included in stockholders’ equity, rather than current earnings.

Previously, we utilized commodity swap agreements to partially hedge our exposure to diesel fuel price fluctuations, but all such agreements have expired by December 31, 2002.  These agreements met the specific hedge accounting criteria and therefore constituted cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instruments has been reported as a component of accumulated other comprehensive loss and was recognized into current earnings in the same period or periods during which the hedged transactions affected current earnings.  No ineffectiveness was recognized in current earnings during 2002.  During 2002, accumulated other comprehensive loss was reversed by $410,000 ($254,000 net of income taxes) to reflect an unrealized gain and expiration of the remaining notional amount on our commodity swap agreements from January 1, 2002 to December 31, 2002.  We did not enter into any commodity swap agreements during 2004 or 2003.

11.  Fair Value of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $31.9 million at December 31, 2004, and $30.0 million at December 31, 2003.  The fair value was estimated using discounted cash flow analysis.  Current borrowing rates for similar long-term debt were used in this analysis.

12.  Commitments and Contingencies

We are committed to: (a) purchase $34.0 million of new revenue equipment in 2005; and (b) operating lease obligations totaling $536,000 through 2009.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

13.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2004 and 2003:

2004 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$84,530	$91,907	$97,892	$105,719	$380,048
Operating income	4,589	7,882	7,850	10,973	31,294
Net income	2,732	4,814	4,784	5,206	17,536
Basic earnings per common share	0.20	0.34	0.34	0.37	1.25
Diluted earnings per common share	0.19	0.33	0.33	0.36	1.21

2003 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$79,321	$84,206	$85,903	$85,237	$334,667
Operating income	2,656	6,043	5,891	5,746	20,336
Net income	1,397	3,537	3,436	3,472	11,842
Basic earnings per common share	0.15	0.37	0.30	0.25	1.07
Diluted earnings per common share	0.14	0.35	0.29	0.24	1.02

14.  Subsequent Event

In March 2005, our Board of Directors adopted the Marten Transport, Ltd. 2005 Stock Incentive Plan (the “2005 Plan”), subject to stockholder approval at the annual meeting to be held May 3, 2005.  Under the 2005 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted incentive and non-statutory stock options and restricted stock awards.  If approved by our stockholders, the maximum number of shares of common stock that will be available for issuance under the 2005 Plan is approximately 2.4 million shares. The 2005 Plan is intended to replace our 1995 Stock Incentive Plan (the “1995 Plan”), which terminates by its terms in March 2005.  Any awards issued under the 1995 Plan that remain outstanding will continue according to their terms.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2004, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.                    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2005 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2005 Proxy Statement is incorporated in this Report by reference.

D.    Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2005 Proxy Statement is incorporated in this Report by reference.

E.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2005 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2005 Proxy Statement is incorporated in this Report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits — Equity Compensation Plan Information” sections of our 2005 Proxy Statement is incorporated in this Report by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the “Certain Transactions” section of our 2005 Proxy Statement is incorporated in this Report by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2005 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Financial Statements (See Part II, Item 8 of this Report):

		Management’s Annual Report on Internal Control Over Financial Reporting	24

		Report of Independent Registered Public Accounting Firm	25

		Report of Independent Registered Public Accounting Firm	26

		Consolidated Balance Sheets as of December 31, 2004 and 2003	27

		Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	28

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	29

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	30

		Notes to Consolidated Financial Statements	31-41

	2.	Financial Statement Schedules (Consolidated Financial Statement Schedule Included in Part IV of this Report):

		Schedule II – Valuation and Qualifying Accounts and Reserves	47

		Schedules not listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 48 through 50. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 17, 2005. Requests should be sent to Darrell D. Rubel, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

		The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):

		(1) Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended.

		(2) Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended.

		(3) Marten Transport, Ltd. 1995 Stock Incentive Plan.

		(4) 2005 Incentive Compensation Plan Summary.

		(5) 2005 Non-employee Director Compensation Summary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, President,
Randolph L. Marten	Chief Executive Officer and Director (Principal
Executive Officer)

/s/ Darrell D. Rubel	Executive Vice President, Chief Financial
Darrell D. Rubel	Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting
Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Christine K. Marten	Director
Christine K. Marten

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year

Insurance and claims accruals:
Year ended December 31, 2004	$12,052	$22,884	$(21,282	)(1)	$13,654
Year ended December 31, 2003	12,915	20,111	(20,974	)(1)	12,052
Year ended December 31, 2002	8,984	21,726	(17,795	)(1)	12,915

Allowance for doubtful accounts:
Year ended December 31, 2004	793	120	(4	)(2)	909
Year ended December 31, 2003	892	120	(219	)(2)	793
Year ended December 31, 2002	868	120	(96	)(2)	892

(1)          Claims payments

(2)          Write-off of bad debts, net of recoveries

See independent auditors’ report.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2004

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 25, 2002 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Bylaws of the Company	See Exhibit 3.2 above.

10.1	Marten Transport, Ltd. 1986 Incentive Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-15010).

10.2	Marten Transport, Ltd. 1986 Non-Statutory Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10 - K for the year ended December 31, 1987 (File No. 0-15010).

10.3	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.4	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.5	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

Item No.	Item	Filing Method

10.6	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).

10.7	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.8	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.9	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.10	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.11	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).

10.12	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-15010).

10.13	Sixth Amendment to Credit Agreement, dated January 14, 2002, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-15010).

10.14	Seventh Amendment to Credit Agreement, dated March 29, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-15010).

10.15	Eighth Amendment to Credit Agreement, dated June 27, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-15010).

Item No.	Item	Filing Method

10.16	2005 Incentive Compensation Plan Summary	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 1, 2005.

10.17	2005 Non-employee Director Compensation Summary	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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