Form 10-Q
period 2005-03-31
MARTEN TRANSPORT LTD
filed 2005-05-02
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2005

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 14,312,877 as of April 27, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share information)	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$160	$—
Marketable securities	166	62
Receivables:
Trade, net	43,741	39,090
Other	9,249	8,372
Prepaid expenses and other	10,505	11,869
Deferred income taxes	3,737	5,856

Total current assets	67,558	65,249

Property and equipment:

Revenue equipment, buildings and land, office equipment and other	312,830	302,765
Accumulated depreciation	(89,701)	(87,067)

Net property and equipment	223,129	215,698

Other assets	7,546	7,127

TOTAL ASSETS	$298,233	$288,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$2,849
Accounts payable and accrued liabilities	20,068	16,871
Insurance and claims accruals	11,511	13,654
Current maturities of long-term debt	5,117	5,000

Total current liabilities	36,696	38,374

Long-term debt, less current maturities	31,464	25,257
Deferred income taxes	57,261	56,522

Total liabilities	125,421	120,153

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 23,000,000 shares authorized; 14,312,877 shares, at March 31, 2005, and 14,307,027 shares, at December 31, 2004, issued and outstanding	143	143
Additional paid-in capital	70,187	70,111
Retained earnings	102,482	97,667
Total stockholders’ equity	172,812	167,921
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,233	$288,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2005	2004

OPERATING REVENUE	$102,906	$84,530

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	29,150	25,327
Purchased transportation	19,903	17,683
Fuel and fuel taxes	21,682	14,869
Supplies and maintenance	6,559	6,078
Depreciation	9,068	7,863
Operating taxes and licenses	1,646	1,571
Insurance and claims	4,412	4,405
Communications and utilities	826	801
Gain on disposition of revenue equipment	(879)	(528)
Other	2,271	1,872

Total operating expenses	94,638	79,941

OPERATING INCOME	8,268	4,589

OTHER EXPENSES (INCOME):
Interest expense	598	523
Interest income	(367)	(341)

INCOME BEFORE INCOME TAXES	8,037	4,407

PROVISION FOR INCOME TAXES	3,222	1,675

NET INCOME	$4,815	$2,732

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.20

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.19

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2003	13,760	$138	$64,265	$80,131	$144,534
Net income	—	—	—	2,732	2,732
Issuance of common stock from stock option exercises	240	2	1,355	—	1,357
Tax benefit of stock option exercises	—	—	1,118	—	1,118
Balance at March 31, 2004	14,000	140	66,738	82,863	149,741
Net income	—	—	—	14,804	14,804
Issuance of common stock from stock option exercises	307	3	1,879	—	1,882
Tax benefit of stock option exercises	—	—	1,494	—	1,494
Balance at December 31, 2004	14,307	143	70,111	97,667	167,921
Net income	—	—	—	4,815	4,815
Issuance of common stock from stock option exercises	6	—	38	—	38
Tax benefit of stock option exercises	—	—	38	—	38
Balance at March 31, 2005	14,313	$143	$70,187	$102,482	$172,812

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$4,815	$2,732
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,068	7,863
Gain on disposition of revenue equipment	(879)	(528)
Deferred tax provision	2,858	175
Tax benefit of stock option exercises	38	1,118
Changes in other current operating items	(3,110)	(2,598)
Net cash provided by operating activities	12,790	8,762

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(12,757)	(19,732)
Buildings and land, office equipment and other additions, net	(2,863)	(101)
Net change in other assets	(419)	(361)
Net cash used for investing activities	(16,039)	(20,194)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Purchases of marketable securities	(4,796)	(23,746)
Sales of marketable securities	4,692	31,101
Borrowings under credit facility and long-term debt	33,152	—
Repayment of borrowings under credit facility and long-term debt	(26,828)	—
Issuance of common stock from stock option exercises	38	1,357
Change in net checks issued in excess of cash balances	(2,849)	2,720
Net cash provided by financing activities	3,409	11,432

NET CHANGE IN CASH	160	—

CASH:
Beginning of period	—	—

End of period	$160	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$566	$523
Income taxes	$(74)	$474

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the financial statements and notes to financial statements in our 2004 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed balance sheet as of March 31, 2005 and consolidated condensed statement of operations for the three months ended March 31, 2005 include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of March 31, 2005, and in our consolidated condensed statement of operations beginning April 1, 2004.  All material intercompany accounts and transactions have been eliminated in consolidation. Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting.  We recorded our share of the equity loss of MWL in the amount of $6,000 for the three months ended March 31, 2004.

(2)  Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of March 31 2005, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2005	2004
Net income, as reported	$4,815	$2,732
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(40)
Pro forma net income	$4,781	$2,692

Earnings per common share:
Basic-as reported	$0.34	$0.20
Basic-pro forma	$0.33	$0.19
Diluted-as reported	$0.33	$0.19
Diluted-pro forma	$0.33	$0.19

(3)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2005	2004
Numerator:
Net income	$4,815	$2,732
Denominator:
Basic earnings per common share - weighted-average shares	14,309	13,840
Effect of dilutive stock options	325	581
Diluted earnings per common share - weighted-average shares and assumed conversions	14,634	14,421

Basic earnings per common share	$0.34	$0.20
Diluted earnings per common share	$0.33	$0.19

All outstanding options were included in the calculation of diluted earnings per share for both periods presented.

(4)  2005 Stock Incentive Plan

At our annual meeting to be held May 3, 2005, our stockholders will be asked to approve our 2005 Stock Incentive Plan (the “2005 Plan”).  Our Board of Directors adopted the 2005 Plan in March 2005 and approved amendments to the 2005 Plan in April 2005.  Under the 2005 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted incentive and non-statutory stock options and restricted stock awards.  If approved by our stockholders, the maximum number of shares of common stock that will be available for issuance under the 2005 Plan is approximately 1.9 million shares. The 2005 Plan is intended to replace our 1995 Stock Incentive Plan (the “1995 Plan”), which terminated by its terms in March 2005.  Any awards issued under the 1995 Plan that remain outstanding will continue according to their terms.

(5)  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123, as revised, to the beginning of the first annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our first quarter of 2006.  The average annual stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent upon whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”  The Interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their fair value can be reasonably estimated.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of Interpretation No. 47 is not expected to have a significant impact on our results of operations or financial position.

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

Our operating results for the first quarter of 2005 reflect improved average freight revenue per total mile compared with the first quarter of 2004.  The improvement in asset productivity helped us overcome the continuing challenges of a tight driver market and high fuel prices.  In the first quarter of 2005, we increased our operating revenue 21.7% and our freight revenue 12.2% compared with the first quarter of 2004. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  We increased our average operating revenue per tractor per week 11.1% in the first quarter of 2005.  Our average freight revenue per tractor per week increased 2.5%, due to a 7.4% improvement in average freight revenue per total mile, partially offset by a 4.6% decrease in average miles per tractor.  Our weighted average number of tractors increased 9.6% in the first quarter of 2005 over the first quarter of 2004.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2004 and the first quarter of 2005. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry is currently experiencing substantial difficulty in attracting and retaining qualified drivers.  Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors.  We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005.  We continue to offer driver compensation that we believe ranks near the top of the industry.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we maintain a self-insured retention limit for auto liability claims of $1.0 million per incident and for workers’ compensation claims of $750,000 per incident.

Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  In July 2004, the United States Court of

Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  The regulations did not have a significant impact on our operations or financial results for 2004 or the first quarter of 2005.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 92.0% in the first quarter of 2005 from 94.6% in the first quarter of 2004.  We increased our earnings per diluted share to $0.33 in the first quarter of 2005 from $0.19 in the first quarter of 2004.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2005, we had approximately $36.6 million of long-term debt, including current maturities, and $172.8 million in stockholders’ equity.  In the first quarter of 2005, we spent approximately $12.8 million, net of trade-ins, to purchase 172 tractors and 247 trailers.  We also recognized a gain of $879,000 on the disposition of used equipment in the first quarter of 2005.  We estimate that capital expenditures, net of trade-ins, will be approximately $75 million for the remainder of 2005, primarily for new revenue equipment.  This represents an increase of $38 million compared with our previous estimate.  Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, go into effect.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our $45 million revolving credit facility.

Results of Operations

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004
Operating revenue	$18,376	21.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	3,823	15.1	28.3	30.0
Purchased transportation	2,220	12.6	19.3	20.9
Fuel and fuel taxes	6,813	45.8	21.1	17.6
Supplies and maintenance	481	7.9	6.4	7.2
Depreciation	1,205	15.3	8.8	9.3
Operating taxes and licenses	75	4.8	1.6	1.9
Insurance and claims	7	0.2	4.3	5.2
Communications and utilities	25	3.1	0.8	0.9
Gain on disposition of revenue equipment	(351)	(66.5)	(0.9)	(0.6)
Other	399	21.3	2.2	2.2
Total operating expenses	14,697	18.4	92.0	94.6
Operating income	3,679	80.2	8.0	5.4
Other expenses (income):
Interest expense	75	14.3	0.6	0.6
Interest income	(26)	(7.6)	(0.4)	(0.4)
Income before income taxes	3,630	82.4	7.8	5.2
Provision for income taxes	1,547	92.4	3.1	2.0
Net income	$2,083	76.2%	4.7%	3.2%

Our operating revenue increased $18.4 million, or 21.7%, to $102.9 million in the 2005 period from $84.5 million in the 2004 period.  Freight revenue (operating revenue less fuel surcharge and MWL revenue) increased $9.9 million, or 12.2%, to $90.4 million in the 2005 period from $80.5 million in the 2004 period.  Freight revenue excludes $9.7 million of fuel surcharge revenue in the 2005 period and $4.0 million in the 2004 period, along with $2.9 million of MWL revenue in the 2005 period.  There was no MWL revenue recorded in the 2004 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  Our average operating revenue per tractor per week increased 11.1% in the 2005 period from the 2004 period.  Our average freight revenue per tractor per week increased 2.5% in the 2005 period from the 2004 period, due to a 7.4% increase in average freight revenue per total mile partially offset by a 4.6% decrease in average miles per tractor.  Our weighted average number of tractors increased 9.6% in the 2005 period from the 2004 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums, and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and a 1 cent per mile increase in the amount paid to company drivers effective January 1, 2005.  We instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005, which we expect to increase our salaries, wages and benefits in future periods.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by MWL.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by MWL.  Payments to carriers for transportation services arranged by MWL were $1.8 million in the 2005 period.  No payments to carriers by MWL were recorded in the 2004 period.  The amount of fuel surcharges passed through to independent contractors increased $1.2 million in the 2005 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and MWL carrier payments, decreased $850,000, or 5.1%, in the 2005 period from the 2004 period.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004 and an increase in incentives paid to independent contractors effective January 1, 2005.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $9.7 million in the 2005 period and $4.0 million in the 2004 period, increased $1.2 million, or 10.8%, to $12.0 million in the 2005 period from $10.9 million in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $1.95 per gallon in the 2005 period from an average of $1.49 per gallon in the 2004 period. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates.  We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Depreciation relates to owned tractors, trailers, communications units, and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2005 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance.  The costs of our self-insured accident claims and insurance premiums were consistent in the 2005 period from the 2004 period.  We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and for our workers’ compensation claims at $750,000 per incident in the 2005 period. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2005 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $879,000 from $528,000 in the 2004 period.  Future gains or losses on disposition of revenue equipment are impacted by the market for used revenue equipment which is beyond our control.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 92.0% in the 2005 period from 94.6% in the 2004 period.

Interest expense primarily consists of interest on our revolving credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.

The increase in net interest expense was primarily the result of higher average debt balances outstanding in the 2005 period.

Our effective income tax rate was 40.1% in the 2005 period compared with 38.0% in the 2004 period.  We expect our effective income tax rate to be approximately 39% for the remainder of 2005.

As a result of the factors described above, net income increased 76.2%, to $4.8 million in the 2005 period from $2.7 million in the 2004 period. Net earnings per share increased to $0.33 per diluted share in the 2005 period from $0.19 per diluted share in the 2004 period.

Liquidity and Capital Resources

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity have been funds provided by operations, our unsecured senior notes, our revolving credit facility, and our public offering of common stock completed during the third quarter of 2003. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the independent contractors through our tractor purchase program, we have an associated capital expenditure requirement.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, and total long-term debt, including current maturities, for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2005	2004
Net cash flows provided by operating activities	$12,790	$8,762
Net cash flows used for investing activities	16,039	20,194
Long-term debt, including current maturities, at March 31	36,581	27,857

In the first quarter of 2005, we spent approximately $12.8 million, net of trade-ins, to purchase 172 tractors and 247 trailers.  We also recognized a gain of $879,000 on the disposition of used equipment in the first quarter of 2005.  We estimate that capital expenditures, net of trade-ins, will be approximately $75 million for the remainder of 2005, primarily for new revenue equipment.  This represents an increase of $38 million compared with our previous estimate.  Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Over the longer term, based upon anticipated cash flows, current borrowing availability, and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $14.3 million at March 31, 2005. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $8.6 million at March 31, 2005. These notes mature in April 2010, require annual principal payments of $1.43 million that began in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility (“credit facility”) in the amount of $45.0 million with two banks. At March 31, 2005, the credit facility had an outstanding principal balance of $13.6 million, outstanding letters of credit of $4.2 million, and remaining borrowing availability of $27.2 million. This facility matures in April 2006 and bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins.  The weighted average interest rate for the credit facility was 4.3% at March 31, 2005.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, minimum tangible net worth, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2005.

MWL has an uncollateralized note payable with a balance of $124,000 at March 31, 2005.  The note matures in July 2006, requires monthly payments of $10,000 and bears interest at a fixed rate of 5.0%.

We had $10.7 million in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2005, compared with $10.3 million in receivables as of December 31, 2004. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of March 31, 2005.  We have entered into agreements to purchase $77.7 million of revenue equipment in the remainder of 2005, which is included in the following summary.  We also plan to purchase an additional $20.1 million and $38.5 million of revenue equipment in 2005 and 2006, respectively, for which we have not entered into binding agreements.

	Payments Due by Period
	Remainder	2006	2008
	of	and	and
(In thousands)	2005	2007	2009	Thereafter	Total
Purchase obligations for revenue equipment	$77,678	$—	$—	$—	$77,678
Long-term debt obligations	5,087	23,637	6,429	1,428	36,581
Operating lease obligations	163	264	49	—	476
Total	$82,928	$23,901	$6,478	$1,428	$114,735

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first quarter of 2005 and the first quarter of 2004, we received $5.6 million and $4.5 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our consolidated balance sheet as of March 31, 2005, and in our consolidated statement of operations beginning April 1, 2004. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $282,000 in the first quarter of 2005 and $198,000 in the first quarter of 2004 for fuel and tire services. In addition, we paid $242,000 in the first quarter of 2005 and $318,000 in the first quarter of 2004 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at March 31, 2005.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2004 and the first quarter of 2005, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2004 and increased further in the first quarter of 2005, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2005.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We have maintained the self-insured retention limit for our auto liability claims at $1.0 million per incident and on our workers’ compensation claims at $750,000 per incident.  We have $4.2 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $11.5 million as of March 31, 2005, and $13.7 million as of December 31, 2004. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2005 would have needed to increase by approximately $1.9 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $223.1 million as of March 31, 2005 and $215.7 million as of December 31, 2004. Our depreciation expense was $9.1 million for the first quarter of 2005 and $7.9 million for the first quarter of 2004. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2005 by approximately $5.1 million, or 2.3%.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123, as revised, to the beginning of the first annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our first quarter of 2006.  The average annual stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent upon whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”  The Interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The Interpretation states that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143 and therefore should be recognized if their fair value can be reasonably estimated.  Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of Interpretation No. 47 is not expected to have a significant impact on our results of operations or financial position.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first quarter of 2005, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 39% of our revenue; and our top two customers accounted for approximately 22% of our revenue. We do not expect these percentages to change materially for the remainder of 2005. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. Our self-insured retention for auto liability claims is $1.0 million per incident and for workers’ compensation claims is $750,000 per incident.  We have maintained these self-insured retention levels for the first quarter of 2005.  The increase in self-insured retention could increase our claims expense or make our claims expense more volatile depending on the frequency, severity, and timing of claims. Accordingly, the number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  From time-to-time, the transportation industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  Currently, competition for drivers is intense. Competition for drivers has increased and we have experienced greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we plan to add.  Additionally, we may face difficulty in increasing the number of our independent contractor drivers, which is one of our principal sources of planned growth. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle.  Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors.  We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005.  Our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation further in future periods.  An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  The regulations did not have a significant impact on our operations or financial results for 2004 or the first quarter of 2005.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal

Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours of service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  Significant uncompensated shortfalls in our utilization due to compliance with the future regulations could adversely impact our profitability.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expenses.  The EPA adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage, and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. Furthermore, even more restrictive EPA engine design requirements will take effect in 2007.  Compliance with the 2007 EPA standards is expected to result in further declines in fuel economy, and may result in further increases in the cost of new tractors.

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at March 31, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes and MWL’s uncollateralized note payable. The $14.3 million outstanding at March 31, 2005, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $8.6 million outstanding at March 31, 2005, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. The $124,000 outstanding at March 31, 2005 under MWL’s note payable bears interest at a fixed annual rate of 5.0%.  Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $230,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 4.3% at March 31, 2005. As of March 31, 2005, we had borrowed $13.6 million under the credit facility. Based on such outstanding amount, a one percentage point increase in interest rates would cost us $136,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2005.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

Item No.	Item	Method of Filing

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s President and Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 2, 2005	By:	/s/Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2005	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)