Form 10-Q
period 2005-06-30
MARTEN TRANSPORT LTD
filed 2005-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2005

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

Yes ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 14,359,518 as of August 3, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2005	2004

ASSETS
Current assets:
Cash	$1,752	$—
Marketable securities	501	62
Receivables:
Trade, net	44,785	39,090
Other	11,094	8,372
Prepaid expenses and other	10,837	11,869
Deferred income taxes	4,181	5,856

Total current assets	73,150	65,249

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	317,881	302,765
Accumulated depreciation	(91,190)	(87,067)

Net property and equipment	226,691	215,698

Other assets	7,581	7,127

TOTAL ASSETS	$307,422	$288,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$2,849
Accounts payable and accrued liabilities	20,288	16,871
Insurance and claims accruals	11,798	13,654
Current maturities of long-term debt	5,095	5,000

Total current liabilities	37,181	38,374

Long-term debt, less current maturities	29,629	25,257
Deferred income taxes	60,589	56,522

Total liabilities	127,399	120,153

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 14,352,252 shares, at June 30, 2005, and 14,307,027 shares, at December 31, 2004, issued and outstanding	144	143
Additional paid-in capital	70,634	70,111
Retained earnings	109,245	97,667

Total stockholders’ equity	180,023	167,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,422	$288,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2005	2004	2005	2004

OPERATING REVENUE	$112,800	$91,907	$215,706	$176,437

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	31,462	25,370	60,612	50,697
Purchased transportation	20,738	19,966	40,641	37,649
Fuel and fuel taxes	24,938	16,603	46,620	31,472
Supplies and maintenance	6,901	6,024	13,460	12,102
Depreciation	9,267	8,061	18,335	15,924
Operating taxes and licenses	1,671	1,613	3,317	3,184
Insurance and claims	4,466	4,056	8,878	8,461
Communications and utilities	826	746	1,652	1,547
Gain on disposition of revenue equipment	(1,231)	(650)	(2,110)	(1,178)
Other	2,515	2,236	4,786	4,108

Total operating expenses	101,553	84,025	196,191	163,966

OPERATING INCOME	11,247	7,882	19,515	12,471

OTHER EXPENSES (INCOME):
Interest expense	543	504	1,141	1,027
Interest income	(419)	(386)	(786)	(727)

INCOME BEFORE INCOME TAXES	11,123	7,764	19,160	12,171

PROVISION FOR INCOME TAXES	4,360	2,950	7,582	4,625

NET INCOME	$6,763	$4,814	$11,578	$7,546

BASIC EARNINGS PER COMMON SHARE	$0.47	$0.34	$0.81	$0.54

DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.33	$0.79	$0.52

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2003	13,760	$138	$64,265	$80,131	$144,534
Net income	—	—	—	7,546	7,546
Issuance of common stock from stock option exercises	304	3	1,751	—	1,754
Tax benefit of stock option exercises	—	—	1,417	—	1,417
Balance at June 30, 2004	14,064	141	67,433	87,677	155,251
Net income	—	—	—	9,990	9,990
Issuance of common stock from stock option exercises	243	2	1,483	—	1,485
Tax benefit of stock option exercises	—	—	1,195	—	1,195
Balance at December 31, 2004	14,307	143	70,111	97,667	167,921
Net income	—	—	—	11,578	11,578
Issuance of common stock from stock option exercises	45	1	332	—	333
Tax benefit of stock option exercises	—	—	191	—	191
Balance at June 30, 2005	14,352	$144	$70,634	$109,245	$180,023

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$11,578	$7,546
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	18,335	15,924
Gain on disposition of revenue equipment	(2,110)	(1,178)
Deferred tax provision	5,742	(418)
Tax benefit of stock option exercises	191	1,417
Changes in other current operating items	(5,824)	3,488
Net cash provided by operating activities	27,912	26,779

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Property additions:
Revenue equipment, net	(24,128)	(40,483)
Buildings and land, office equipment and other additions, net	(3,090)	(226)
Net change in other assets	(454)	(527)
Net cash used for investing activities	(27,672)	(41,236)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Purchases of marketable securities	(18,357)	(48,410)
Sales of marketable securities	17,918	61,855
Borrowings under credit facility and long-term debt	55,152	—
Repayment of borrowings under credit facility and long-term debt	(50,685)	(1,428)
Issuance of common stock from stock option exercises	333	1,754
Change in net checks issued in excess of cash balances	(2,849)	686
Net cash provided by financing activities	1,512	14,457

NET CHANGE IN CASH	1,752	—

CASH:
Beginning of period	—	—

End of period	$1,752	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,172	$1,043
Income taxes	$266	$717

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

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

The accompanying unaudited consolidated condensed balance sheet as of June 30, 2005 and consolidated condensed statements of operations for the three and six months ended June 30, 2005 include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”). MWL is a third-party provider of logistics services to the transportation industry. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of June 30, 2005, and in our consolidated condensed statement of operations beginning April 1, 2004. All material intercompany accounts and transactions have been eliminated in consolidation. Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting. We recorded our share of the equity loss of MWL in the amount of $6,000 for the three months ended March 31, 2004.

(2) Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of June 30, 2005, we have two stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$6,763	$4,814	$11,578	$7,546
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(39)	(39)	(79)
Pro forma net income	$6,758	$4,775	$11,539	$7,467

Earnings per common share:
Basic-as reported	$0.47	$0.34	$0.81	$0.54
Basic-pro forma	$0.47	$0.34	$0.81	$0.54
Diluted-as reported	$0.46	$0.33	$0.79	$0.52
Diluted-pro forma	$0.46	$0.33	$0.79	$0.52

(3) Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income	$6,763	$4,814	$11,578	$7,546
Denominator:
Basic earnings per common share - weighted-average shares	14,332	14,016	14,321	13,928
Effect of dilutive stock options	283	474	304	525
Diluted earnings per common share - weighted-average shares and assumed conversions	14,615	14,490	14,625	14,453

Basic earnings per common share	$0.47	$0.34	$0.81	$0.54
Diluted earnings per common share	$0.46	$0.33	$0.79	$0.52

All outstanding options were included in the calculation of diluted earnings per share for all periods presented.

(4) Long-Term Debt

In June 2005, we entered into an amendment to our unsecured committed credit facility. This amendment reduced the number of banks subject to the agreement to one, adjusted our financial covenants and extended the maturity of the facility from April 2006 to April 2008.

(5) Amendment to Amended and Restated Certificate of Incorporation

In May 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock from 23,000,000 shares to 48,000,000 shares.

(6) 2005 Stock Incentive Plan

In May 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”). Our Board of Directors adopted the 2005 Plan in March 2005 and approved amendments to the 2005 Plan in April 2005. Under the 2005 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards, none of which have been awarded as of June 30, 2005. The maximum number of shares of common stock that will be available for issuance under the 2005 Plan is approximately 1.9 million shares. The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which terminated by its terms in March 2005. Any awards issued under the 1995 Plan that remain outstanding will continue according to their terms.

(7) Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services. Our operating revenue also includes revenue from fuel surcharges and non-freight revenue services, primarily brokerage revenue. The main factors that affect our freight revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market, and specific customer demand. We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rate per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

In discussing our results of operations, we have included in certain instances a discussion of freight revenue, which excludes fuel surcharge and non-freight revenue. We do this because we believe that eliminating these sources of revenue provides a more consistent basis for comparing our results of operations from period to period.

Our operating results for the first six months of 2005 reflect improved average freight revenue per total mile compared with the first six months of 2004. The improvement in asset productivity helped us overcome the continuing challenges of a tight driver market and high fuel prices. In the first six months of 2005, we increased our operating revenue 22.3% and our freight revenue 13.1% compared with the first six months of 2004. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers. We increased our average operating revenue per tractor per week 12.4% in the first six months of 2005. Our average freight revenue per tractor per week increased 4.1%, due to a 7.7% improvement in average freight revenue per total mile, partially offset by a 3.4% decrease in average miles per tractor. Our weighted average number of tractors increased 8.7% in the first six months of 2005 over the first six months of 2004.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices fluctuated dramatically and quickly at various times during 2004 and the first six months of 2005. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. The transportation industry is currently experiencing substantial difficulty in attracting and retaining qualified drivers. Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors. We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005. We continue to offer driver compensation that we believe ranks near the top of the industry. Like other companies in our industry, our insurance costs have increased dramatically over the last few years. In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years. We are responsible for the first $1.0 million on each auto liability claim and beginning June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim.

Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service. The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations effective in January 2004. In response, we negotiated delay time charges with the majority of our customers. In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration. In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005. The regulations did not have a significant impact on our operations or financial results for 2004 or the first six months of 2005.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 91.0% in the first six months of 2005 from 92.9% in the first six months of 2004. We increased our earnings per diluted share to $0.79 in the first six months of 2005 from $0.52 in the first six months of 2004.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2005, we had approximately $34.7 million of long-term debt, including current maturities, and $180.0 million in stockholders’ equity. In the first six months of 2005, we spent approximately $24.1 million, net of trade-ins, to purchase 302 tractors and 436 trailers. We also recognized a gain of $2.1 million on the disposition of used equipment in the first six months of 2005. We estimate that capital expenditures, net of trade-ins, will be approximately $57 million for the remainder of 2005, primarily for new revenue equipment. Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, go into effect. We expect to fund these capital expenditures with cash flows from operations and borrowings under our $45 million revolving credit facility.

Results of Operations

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended June 30,		Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004

Freight revenue	$95,986	$84,198	$11,788	14.0%
Fuel surcharge revenue	12,710	5,622	7,088	126.1
Non-freight revenue	4,104	2,087	2,017	96.6
Operating revenue	$112,800	$91,907	$20,893	22.7%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004

Operating revenue	$20,893	22.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,092	24.0	27.9	27.6
Purchased transportation	772	3.9	18.4	21.7
Fuel and fuel taxes	8,335	50.2	22.1	18.1
Supplies and maintenance	877	14.6	6.1	6.6
Depreciation	1,206	15.0	8.2	8.8
Operating taxes and licenses	58	3.6	1.5	1.8
Insurance and claims	410	10.1	4.0	4.4
Communications and utilities	80	10.7	0.7	0.8
Gain on disposition of revenue equipment	(581)	(89.4)	(1.1)	(0.7)
Other	279	12.5	2.2	2.4
Total operating expenses	17,528	20.9	90.0	91.4
Operating income	3,365	42.7	10.0	8.6
Other expenses (income):
Interest expense	39	7.7	0.5	0.5
Interest income	(33)	(8.5)	(0.4)	(0.4)
Income before income taxes	3,359	43.3	9.9	8.4
Provision for income taxes	1,410	47.8	3.9	3.2
Net income	$1,949	40.5%	6.0%	5.2%

Our operating revenue increased $20.9 million, or 22.7%, to $112.8 million in the 2005 period from $91.9 million in the 2004 period. Freight revenue increased $11.8 million, or 14.0%, to $96.0 million in the 2005 period from $84.2 million in the 2004 period. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers. Our fuel surcharge revenue increased $7.1 million, or 126.1%, to $12.7 million in the 2005 period from $5.6 million in the 2004 period primarily due to higher average fuel prices in the 2005 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2005 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division in March 2005. Our average operating revenue per tractor per week increased 13.8% in the 2005 period from the 2004 period. Our average freight revenue per tractor per week increased 5.7% in the 2005 period from the 2004 period, due to a 8.0% increase in average freight revenue per total mile partially offset by a 2.1% decrease in average miles per tractor. Our weighted average number of tractors increased 7.9% in the 2005 period from the 2004 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions, and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums, and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and increases in the amount paid to company drivers of 1 cent per mile effective January 1, 2005 and 2 cents per mile effective April 1, 2005. Additionally, our employees’ health insurance expense increased $806,000 in the 2005 period due to less favorable claims experience which increased our estimated costs of our self-insured medical claims from the 2004 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by the Company. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by the Company. Payments to carriers for transportation services arranged by the Company were $2.8 million in the 2005 period and $1.3 million in the 2004 period. The amount of fuel surcharges passed through to independent contractors increased $1.3 million in the 2005 period. Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $2.0 million, or 11.8%, in the 2005 period from the 2004 period. This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by an increase in incentives paid to independent contractors effective January 1, 2005.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $12.7 million in the 2005 period and $5.6 million in the 2004 period, increased $1.2 million, or 11.4%, to $12.2 million in the 2005 period from $11.0 million in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.15 per gallon in the 2005 period from an average of $1.64 per gallon in the 2004 period. The elevated level of fuel prices is expected to continue for the remainder of 2005. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover these increased expenses through fuel surcharges and higher rates. We expect our fuel costs to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels, and the market for insurance. The increase in insurance and claims in the 2005 period was comprised of a $311,000 increase in the cost of self-insured accident claims and a $99,000 increase in insurance premiums. We are responsible for the first $1.0 million on each auto liability claim and beginning June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity, and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2005 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $1.2 million from $650,000 in the 2004 period. Future gains or losses on disposition of revenue equipment are impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 90.0% in the 2005 period from 91.4% in the 2004 period. Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 88.8% in the 2005 period from 90.9% in the 2004 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes. These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities. Net interest expense was consistent in the 2005 and 2004 periods.

Our effective income tax rate was 39.2% in the 2005 period compared with 38.0% in the 2004 period. We expect our effective income tax rate to be approximately 39% for the remainder of 2005.

As a result of the factors described above, net income increased 40.5%, to $6.8 million in the 2005 period from $4.8 million in the 2004 period. Net earnings per share increased to $0.46 per diluted share in the 2005 period from $0.33 per diluted share in the 2004 period.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar Change	Percentage Change
	Six Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004

Freight revenue	$186,359	$164,714	$21,645	13.1%
Fuel surcharge revenue	22,369	9,636	12,733	132.1
Non-freight revenue	6,978	2,087	4,891	234.4
Operating revenue	$215,706	$176,437	$39,269	22.3%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004

Operating revenue	$39,269	22.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,915	19.6	28.1	28.7
Purchased transportation	2,992	7.9	18.8	21.3
Fuel and fuel taxes	15,148	48.1	21.6	17.8
Supplies and maintenance	1,358	11.2	6.2	6.9
Depreciation	2,411	15.1	8.5	9.0
Operating taxes and licenses	133	4.2	1.5	1.8
Insurance and claims	417	4.9	4.1	4.8
Communications and utilities	105	6.8	0.8	0.9
Gain on disposition of revenue equipment	(932)	(79.1)	(1.0)	(0.7)
Other	678	16.5	2.2	2.3
Total operating expenses	32,225	19.7	91.0	92.9
Operating income	7,044	56.5	9.0	7.1
Other expenses (income):
Interest expense	114	11.1	0.5	0.6
Interest income	(59)	(8.1)	(0.4)	(0.4)
Income before income taxes	6,989	57.4	8.9	6.9
Provision for income taxes	2,957	63.9	3.5	2.6
Net income	$4,032	53.4%	5.4%	4.3%

Our operating revenue increased $39.3 million, or 22.3%, to $215.7 million in the 2005 period from $176.4 million in the 2004 period. Freight revenue increased $21.6 million, or 13.1%, to $186.4 million in the 2005 period from $164.7 million in the 2004 period. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers. Our fuel surcharge revenue increased $12.7 million, or 132.1%, to $22.4 million in the 2005 period from $9.6 million in the 2004 period primarily due to higher average fuel prices in the 2005 period. The increase in non-freight revenue in the 2005 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division in March 2005. Our average operating revenue per tractor per week increased 12.4% in the 2005 period from the 2004 period. Our average freight revenue per tractor per week increased 4.1% in the 2005 period from the 2004 period, due to a 7.7% increase in average freight revenue per total mile, partially offset by a 3.4% decrease in average miles per tractor. Our weighted average number of tractors increased 8.7% in the 2005 period from the 2004 period.

The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and increases in the amount paid to company drivers of 1 cent per mile effective January 1, 2005 and 2 cents per mile effective April 1, 2005. Additionally, our employees’ health insurance expense increased $762,000 in the 2005 period due to less favorable claims experience which increased our estimated costs of our self-insured medical claims from the 2004 period.

Purchased transportation expense increased $3.0 million, or 7.9%, in the 2005 period from the 2004 period. This expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $2.9 million, or 8.5%, in the 2005 period from the 2004 period. This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004 and an increase in incentives paid to independent contractors effective January 1, 2005. Payments to carriers for transportation services arranged by the Company were $4.6 million in the 2005 period and $1.3 million in the 2004 period. The amount of fuel surcharges passed through to independent contractors increased $2.5 million in the 2005 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $22.4 million in the 2005 period and $9.6 million in the 2004 period, increased $2.4 million, or 11.1%, to $24.3 million in the 2005 period from $21.8 million in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.05 per gallon in the 2005 period from an average of $1.56 per gallon in the 2004 period.

The increase in depreciation was due to an increase in revenue equipment and the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2005 period.

The increase in insurance and claims in the 2005 period was comprised of a $293,000 increase in the cost of self-insured accident claims and a $124,000 increase in insurance premiums.

In the 2005 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $2.1 million from $1.2 million in the 2004 period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.0% in the 2005 period from 92.9% in the 2004 period. Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.9% in the 2005 period from 92.5% in the 2004 period.

The increase in net interest expense was primarily the result of higher average debt balances outstanding in the 2005 period, partially offset by an increase in interest income from financing provided to independent contractors.

Our effective income tax rate was 39.6% in the 2005 period compared with 38.0% in the 2004 period.

As a result of the factors described above, net income increased 53.4%, to $11.6 million in the 2005 period from $7.5 million in the 2004 period. Net earnings per share increased to $0.79 per diluted share in the 2005 period from $0.52 per diluted share in the 2004 period.

Liquidity and Capital Resources

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations, our unsecured senior notes and our revolving credit facility. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the independent contractors through our tractor purchase program, we have an associated capital expenditure requirement.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, and total long-term debt, including current maturities, for the periods indicated.

	Six Months Ended June 30,
(In thousands)	2005	2004

Net cash flows provided by operating activities	$27,912	$26,779
Net cash flows used for investing activities	27,672	41,236
Long-term debt, including current maturities, at June 30	34,724	26,429

In the first six months of 2005, we spent approximately $24.1 million, net of trade-ins, to purchase 302 tractors and 436 trailers. We also recognized a gain of $2.1 million on the disposition of used equipment in the first six months of 2005. We estimate that capital expenditures, net of trade-ins, will be approximately $57 million for the remainder of 2005, primarily for new revenue equipment. Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Over the longer term, based upon anticipated cash flows, current borrowing availability, and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $14.3 million at June 30, 2005. These notes mature in October 2008, require annual principal payments of $3.57 million that began in October 2002, and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $7.1 million at June 30, 2005. These notes mature in April 2010, require annual principal payments of $1.43 million that began in April 2004, and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility in the amount of $45.0 million. We entered into an amendment to the credit facility in June 2005. The amendment reduced the number of banks subject to the agreement to one, adjusted our financial covenants and extended the maturity of the facility from April 2006 to April 2008. The extension of the maturity is reflected in the contractual obligations summary following. At June 30, 2005, the credit facility had an outstanding principal balance of $13.2 million, outstanding letters of credit of $4.2 million, and remaining borrowing availability of $27.6 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the credit facility was 4.7% at June 30, 2005.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage, and fixed charge coverage. We were in compliance with all of these covenants at June 30, 2005.

We had $10.5 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2005, compared with $10.3 million in receivables as of December 31, 2004. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2005. We have entered into agreements to purchase $72.0 million of revenue equipment in the remainder of 2005, which is included in the following summary. We also plan to purchase an additional $14.8 million and $38.5 million of revenue equipment in 2005 and 2006, respectively, for which we have not entered into binding agreements.

	Payments Due by Period
	Remainder	2006	2008
	of	and	and
(In thousands)	2005	2007	2009	Thereafter	Total
Purchase obligations for revenue equipment	$72,030	$—	$—	$—	$72,030
Long-term debt obligations	3,630	10,037	19,629	1,428	34,724
Operating lease obligations	106	264	49	—	419
Total	$75,766	$10,301	$19,678	$1,428	$107,173

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry. In the first six months of 2005 and the first six months of 2004, we received $10.6 million and $9.9 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our consolidated balance sheet as of June 30, 2005, and in our consolidated statement of operations beginning April 1, 2004. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI. We paid BBI $550,000 in the first six months of 2005 and $416,000 in the first six months of 2004 for fuel and tire services. In addition, we paid $711,000 in the first six months of 2005 and $614,000 in the first six months of 2004 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2005.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2004 and the first six months of 2005, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2004 and increased further in the first six months of 2005, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2005.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and beginning June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. We have $4.2 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $11.8 million as of June 30, 2005, and $13.7 million as of December 31, 2004. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2005 would have needed to increase by approximately $1.9 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $226.7 million as of June 30, 2005 and $215.7 million as of December 31, 2004. Our depreciation expense was $18.3 million for the first six months of 2005 and $15.9 million for the first six months of 2004. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives, and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2005 by approximately $5.4 million, or 2.4%.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first six months of 2005, our top 30 customers, based on revenue, accounted for approximately 76% of our revenue; our top ten customers accounted for approximately 50% of our revenue; our top five customers accounted for approximately 38% of our revenue; and our top two customers accounted for approximately 22% of our revenue. We do not expect these percentages to change materially for the remainder of 2005. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We are responsible for the first $1.0 million on each auto liability claim and beginning June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. The number or severity of claims for which we are self-insured, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. From time-to-time, the transportation industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. Currently, competition for drivers is intense. Competition for drivers has increased and we have experienced greater difficulty in attracting sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we plan to add. Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle. Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors. We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005. Our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation further in future periods. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004. In response, we negotiated delay time charges with the majority of our customers. The regulations did not have a significant impact on our operations or financial results for 2004 or the first six months of 2005. In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration. In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours of service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005. Significant uncompensated shortfalls in our utilization due to compliance with the future regulations could adversely impact our profitability.

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at June 30, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $14.3 million outstanding at June 30, 2005, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $7.1 million outstanding at June 30, 2005, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $214,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 4.7% at June 30, 2005. As of June 30, 2005, we had borrowed $13.2 million under the credit facility. Based on such outstanding amount, a one percentage point increase in interest rates would cost us $132,000 in additional gross interest cost on an annual basis.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2005. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 3, 2005. The following items were voted upon at the annual meeting:

(a) Five incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2006. The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	10,060,394	3,589,058	—
Larry B. Hagness	9,976,524	3,672,928	—
Thomas J. Winkel	13,367,825	281,627	—
Jerry M. Bauer	9,976,524	3,672,928	—
Christine K. Marten	9,905,370	3,744,082	—

(b) The stockholders approved our 2005 Stock Incentive Plan by a vote of 9,740,628 shares in favor, 2,629,435 shares against and 275,798 shares abstaining.

(c) The stockholders approved the amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock from 23,000,000 shares to 48,000,000 shares by a vote of 12,702,764 shares in favor, 942,811 shares against and 3,877 shares abstaining.

(d) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2005 by a vote of 13,645,953 shares in favor, 813 shares against and 2,686 shares abstaining.

Item 5. Other Information.

On June 21, 2005, we entered into the ninth amendment to our unsecured committed credit facility with U.S. Bank National Association dated October 30, 1998. This amendment reduced the number of banks subject to the agreement to one, adjusted our financial covenants and extended the maturity of the facility from April 2006 to April 2008. The foregoing description is qualified in its entirety by the amendment, which is filed as an exhibit to this Report.

Item 6.    Exhibits.

Item No.	Item	Method of Filing

3.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Filed with this Report.

10.18	Marten Transport, Ltd. 2005 Stock Incentive Plan	Filed with this Report.

10.19	Ninth Amendment to Credit Agreement, dated June 21, 2005, between the Company and U.S. Bank National Association	Filed with this Report.

10.20	Summary of Named Executive Officers’ Compensation	Filed with this Report.

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

MARTEN TRANSPORT, LTD.

Dated: August 8, 2005	By:	/s/Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2005	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)