Form 10-Q
period 2005-09-30
MARTEN TRANSPORT LTD
filed 2005-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 14,377,393 as of November 4, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2005	2004
ASSETS
Current assets:
Cash	$768	$—
Marketable securities	611	62
Receivables:
Trade, net	48,804	39,090
Other	10,753	8,372
Prepaid expenses and other	10,158	11,869
Deferred income taxes	4,549	5,856

Total current assets	75,643	65,249

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	330,453	302,765
Accumulated depreciation	(91,765)	(87,067)

Net property and equipment	238,688	215,698

Other assets	7,509	7,127

TOTAL ASSETS	$321,840	$288,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$2,849
Accounts payable and accrued liabilities	22,867	16,871
Insurance and claims accruals	12,424	13,654
Current maturities of long-term debt	5,095	5,000

Total current liabilities	40,386	38,374

Long-term debt, less current maturities	31,228	25,257
Deferred income taxes	63,642	56,522

Total liabilities	135,256	120,153

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 14,366,143 shares, at September 30, 2005, and 14,307,027 shares, at December 31, 2004, issued and outstanding	144	143
Additional paid-in capital	70,821	70,111
Retained earnings	115,619	97,667

Total stockholders’ equity	186,584	167,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,840	$288,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2005	2004	2005	2004

OPERATING REVENUE	$119,081	$97,892	$334,787	$274,329

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	31,994	27,527	92,606	78,224
Purchased transportation	21,375	20,314	62,016	57,963
Fuel and fuel taxes	29,644	18,789	76,264	50,261
Supplies and maintenance	7,336	6,579	20,796	18,681
Depreciation	9,447	8,256	27,782	24,180
Operating taxes and licenses	1,965	1,651	5,282	4,835
Insurance and claims	4,429	4,558	13,307	13,019
Communications and utilities	836	738	2,488	2,285
Gain on disposition of revenue equipment	(1,182)	(544)	(3,292)	(1,722)
Other	2,465	2,174	7,251	6,282

Total operating expenses	108,309	90,042	304,500	254,008

OPERATING INCOME	10,772	7,850	30,287	20,321

OTHER EXPENSES (INCOME):
Interest expense	549	512	1,690	1,539
Interest income	(430)	(379)	(1,216)	(1,106)

INCOME BEFORE INCOME TAXES	10,653	7,717	29,813	19,888

PROVISION FOR INCOME TAXES	4,279	2,933	11,861	7,558

NET INCOME	$6,374	$4,784	$17,952	$12,330

BASIC EARNINGS PER COMMON SHARE	$0.44	$0.34	$1.25	$0.88

DILUTED EARNINGS PER COMMON SHARE	$0.44	$0.33	$1.23	$0.85

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2003	13,760	$138	$64,265	$80,131	$144,534
Net income	—	—	—	12,330	12,330
Issuance of common stock from stock option exercises	386	3	2,248	—	2,251
Tax benefit of stock option exercises	—	—	1,824	—	1,824
Balance at September 30, 2004	14,146	141	68,337	92,461	160,939
Net income	—	—	—	5,206	5,206
Issuance of common stock from stock option exercises	161	2	986	—	988
Tax benefit of stock option exercises	—	—	788	—	788
Balance at December 31, 2004	14,307	143	70,111	97,667	167,921
Net income	—	—	—	17,952	17,952
Issuance of common stock from stock option exercises	59	1	422	—	423
Tax benefit of stock option exercises	—	—	288	—	288
Balance at September 30, 2005	14,366	$144	$70,821	$115,619	$186,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$17,952	$12,330
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	27,782	24,180
Gain on disposition of revenue equipment	(3,292)	(1,722)
Deferred tax provision	8,427	2,429
Tax benefit of stock option exercises	288	1,824
Changes in other current operating items	(5,618)	(3,816)
Net cash provided by operating activities	45,539	35,225

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of marketable securities	(30,703)	(62,154)
Sales of marketable securities	30,154	81,265
Revenue equipment additions	(68,333)	(82,841)
Proceeds from revenue equipment dispositions	24,212	25,317
Buildings and land, office equipment and other additions, net	(3,359)	(854)
Net change in other assets	(382)	(1,104)
Net cash used for investing activities	(48,411)	(40,371)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	80,152	15,000
Repayment of borrowings under credit facility and long-term debt	(74,086)	(12,728)
Issuance of common stock from stock option exercises	423	2,251
Change in net checks issued in excess of cash balances	(2,849)	623
Net cash provided by financing activities	3,640	5,146

NET CHANGE IN CASH	768	—

CASH:
Beginning of period	—	—

End of period	$768	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,684	$1,555
Income taxes	$1,192	$3,555

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

The accompanying unaudited consolidated condensed balance sheet as of September 30, 2005 and consolidated condensed statements of operations for the three and nine months ended September 30, 2005 include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our unaudited consolidated condensed balance sheet as of September 30, 2005, and in our consolidated condensed statement of operations beginning April 1, 2004.  All material intercompany accounts and transactions have been eliminated in consolidation. Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting.  We recorded our share of the equity loss of MWL in the amount of $6,000 for the three months ended March 31, 2004.

(2) Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of September 30, 2005, we have two stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$6,374	$4,784	$17,952	$12,330
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29)	(40)	(68)	(119)
Pro forma net income	$6,345	$4,744	$17,884	$12,211

Earnings per common share:
Basic-as reported	$0.44	$0.34	$1.25	$0.88
Basic-pro forma	$0.44	$0.34	$1.25	$0.87
Diluted-as reported	$0.44	$0.33	$1.23	$0.85
Diluted-pro forma	$0.43	$0.33	$1.22	$0.84

(3)           Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income	$6,374	$4,784	$17,952	$12,330
Denominator:
Basic earnings per common share - weighted-average shares	14,361	14,119	14,334	13,992
Effect of dilutive stock options	284	410	299	486
Diluted earnings per common share - weighted-average shares and assumed conversions	14,645	14,529	14,633	14,478

Basic earnings per common share	$0.44	$0.34	$1.25	$0.88
Diluted earnings per common share	$0.44	$0.33	$1.23	$0.85

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

(6)           2005 Stock Incentive Plan

In May 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”).  Our Board of Directors adopted the 2005 Plan in March 2005 and approved amendments to the 2005 Plan in April 2005.  Under the 2005 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards, none of which have been awarded as of September 30, 2005.  The maximum number of shares of common stock that will be available for issuance under the 2005 Plan is approximately 1.9 million shares. The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.  Any awards issued under the 1995 Plan that remain outstanding will continue according to their terms.

(7)           Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123, as revised, to the beginning of the first annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our first quarter of 2006.  The average annual stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent upon whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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

(8) Reclassifications

The purchases and sales of marketable securities, along with revenue equipment additions and proceeds from dispositions, in our 2004 consolidated condensed statement of cash flows have been reclassified to be consistent with the 2005 presentation.  These reclassifications do not have a material effect on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers.  Generally, we are paid by the mile for our services.  We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services.  Our operating revenue also includes revenue from fuel surcharges and non-freight revenue, primarily logistics services.  The main factors that affect our freight revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market and specific customer demand.  We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rate per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

In discussing our results of operations, we have included in certain instances a discussion of freight revenue, which excludes fuel surcharge and non-freight revenue.  We do this because we believe that eliminating these sources of revenue provides a more consistent basis for comparing our results of operations from period to period.

Our operating results for the first nine months of 2005 reflect improved average freight revenue per total mile compared with the first nine months of 2004.  The improvement in asset productivity helped us overcome the continuing challenges of a tight driver market and high fuel prices.  In the first nine months of 2005, we increased our operating revenue 22.0% and our freight revenue 12.5% compared with the first nine months of 2004. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  We increased our average operating revenue per tractor per week 13.4% in the first nine months of 2005.  Our average freight revenue per tractor per week increased 4.6%, due to an 8.1% improvement in average freight revenue per total mile, partially offset by a 3.3% decrease in average miles per tractor.  Our weighted average number of tractors increased 7.6% in the first nine months of 2005 over the first nine months of 2004.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2004 and the first nine months of 2005. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry is currently experiencing substantial difficulty in attracting and retaining qualified drivers.  Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors.  We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005.  We continue to offer driver compensation that we believe ranks near the top of the industry.  Like other companies in our industry, our insurance costs have increased dramatically over the last few years.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.

Additionally, we operate in a highly competitive and regulated industry that is currently responding to significant regulatory changes regarding drivers’ hours-of-service.  The United States Department of Transportation, or DOT, adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours-of-service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  In August 2005, the FMCSA issued a revised set of regulations effective October 1, 2005.  We do not expect the current regulations to have a significant impact on our operations or financial results.  However, uncompensated shortfalls in our utilization due to compliance with the regulations could adversely impact our profitability.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 91.0% in the first nine months of 2005 from 92.6% in the first nine months of 2004.  We increased our earnings per diluted share to $1.23 in the first nine months of 2005 from $0.85 in the first nine months of 2004.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2005, we had approximately $36.3 million of long-term debt, including current maturities, and $186.6 million in stockholders’ equity.  In the first nine months of 2005, we spent approximately $44.1 million, net of trade-ins, to purchase 528 tractors and 594 trailers.  We also recognized a gain of $3.3 million on the disposition of used equipment in the first nine months of 2005.  We estimate that capital expenditures, net of trade-ins, will be approximately $40 million for the remainder of 2005, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2005 and 2006.  Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, go into effect.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our $45 million revolving credit facility.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

For period:
Average operating revenue per total mile	$1.735	$1.457	$1.636	$1.395
Average freight revenue per total mile (1)	$1.436	$1.319	$1.392	$1.288
Average miles per tractor(2)	28,729	29,663	85,469	88,380
Average operating revenue per tractor per week(2)	$3,793	$3,289	$3,585	$3,161
Average freight revenue per tractor per week(1) (2)	$3,140	$2,976	$3,051	$2,918
Total miles – company employed drivers (in thousands)	52,097	47,354	152,598	137,201
Total miles – independent contractors (in thousands)	16,533	19,817	52,080	59,490

(1)	Excludes revenue from fuel surcharges and non-freight revenue.

(2)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 502 and 589 tractors as of September 30, 2005, and 2004, respectively.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004
Freight revenue	$98,575	$88,582	$9,993	11.3%
Fuel surcharge revenue	15,690	6,770	8,920	131.8
Non-freight revenue	4,816	2,540	2,276	89.6
Operating revenue	$119,081	$97,892	$21,189	21.6%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004
Operating revenue	$21,189	21.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,467	16.2	26.9	28.1
Purchased transportation	1,061	5.2	17.9	20.8
Fuel and fuel taxes	10,855	57.8	24.9	19.2
Supplies and maintenance	757	11.5	6.2	6.7
Depreciation	1,191	14.4	7.9	8.4
Operating taxes and licenses	314	19.0	1.7	1.7
Insurance and claims	(129)	(2.8)	3.7	4.7
Communications and utilities	98	13.3	0.7	0.8
Gain on disposition of revenue equipment	(638)	(117.3)	(1.0)	(0.6)
Other	291	13.4	2.1	2.2
Total operating expenses	18,267	20.3	91.0	92.0
Operating income	2,922	37.2	9.0	8.0
Other expenses (income):
Interest expense	37	7.2	0.5	0.5
Interest income	(51)	(13.5)	(0.4)	(0.4)
Income before income taxes	2,936	38.0	8.9	7.9
Provision for income taxes	1,346	45.9	3.6	3.0
Net income	$1,590	33.2%	5.4%	4.9%

Our operating revenue increased $21.2 million, or 21.6%, to $119.1 million in the 2005 period from $97.9 million in the 2004 period.  Freight revenue increased $10.0 million, or 11.3%, to $98.6 million in the 2005 period from $88.6 million in the 2004 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  Our fuel surcharge revenue increased $8.9 million, or 131.8%, to $15.7 million in the 2005 period from $6.8 million in the 2004 period primarily due to significantly higher average fuel prices in the 2005 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2005 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division in March 2005.  Our average operating revenue per tractor per week increased 15.3% in the 2005 period from the 2004 period.  Our average freight revenue per tractor per week increased 5.5% in the 2005 period from the 2004 period, due to an 8.9% increase in average freight revenue per total mile partially offset by a 3.1% decrease in average miles per tractor.  Our weighted average number of tractors increased 5.5% in the 2005 period from the 2004 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and increases in the amount paid to company drivers of 1 cent per mile effective January 1, 2005 and 2 cents per mile effective April 1, 2005.  This increase was partially offset by a decrease of $360,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2005 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by the Company.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount paid to carriers by the Company.  Payments to carriers for transportation services arranged by the Company were $3.5 million in the 2005 period and $1.6 million in the 2004 period.  The amount of fuel surcharges passed through to independent contractors increased $1.6 million in the 2005 period.  Purchased transportation expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $2.5 million, or 14.6%, in the 2005 period from the 2004 period.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by an increase in incentives paid to independent contractors effective January 1, 2005.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $15.7 million in the 2005 period and $6.8 million in the 2004 period, increased $1.9 million, or 16.1%, to $14.0 million in the 2005 period from $12.0 million in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.45 per gallon in the 2005 period from an average of $1.76 per gallon in the 2004 period. The elevated level of fuel prices is expected to continue for the remainder of 2005.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Depreciation relates to owned tractors, trailers, communications units and terminal facilities. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2005 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which would result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The decrease in insurance and claims in the 2005 period was comprised of a $80,000 decrease in the cost of self-insured accident claims and a $49,000 decrease in insurance premiums.  We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2005 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $1.2 million from $544,000 in the 2004 period.  Future gains or losses on disposition of revenue equipment are impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.0% in the 2005 period from 92.0% in the 2004 period.  Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.6% in the 2005 period from 91.4% in the 2004 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  These expenses are partially offset by interest income from the financing we provide to independent contractors under our tractor purchase program and from our investment in short-term marketable securities.  Net interest expense was consistent in the 2005 and 2004 periods.

Our effective income tax rate was 40.2% in the 2005 period compared with 38.0% in the 2004 period.  We expect our effective income tax rate to be in the range of 39% to 40% for the remainder of 2005.

As a result of the factors described above, net income increased 33.2%, to $6.4 million in the 2005 period from $4.8 million in the 2004 period. Net earnings per share increased to $0.44 per diluted share in the 2005 period from $0.33 per diluted share in the 2004 period.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004
Freight revenue	$284,934	$253,296	$31,638	12.5%
Fuel surcharge revenue	38,059	16,406	21,653	132.0
Non-freight revenue	11,794	4,627	7,167	154.9
Operating revenue	$334,787	$274,329	$60,458	22.0%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004

Operating revenue	$60,458	22.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	14,382	18.4	27.7	28.5
Purchased transportation	4,053	7.0	18.5	21.1
Fuel and fuel taxes	26,003	51.7	22.8	18.3
Supplies and maintenance	2,115	11.3	6.2	6.8
Depreciation	3,602	14.9	8.3	8.8
Operating taxes and licenses	447	9.2	1.6	1.8
Insurance and claims	288	2.2	4.0	4.7
Communications and utilities	203	8.9	0.7	0.8
Gain on disposition of revenue equipment	(1,570)	(91.2)	(1.0)	(0.6)
Other	969	15.4	2.2	2.3
Total operating expenses	50,492	19.9	91.0	92.6
Operating income	9,966	49.0	9.0	7.4
Other expenses (income):
Interest expense	151	9.8	0.5	0.6
Interest income	(110)	(9.9)	(0.4)	(0.4)
Income before income taxes	9,925	49.9	8.9	7.2
Provision for income taxes	4,303	56.9	3.5	2.8
Net income	$5,622	45.6%	5.4%	4.5%

Our operating revenue increased $60.5 million, or 22.0%, to $334.8 million in the 2005 period from $274.3 million in the 2004 period.  Freight revenue increased $31.6 million, or 12.5%, to $284.9 million in the 2005 period from $253.3 million in the 2004 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  Our fuel surcharge revenue increased $21.7 million, or 132.0%, to $38.1 million in the 2005 period from $16.4 million in the 2004 period primarily due to significantly higher average fuel prices in the 2005 period.  The increase in non-freight revenue in the 2005 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division in March 2005.  Our average operating revenue per tractor per week increased 13.4% in the 2005 period from the 2004 period.  Our average freight revenue per tractor per week increased 4.6% in the 2005 period from the 2004 period, due to an 8.1% increase in average freight revenue per total mile, partially offset by a 3.3% decrease in average miles per tractor.  Our weighted average number of tractors increased 7.6% in the 2005 period from the 2004 period.

The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and increases in the amount paid to company drivers of 1 cent per mile effective January 1, 2005 and 2 cents per mile effective April 1, 2005.  Additionally, our employees’ health insurance expense increased $643,000 in the 2005 period due to less favorable claims experience which increased our estimated costs of our self-insured medical claims from the 2004 period.  These increases were partially offset by a decrease of $880,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2005 period.

Purchased transportation expense increased $4.1 million, or 7.0%, in the 2005 period from the 2004 period.  This expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $5.3 million, or 10.6%, in the 2005 period from the 2004 period.  This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004 and an increase in incentives paid to independent contractors effective January 1, 2005.  Payments to carriers for transportation services arranged by the Company were $8.1 million in the 2005 period and $2.8 million in the 2004 period.  The amount of fuel surcharges passed through to independent contractors increased $4.1 million in the 2005 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $38.1 million in the 2005 period and $16.4 million in the 2004 period, increased $4.4 million, or 12.9%, to $38.2 million in the 2005 period from $33.9 million in the 2004 period. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.19 per gallon in the 2005 period from an average of $1.63 per gallon in the 2004 period.

The increase in depreciation was due to an increase in revenue equipment and the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2005 period.

The increase in insurance and claims in the 2005 period was comprised of a $213,000 increase in the cost of self-insured accident claims and a $75,000 increase in insurance premiums.

In the 2005 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $3.3 million from $1.7 million in the 2004 period.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.0% in the 2005 period from 92.6% in the 2004 period.  Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.8% in the 2005 period from 92.1% in the 2004 period.

Our effective income tax rate was 39.8% in the 2005 period compared with 38.0% in the 2004 period.

As a result of the factors described above, net income increased 45.6%, to $18.0 million in the 2005 period from $12.3 million in the 2004 period. Net earnings per share increased to $1.23 per diluted share in the 2005 period from $0.85 per diluted share in the 2004 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and total long-term debt, including current maturities, for the periods indicated.

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Net cash flows provided by operating activities	$45,539	$35,225
Net cash flows used for investing activities	48,411	40,371
Long-term debt, including current maturities, at September 30	36,323	30,129

In the first nine months of 2005, we spent approximately $44.1 million, net of trade-ins, to purchase 528 tractors and 594 trailers.  We also recognized a gain of $3.3 million on the disposition of used equipment in the first nine months of 2005.  We estimate that capital expenditures, net of trade-ins, will be approximately $40 million for the remainder of 2005, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2005 and 2006.  Based on our current operating performance, the market for used trucks, our liquidity and our expectations concerning tractors manufactured in 2007, we have decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow flexibility with purchasing tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Over the longer term, based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $14.3 million at September 30, 2005. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $7.1 million at September 30, 2005. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility in the amount of $45.0 million.  We entered into an amendment to the credit facility in June 2005.  The amendment reduced the number of banks subject to the agreement to one, adjusted our financial covenants and extended the maturity of the facility from April 2006 to April 2008.  At September 30, 2005, the credit facility had an outstanding principal balance of $14.8 million, outstanding letters of credit of $4.2 million and remaining borrowing availability of $26.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins.  The weighted average interest rate for the credit facility was 5.1% at September 30, 2005.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at September 30, 2005.

We had $10.2 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2005, compared with $10.3 million in receivables as of December 31, 2004. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2005.  We have entered into agreements to purchase $56.4 million of revenue equipment in the remainder of 2005, which is included in the following summary.  We also plan to purchase an additional $8.2 million and $38.5 million of revenue equipment in 2005 and 2006, respectively, for which we have not entered into binding agreements.

	Payments Due by Period
	Remainder	2006	2008
	of	and	and
(In thousands)	2005	2007	2009	Thereafter	Total
Purchase obligations for revenue equipment	$56,363	$—	$—	$—	$56,363
Long-term debt obligations	3,630	10,037	21,228	1,428	36,323
Operating lease obligations	49	264	49	—	362
Total	$60,042	$10,301	$21,277	$1,428	$93,048

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first nine months of 2005 and the first nine months of 2004, we received $16.0 million and $15.8 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our consolidated balance sheet as of September 30, 2005, and in our consolidated statement of operations beginning April 1, 2004. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $834,000 in the first nine months of 2005 and $676,000 in the first nine months of 2004 for fuel and tire services. In addition, we paid $1.2 million in the first nine months of 2005 and $935,000 in the first nine months of 2004 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI.  BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2005.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2004 and the first nine months of 2005, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2004 and significantly increased further in the first nine months of 2005, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2005.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

Critical Accounting Policies

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.2 million in letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $12.4 million as of September 30, 2005, and $13.7 million as of December 31, 2004. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2005 would have needed to increase by approximately $1.9 million.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $238.7 million as of September 30, 2005 and $215.7 million as of December 31, 2004. Our depreciation expense was $27.8 million for the first nine months of 2005 and $24.2 million for the first nine months of 2004. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates.  A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2005 by approximately $5.1 million, or 2.1%.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123, as revised, to the beginning of the first annual reporting period beginning after June 15, 2005.  Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our first quarter of 2006.  The average annual stock-based employee compensation expense, net of related tax effects, for 2002 through 2004 was $185,000.  Therefore, the adoption of this pronouncement is not expected to have a significant impact on our results of operations or financial position. However, the ultimate amount of increased compensation expense will be dependent upon whether we adopt SFAS No. 123, as revised, using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” “plan,” “goal” or “estimate,” or other variations of these or similar words, identify such statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending on a variety of factors and risks, including but not limited to those discussed below.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.  Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include difficulty in attracting and retaining qualified drivers and independent contractors, significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, strikes or other work stoppages, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums and self-insurance levels.  We also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations. In addition, our results of operations may be affected by seasonal factors.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain our current profitability.  We compete with many other truckload carriers that provide temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business. In addition, many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, or conduct bids from multiple carriers for their shipping needs, and in some instances we may not be selected as a core carrier or to provide service under such bids.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For the first nine months of 2005, our top 30 customers, based on revenue, accounted for approximately 76% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 39% of our revenue; and our top two customers accounted for approximately 23% of our revenue. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. In addition, our volumes and rates with our customers could decrease as a result of bid processes or other factors. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  The number or severity of claims for which we are self-insured, or which fall within the $1.0 million to $2.0 million corridor, or the timing of such claims within a given period, could have a materially adverse effect on our operating results.

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

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges or enter into successful hedges in the future. Fluctuations in fuel prices, or a shortage of diesel fuel, could adversely affect our results of operations.

Seasonality and the impact of weather can affect our profitability.  Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004.  In response, we negotiated delay time charges with the majority of our customers.  The regulations did not have a significant impact on our operations or financial results for 2004 or the first nine months of 2005.   In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration.  In October 2004, the Surface Transportation Extension Act of 2004 (Part V) extended the current hours of service regulations until the earlier of the FMCSA developing a revised set of regulations or September 30, 2005.  In August 2005, the FMCSA issued a revised set of regulations effective October 1, 2005.  We do not expect the current regulations to have a significant impact on our operations or financial results.  However, uncompensated shortfalls in our utilization due to compliance with the regulations could adversely impact our profitability.

The engines used in the majority of our tractors are subject to revised emissions control regulations, which may substantially increase our operating expenses.  The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. Furthermore, even more restrictive EPA engine design requirements will take effect in 2007.  Compliance with the 2007 EPA standards is expected to result in further declines in fuel economy, and may result in further increases in the cost of new tractors.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates.

Commodity Price Risk

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.

We presently use fuel surcharges to address the risk of high fuel prices. Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at September 30, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $14.3 million outstanding at September 30, 2005, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $7.1 million outstanding at September 30, 2005, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%.  Based on such outstanding amounts, a one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $214,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 5.1% at September 30, 2005. As of September 30, 2005, we had borrowed $14.8 million under the credit facility. Based on such outstanding amount, a one percentage point increase in interest rates would cost us $148,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2005.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

MARTEN TRANSPORT, LTD.

Dated: November 9, 2005	By:	/s/Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2005	By:	/s/ Darrell D. Rubel
Darrell D. Rubel
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)