Form 10-K
period 2005-12-31
MARTEN TRANSPORT LTD
filed 2006-03-10
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark if the Registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).
Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $209,963,075.

As of March 1, 2006, 21,723,410 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 4, 2006, or 2006 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 5. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. unless the context otherwise requires.

PART I

ITEM 1.          BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2005, we generated $460.2 million in operating revenue. The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services. Our operating revenue also includes revenue from fuel surcharges and non-freight revenue, primarily logistics services. Approximately 79% of our freight revenue resulted from hauling temperature-sensitive products and 21% from hauling dry freight. We operate throughout the United States and in parts of Canada, with substantially all of our revenue generated from within the United States. Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2005, our average length of haul was approximately 950 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,618 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

Organized under Wisconsin law in 1970, we are a successor to a sole proprietorship Roger R. Marten founded in 1946. In 1988, we reincorporated under Delaware law. Our executive offices are located at 129 Marten Street, Mondovi, Wisconsin 54755. Our telephone number is (715) 926-4216.

We maintain a website at www.marten.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We post on our website, free of charge, documents that we file with or furnish to the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also provide a link on our website to Forms 3, 4 and 5 that our officers, directors and 10% stockholders file with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Since our inception, our revenue, operating profits and assets have been related to one business segment—long-haul truckload carriage providing protective service transportation and time-sensitive transportation.

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2005, our two largest customers were General Mills and Kraft.

Our marketing efforts are conducted by a staff of approximately 85 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We employ technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 7.2% during 2005, and a tractor to non-driver employee ratio of 5.7-to-1 as of December 31, 2005. Both of these statistics, which have remained steady over the last several years, point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

In addition to our traditional truckload services, we now offer our customers additional transportation options through our logistics operations, which include the third-party brokerage services of MW Logistics, LLC, or MWL, along with brokerage services we initiated in the second quarter of 2005 and intermodal services we initiated in the fourth quarter of 2005.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2005, our top 30 customers accounted for approximately 76% of our revenue, and our top ten customers accounted for 51% of our revenue. Each of our top ten customers has been a significant customer of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for seven of our top ten customers. General Mills accounted for 15% of our revenue in 2005. We believe our relationship with this key customer is sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 213 of our drivers as of December 31, 2005 have driven more than one million miles for us without a preventable accident. Our turnover for all drivers, including company-employed and independent contractor drivers, was 71% for 2005, compared to an industry average that is estimated at 135% by the American Trucking Associations.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, Georgia, Oregon and Indiana terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

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

As of December 31, 2005, we had approximately 2,440 employees. This total consists of approximately 1,979 drivers, 162 mechanics and maintenance personnel, and 299 support personnel, which includes management and administration. As of that date, we also contracted with 423 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2005, we operated a fleet of 2,618 tractors, including 2,195 company-owned tractors and 423 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2005 was approximately 1.2 years. In 2005, we replaced most of our company-owned tractors within 3.5 years after purchase. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 when the next round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, go into effect. This will allow us the opportunity to evaluate the new engine technology before adopting it on a larger scale.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. The percentage of our fleet provided by independent contractors was 16% as of December 31, 2005.

As of December 31, 2005, we operated a fleet of 3,438 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2005 was approximately 2.9 years. In 2005, we replaced most of our company-owned trailers within seven years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. We have $3.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance above the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2005, 97% of our fuel purchases were made at these designated locations.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004. In response, we negotiated delay time charges with the majority of our customers. In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration. In August 2005, in response to the Surface Transportation Extension Act of 2004 (Part V) temporarily extending the hours-of-service regulations, the FMCSA issued a revised set of hours-of-service regulations effective October 1, 2005.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business. We have negotiated delay time charges with the majority of our customers. Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations. The regulations did not have a significant impact on our operations or financial results in 2005.

ITEM 1A.                                            RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects, or an investment in our common stock. The risks and uncertainties described below are those that we currently believe may materially affect our company or our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results. Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, and license and registration fees. We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services.

It is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements, or other related events and the subsequent effects on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

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

In addition, the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size. Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates. Furthermore, economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve such carriers’ ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2005, our top 30 customers, based on revenue, accounted for approximately 76% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 40% of our revenue; and our top two customers accounted for approximately 24% of our revenue. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer. We have experienced higher prices for new tractors over the past few years, primarily as a result of higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines. We expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. The next round of restrictions will take effect in 2007. Compliance with the 2007 EPA standards is expected to result in further declines in fuel economy, and may result in further increases in the cost of new tractors.

We have significant ongoing capital requirements that could harm our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from our operations. The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. In recent years the transportation industry has experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors, with competition for drivers being increasingly intense. With the increased competition for drivers, we have experienced greater difficulty in attracting sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let trucks sit idle. Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors. We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005. Our compensation of drivers and independent contractors is subject to market forces, and we may increase their compensation further in future periods. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability. We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements, or execute successful hedges in the future. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Seasonality and the impact of weather can affect our profitability. Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms, and floods that could harm our results or make our results more volatile.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. The DOT adopted revised hours-of-service regulations effective in January 2004. In response, we negotiated delay time charges with the majority of our customers. In July 2004, the United States Court of Appeals for the District of Columbia vacated the new hours-of-service regulations in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration, or FMCSA, for reconsideration. In August 2005, in response to the Surface Transportation Extension Act of 2004 (Part V) temporarily extending the hours-of-service regulations, the FMCSA issued a revised set of hours-of-service regulations effective October 1, 2005. The regulations did not have a significant impact on our operations or financial results for 2005 or 2004. However, uncompensated shortfalls in our utilization due to compliance with the regulations could adversely impact our profitability.

Service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships. In the future, our dependence on railroads may increase if we expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Our management information systems may prove inadequate. We depend upon our management information systems for many aspects of our business. Some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy, including our new logistics and intermodal services.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

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

	Fueling and	Driver	Driver
Company Locations	Maintenance	Recruitment	Training	Dispatch	Sales

Mondovi, Wisconsin	X	X	X	X	X
Ontario, California	X
Atlanta, Georgia	X	X	X	X
Portland, Oregon	X	X	X
Indianapolis, Indiana	X	X	X	X	X

ITEM 3.                             LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

ITEM 4A.                                            EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2006, are as follows:

Name	Age	Position

Randolph L. Marten	53	Chairman of the Board, President, Chief Executive Officer and Director

Robert G. Smith	62	Chief Operating Officer

Timothy P. Nash	54	Executive Vice President of Sales and Marketing

James J. Hinnendael	42	Chief Financial Officer

Donald J. Hinson	46	Vice President of Operations

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

James J. Hinnendael has been our Chief Financial Officer since January 2006 and served as our Controller from January 1992 to December 2005. Mr. Hinnendael served in various professional capacities with Ernst & Young LLP, a public accounting firm, from January 1987 to December 1991. Mr. Hinnendael is a certified public accountant.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market under the symbol “MRTN.”  The table below shows the range of high and low bid prices on the Nasdaq National Market for the quarters indicated. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year ended December 31, 2005
Fourth Quarter	$19.56	$14.83
Third Quarter	17.15	13.91
Second Quarter	14.51	11.33
First Quarter	16.65	13.24
Year ended December 31, 2004
Fourth Quarter	$15.89	$11.05
Third Quarter	13.45	10.99
Second Quarter	13.23	10.93
First Quarter	13.91	10.18

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On March 1, 2006, we had 265 record stockholders, and approximately 2,337 beneficial stockholders of our common stock. On December 12, 2005, we effected a three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices have been adjusted to give retroactive effect to the stock split for all periods presented.

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

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001
FOR THE YEAR
Operating revenue	$460,202	$380,048	$334,667	$293,096	$282,764
Operating income	42,867	31,345	20,336	11,861	15,107
Net income	25,061	17,536	11,842	5,973	6,514
Operating ratio	90.7%	91.8%	93.9%	96.0%	94.7%

PER-SHARE DATA (1)
Basic earnings per common share	$1.16	$0.83	$0.71	$0.42	$0.46
Diluted earnings per common share	1.14	0.81	0.68	0.41	0.46
Book value	8.99	7.82	7.00	5.53	5.10

AT YEAR END
Total assets	$349,733	$288,929	$249,595	$216,018	$210,293
Long-term debt	48,300	30,257	27,857	63,629	75,116
Stockholders’ equity	193,917	167,921	144,534	79,220	72,399

(1)   Restated to reflect the three-for-two stock splits in the form of 50% stock dividends on December 12, 2005, December 5, 2003 and July 24, 2003.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors.”

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

In 2005, we increased our operating revenue by $80.2 million, or 21.1%, and increased our freight revenue by $40.0 million, or 11.5%, compared with 2004. Our net income increased $7.5 million or 42.9% over 2004. Our operating results for 2005 reflect improved average freight revenue per total mile compared with 2004. The improvement in asset productivity helped us overcome the continuing challenges of a tight driver market and high fuel prices. In 2005, we increased our operating revenue 21.1% and our freight revenue 11.5% compared with 2004. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers. We increased our average operating revenue per tractor per week 12.1% in 2005. Our average freight revenue per tractor per week increased 3.2%, due to a 7.7% improvement in average freight revenue per total mile, partially offset by a 4.2% decrease in average miles per tractor. Our weighted average number of tractors increased 8.1% in 2005 over 2004.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices fluctuated dramatically and quickly at various times during the past three years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. The transportation industry has experienced in the last several years substantial difficulty in attracting and retaining qualified drivers. Effective January 1, 2005, we increased the amount paid to company drivers by 1 cent per mile and increased the incentives paid to independent contractors. We also instituted a second pay increase of 2 cents per mile for company drivers effective April 1, 2005. We continue to offer driver compensation that we believe ranks near the top of the industry. Like other companies in our industry, our insurance costs have increased dramatically over the last few years. In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years. We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim.

By increasing our revenue and controlling our expenses, we improved our operating ratio (operating expenses as a percentage of operating revenue) to 90.7% in 2005 from 91.8% in 2004. We increased our earnings per diluted share to $1.14 in 2005 from $0.81 in 2004.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2005, we had approximately $48.3 million of long-term debt, including current maturities, and $193.9 million in stockholders’ equity. In 2005, we spent approximately $84.9 million, net of trade-ins, to purchase 932 tractors and 831 trailers. We recognized a gain of $3.9 million on the disposition of used equipment in 2005. We estimate that capital expenditures, net of trade-ins, will be approximately $70 million for 2006, primarily for new revenue equipment. This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2005	2004	2003
Average operating revenue per total mile	$1.689	$1.445	$1.279
Average freight revenue per total mile (1)	$1.417	$1.316	$1.226
Average miles per tractor(2)	111,823	116,668	120,441
Average operating revenue per tractor per week(2)	$3,622	$3,232	$2,955
Average freight revenue per tractor per week(1) (2)	$3,039	$2,944	$2,831
Total miles – company-employed drivers (in thousands)	206,205	185,019	181,254
Total miles – independent contractors (in thousands)	66,293	78,054	80,312

(1)   Excludes revenue from fuel surcharges and non-freight revenue.

(2)   Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 423, 557 and 585 tractors as of December 31, 2005, 2004, and 2003, respectively.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table sets forth for the years indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004

Freight revenue	$386,131	$346,160	$39,971	11.5%
Fuel surcharge revenue	57,127	26,920	30,207	112.2
Non-freight revenue	16,944	6,968	9,976	143.2
Operating revenue	$460,202	$380,048	$80,154	21.1%

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004

Operating revenue	$80,154	21.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	19,270	18.0	27.5	28.2
Purchased transportation	4,039	5.2	17.8	20.5
Fuel and fuel taxes	36,810	51.9	23.4	18.7
Supplies and maintenance	3,090	12.3	6.1	6.6
Depreciation	5,472	16.7	8.3	8.6
Operating taxes and licenses	748	11.9	1.5	1.7
Insurance and claims	310	1.7	4.1	4.9
Communications and utilities	230	7.3	0.7	0.8
Gain on disposition of revenue equipment	(1,722)	(77.5)	(0.9)	(0.6)
Other	385	4.3	2.0	2.3
Total operating expenses	68,632	19.7	90.7	91.8
Operating income	11,522	36.8	9.3	8.2
Other expenses (income):
Interest expense	287	13.8	0.5	0.5
Interest income and other	(229)	(15.3)	(0.4)	(0.4)
Minority interest	690	1,352.9	0.2	—
Income before income taxes	10,774	35.1	9.0	8.1
Provision for income taxes	3,249	24.7	3.6	3.5
Net income	$7,525	42.9%	5.4%	4.6%

Our operating revenue increased $80.2 million, or 21.1%, to $460.2 million in 2005 from $380.0 million in 2004. Freight revenue increased $40.0 million, or 11.5%, to $386.1 million in 2005 from $346.2 million in 2004. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers. Our fuel surcharge revenue increased $30.2 million, or 112.2%, to $57.1 million in 2005 from $26.9 million in 2004 primarily due to significantly higher average fuel prices in 2005 more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in 2005 resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005. Our average operating revenue per tractor per week increased 12.1% in 2005 from 2004. Our average freight revenue per tractor per week increased 3.2% in 2005 from 2004, due to a 7.7% increase in average freight revenue per total mile partially offset by a 4.2% decrease in average miles per tractor. Our weighted average number of tractors increased 8.1% in 2005 from 2004.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and increases in the amount paid to company drivers of 1 cent per mile effective January 1, 2005 and 2 cents per mile effective April 1, 2005. This increase was partially offset by a decrease of $506,000 in compensation expensed for our non-driver employees under our incentive compensation program in 2005, and a decrease of $222,000 in our employees’ health insurance expense due to favorable claims experience which decreased our estimated costs of our self-insured medical claims in 2005.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by the Company. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates paid to carriers by the Company. Purchased transportation expense increased $4.0 million, or 5.2%, in 2005 from 2004. This expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $8.7 million, or 13.1%, in 2005 from 2004. This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet, partially offset by a 1 cent per mile increase in the amount paid to independent contractors effective April 1, 2004 and an increase in incentives paid to independent contractors effective January 1, 2005. Payments to carriers for transportation services arranged by the Company were $11.9 million in 2005 and $4.1 million in 2004. The amount of fuel surcharges passed through to independent contractors increased $5.0 million in 2005.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $57.1 million in 2005 and $26.9 million in 2004, increased $6.6 million, or 15.0%, to $50.6 million in 2005 from $44.0 million in 2004. The increase was primarily due to an 11.5% increase in miles, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.29 per gallon in 2005 from an average of $1.71 per gallon in 2004. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates. To illustrate, fuel expense net of fuel surcharge revenue, as a percentage of our freight revenue, increased only slightly from 12.7% in 2004 to 13.1% in 2005. We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2005. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The increase in insurance and claims in 2005 was primarily the result of an increase in the cost of self-insured accident claims. We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In 2005, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $3.9 million from $2.2 million in 2004. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 90.7% in 2005 from 91.8% in 2004. Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.4% in 2005 from 91.1% in 2004.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes. The increase in interest expense was primarily the result of higher average debt balances outstanding in 2005.

The increase in minority interest expense was the result of increased earnings in 2005 by MWL, a 45% owned affiliate.

Our effective income tax rate was 39.6% in 2005 compared with 42.9% in 2004. This decrease resulted primarily from increasing our federal and state deferred income tax liabilities in 2004 by a total of $1.5 million as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income. We expect our effective income tax rate to be in the range of 39% to 40% in 2006.

As a result of the factors described above, net income increased 42.9%, to $25.1 million in 2005 from $17.5 million in 2004. Net earnings per share increased to $1.14 per diluted share in 2005 from $0.81 per diluted share in 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table sets forth for the years indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2004	2003	2004 vs. 2003	2004 vs. 2003

Freight revenue	$346,160	$320,560	$25,600	8.0%
Fuel surcharge revenue	26,920	14,107	12,813	90.8
Non-freight revenue	6,968	—	6,968	N/A
Operating revenue	$380,048	$334,667	$45,381	13.6%

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

			Percentage of
	Dollar Change	Percentage Change	Operating Revenue
(Dollars in thousands)	2004 vs. 2003	2004 vs. 2003	2004	2003

Operating revenue	$45,381	13.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,284	6.2	28.2	30.2
Purchased transportation	6,725	9.5	20.5	21.3
Fuel and fuel taxes	14,541	25.8	18.7	16.8
Supplies and maintenance	264	1.1	6.6	7.4
Depreciation	2,711	9.0	8.6	9.0
Operating taxes and licenses	606	10.6	1.7	1.7
Insurance and claims	3,398	22.3	4.9	4.5
Communications and utilities	(158)	(4.8)	0.8	1.0
Gain on disposition of revenue equipment	(1,581)	(247.0)	(0.6)	(0.2)
Other	1,582	21.6	2.3	2.2
Total operating expenses	34,372	10.9	91.8	93.9
Operating income	11,009	54.1	8.2	6.1
Other expenses (income):
Interest expense	(679)	(24.7)	0.5	0.8
Interest income and other	24	1.6	(0.4)	(0.5)
Minority interest	51	N/A	—	—
Income before income taxes	11,613	60.8	8.1	5.7
Provision for income taxes	5,919	81.6	3.5	2.2
Net income	$5,694	48.1%	4.6%	3.5%

Our operating revenue increased $45.4 million, or 13.6%, to $380.0 million in 2004 from $334.7 million in 2003. Freight revenue increased $25.6 million, or 8.0%, to $346.2 million in 2004 from $320.6 million in 2003. We were able to increase our freight revenue by increasing our freight rates, our detention charges and our business with existing and new customers. Freight revenue excludes $26.9 million of fuel surcharge revenue in 2004 and $14.1 million in 2003, along with $7.0 million of MWL revenue in 2004. There was no MWL revenue recorded in 2003. Our average operating revenue per tractor per week increased 9.4% in 2004 from 2003. Our average freight revenue per tractor per week increased 4.0% in 2004 from 2003, due to a 7.3% increase in average freight revenue per total mile partially offset by a 3.1% decrease in average miles per tractor. Our weighted average number of tractors increased 3.8% in 2004 from 2003. However, an increase in our number of unseated tractors caused our weighted average number of seated tractors to increase by only 0.4% in 2004 from 2003.

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

The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2004.

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

Other expense includes professional fees, driver recruiting and retention costs, trailer and drop yard rental and other miscellaneous expenses. The increase in other expense was impacted by an increase of $759,000 in legal fees in 2004 and a reversal in 2003 of a $370,000 accrual for a state sales tax claim which was dismissed in 2003.

As a result of the foregoing factors, we improved our operating expenses as a percentage of operating revenue, or “operating ratio,” to 91.8% in 2004 from 93.9% in 2003. Our operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.1% in 2004 from 93.7% in 2003.

The decrease in interest expense was primarily the result of lower average debt balances outstanding in 2004.

Our effective income tax rate was 42.9% in 2004 compared with 38.0% in 2003, because we increased our federal and state deferred income tax liabilities by a total of $1.5 million during the fourth quarter of 2004 as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.

As a result of the factors described above, net income increased 48.1%, to $17.5 million in 2004 from $11.8 million in 2003. Net earnings per share increased to $0.81 per diluted share in 2004 from $0.68 per diluted share in 2003, despite a 25.0% increase in weighted average shares outstanding attributable primarily to our public offering of common stock completed during the third quarter of 2003.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and total long-term debt, including current maturities, for the years indicated.

(In thousands)	2005	2004	2003

Net cash flows provided by operating activities	$72,472	$50,890	$39,551
Net cash flows used for investing activities	88,557	58,829	57,313
Long-term debt, including current maturities, at December 31	48,300	30,257	27,857

In 2005, we spent approximately $84.9 million, net of trade-ins, to purchase 932 tractors and 831 trailers. We also recognized a gain of $3.9 million on the disposition of used equipment in 2005. We estimate that capital expenditures, net of trade-ins, will be approximately $70 million for 2006, primarily for new revenue equipment. This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007, to add capacity to meet growing demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $10.7 million at December 31, 2005. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $7.1 million at December 31, 2005. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility in the amount of $45.0 million, which matures in April 2008. We plan on entering into an amendment to the credit facility which will increase the total facility from $45.0 million to $55.0 million through August 2006, at which time the amount of the credit facility will return to $45.0 million. At December 31, 2005, the credit facility had an outstanding principal balance of $30.4 million, outstanding standby letters of credit of $3.6 million and remaining borrowing availability of $11.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the credit facility was 6.17% at December 31, 2005.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2005.

We had $9.1 million in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2005, compared with $10.3 million in receivables as of December 31, 2004. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of December 31, 2005. We have entered into agreements to purchase $23.9 million of revenue equipment in 2006, which is included in the following summary. We also plan to purchase an additional $38.5 million of revenue equipment in 2006 for which we have not entered into binding agreements.

	Payments Due by Period
		2007	2009
		and	and
(In thousands)	2006	2008	2010	Thereafter	Total
Long-term debt obligations	$5,000	$40,443	$2,857	$—	$48,300
Purchase obligations for revenue equipment	23,889	—	—	—	23,889
Operating lease obligations	287	384	214	70	955
Total	$29,176	$40,827	$3,071	$70	$73,144

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry. In 2005, 2004 and 2003, we received $21.1 million, $22.6 million and $13.8 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our consolidated balance sheets as of December 31, 2005 and December 31, 2004, and in our consolidated statements of operations beginning April 1, 2004. We accounted for our investment in MWL’s operating results using the equity method of accounting prior to April 1, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI. We paid BBI $1.2 million in 2005, $924,000 in 2004 and $805,000 in 2003 for fuel and tire services. In addition, we paid $2.0 million in 2005, $1.4 million in 2004 and $2.3 million in 2003 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

During 2005 and 2004, we paid Durand Builders Service, Inc. $142,000 and $493,000, respectively, for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-Balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $3.6 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2005.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2003 and 2004 and significantly increased further in 2005, which has increased our cost of operating. The elevated level of fuel prices is expected to continue in 2006.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe that the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue, including fuel surcharges, at the time shipment of freight is completed.

Accounts Receivable. We are dependent on a limited number of customers, and as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts quarterly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $269.9 million as of December 31, 2005 and $215.7 million as of December 31, 2004. Our depreciation expense was $38.2 million for 2005, $32.8 million for 2004 and $30.0 million for 2003. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2005 by approximately $5.1 million, or 1.9%.

In 2005, we replaced most of our company-owned tractors within 3.5 years and our trailers within 7 years after purchase. Our useful lives for depreciating tractors is 5 years and trailers is 7 years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after 5 years for tractors and 7 years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle. Calculating tractor depreciation expense with a 5-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our 5-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and as of June 1, 2005, we also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. We have $3.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.1 million as of December 31, 2005, and $13.7 million as of December 31, 2004. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2005 would have needed to increase by approximately $2.0 million.

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our  accompanying consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. To the extent it is determined that it is not likely that our deferred tax assets will be recovered from future taxable income, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any valuation allowance required in any given period.

Recent Accounting Pronouncement

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

We plan to adopt the provisions of SFAS No. 123, as revised, effective January 1, 2006, as required, using the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation expense related to the non-vested portion of awards outstanding as of that date will be based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123. We estimate that the adoption of SFAS No. 123, as revised, will result in approximately $300,000 to $400,000 of stock-based compensation expense, net of related income tax benefit, in 2006 related to non-vested employee options issued prior to the adoption date and options with service-based vesting issued or expected to be issued in 2006. Additionally, options which vest upon achievement of certain performance criteria from 2006 through 2010 have been and are expected to be issued in 2006. We estimate that these performance-based options will result in approximately $500,000 to $600,000 in total stock-based compensation expense, net of related income tax benefit, which will be recorded in the period(s), if any, in which the performance criteria are achieved.

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

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $10.7 million outstanding at December 31, 2005, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $7.1 million outstanding at December 31, 2005, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $179,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 6.17% at December 31, 2005. As of December 31, 2005, we had borrowed $30.4 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $304,000 in additional gross interest cost on an annual basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment the Company believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 27.

February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marten Transport, Ltd. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marten Transport, Ltd. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Minneapolis, Minnesota

February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2005, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marten Transport Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Minneapolis, Minnesota

February 24, 2006

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2005	2004
ASSETS
Current assets:
Cash	$1,080	$855
Marketable securities	494	62
Receivables:
Trade, less allowances of $928 and $909, respectively	47,383	39,090
Other	6,975	8,372
Prepaid expenses and other	13,264	11,869
Deferred income taxes	3,873	5,856
Total current assets	73,069	66,104
Property and equipment:
Revenue equipment	339,606	283,245
Buildings and land	10,877	10,467
Office equipment and other	11,797	9,053
Less accumulated depreciation	(92,342)	(87,067)
Net property and equipment	269,938	215,698
Other assets	6,726	7,127
	$349,733	$288,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,446	$3,704
Accounts payable	7,646	4,579
Insurance and claims accruals	13,126	13,654
Accrued liabilities	18,557	12,292
Current maturities of long-term debt	5,000	5,000
Total current liabilities	45,775	39,229
Long-term debt, less current maturities	43,300	25,257
Deferred income taxes	66,310	56,522
Total liabilities	155,385	121,008
Commitments and contingencies (Note 12)
Minority interest	431	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,573,220 shares, at December 31, 2005, and 21,460,541 shares, at December 31, 2004, issued and outstanding	216	215
Additional paid-in capital	71,045	70,111
Retained earnings	122,656	97,595
Total stockholders’ equity	193,917	167,921
	$349,733	$288,929

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2005	2004	2003
Operating revenue	$460,202	$380,048	$334,667
Operating expenses (income):
Salaries, wages and benefits	126,577	107,307	101,023
Purchased transportation	81,897	77,858	71,133
Fuel and fuel taxes	107,722	70,912	56,371
Supplies and maintenance	28,192	25,102	24,838
Depreciation	38,229	32,757	30,046
Operating taxes and licenses	7,051	6,303	5,697
Insurance and claims	18,914	18,604	15,206
Communications and utilities	3,398	3,168	3,326
Gain on disposition of revenue equipment	(3,943)	(2,221)	(640)
Other	9,298	8,913	7,331
	417,335	348,703	314,331
Operating income	42,867	31,345	20,336
Other expenses (income):
Interest expense	2,361	2,074	2,753
Interest income and other	(1,722)	(1,493)	(1,517)
Minority interest	741	51	—
	1,380	632	1,236
Income before income taxes	41,487	30,713	19,100
Provision for income taxes	16,426	13,177	7,258
Net income	$25,061	$17,536	$11,842
Basic earnings per common share	$1.16	$0.83	$0.71
Diluted earnings per common share	$1.14	$0.81	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2002	14,316	$143	$10,822	$68,255	$79,220
Net income	—	—	—	11,842	11,842
Issuance of common stock from offering	6,075	61	52,062	(34)	52,089
Issuance of common stock from stock option exercises	249	2	1,024	—	1,026
Tax benefit of stock option exercises	—	—	357	—	357
Balance at December 31, 2003	20,640	206	64,265	80,063	144,534
Net income	—	—	—	17,536	17,536
Issuance of common stock from stock option exercises	821	9	3,234	(4)	3,239
Tax benefit of stock option exercises	—	—	2,612	—	2,612
Balance at December 31, 2004	21,461	215	70,111	97,595	167,921
Net income	—	—	—	25,061	25,061
Issuance of common stock from stock option exercises	112	1	524	—	525
Tax benefit of stock option exercises	—	—	410	—	410
Balance at December 31, 2005	21,573	$216	$71,045	$122,656	$193,917

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2005	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$25,061	$17,536	$11,842
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	38,229	32,757	30,046
Gain on disposition of revenue equipment	(3,943)	(2,221)	(640)
Deferred tax provision	11,771	6,173	4,224
Tax benefit of stock option exercises	410	2,612	357
Minority interest in undistributed earnings of affiliate	431	—	—
Changes in other current operating items:
Receivables	(6,896)	(5,543)	(4,731)
Prepaid expenses and other	(1,395)	(1,835)	(2,202)
Accounts payable	3,067	896	(1,236)
Other current liabilities	5,737	515	1,891
Net cash provided by operating activities	72,472	50,890	39,551
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of marketable securities	(32,527)	(70,153)	(81,287)
Sales of marketable securities	32,095	89,310	62,068
Revenue equipment additions	(117,722)	(102,989)	(55,196)
Proceeds from revenue equipment dispositions	32,846	30,686	16,194
Buildings and land, office equipment and other additions	(3,718)	(4,188)	(422)
Proceeds from buildings and land, office equipment and other dispositions	68	75	28
Net change in other assets	401	(1,570)	1,302
Net cash used for investing activities	(88,557)	(58,829)	(57,313)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	130,717	58,400	35,200
Repayment of borrowings under credit facility and long-term debt	(112,674)	(56,000)	(70,972)
Issuance of common stock from offering	—	—	52,089
Issuance of common stock from stock option exercises	525	3,239	1,026
Change in net checks issued in excess of cash balances	(2,258)	3,155	419
Net cash provided by financing activities	16,310	8,794	17,762
NET CHANGE IN CASH	225	855	—
CASH:
Beginning of year	855	—	—
End of year	$1,080	$855	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,347	$2,131	$2,937
Income taxes	$2,966	$4,613	$538

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

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”). MWL is a third-party provider of logistics services to the transportation industry. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. As a result, the accounts of MWL are included in our consolidated balance sheets as of December 31, 2005 and December 31, 2004, and in our consolidated statements of operations beginning April 1, 2004. All material intercompany accounts and transactions have been eliminated in consolidation. Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting. We recorded our share of the equity losses of MWL in the amount of $6,000 for the three months ended March 31, 2004 and $63,000 for the year ended December 31, 2003.

Marketable securities:  We invest available funds in short-term marketable securities. This investment is in a mutual fund investing primarily in repurchase agreements and other U.S. government-backed securities having original maturities of three months or less, and is stated at market value, which approximates cost.

Trade accounts receivable:  Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts quarterly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

We typically replace most of our company-owned tractors within approximately 3.5 years and our trailers within approximately 7 years after purchase. Our useful lives for depreciating tractors is 5 years and for trailers is 7 years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after 5 years for tractors and 7 years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors. Under agreements with our insurance carriers and regulatory authorities, we have $3.6 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed. We earned 15% of our revenue in 2005 from a single customer whose trade receivables represented 9% of our trade receivables as of December 31, 2005. We earned 11%, 11% and 10% of our revenue in 2004 from three single customers whose trade receivables represented 8%, 7% and 10%, respectively, of our trade receivables as of December 31, 2004. We earned 10% of our revenue in 2003 from a single customer.

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

Accounting for stock-based compensation:  We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Statement No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  As of December 31, 2005, we have two stock-based employee compensation plans, which are described more fully in Note 10. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

(In thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$25,061	$17,536	$11,842
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(108)	(157)	(182)
Pro forma net income	$24,953	$17,379	$11,660

Earnings per common share:
Basic-as reported	$1.16	$0.83	$0.71
Basic-pro forma	$1.16	$0.82	$0.70
Diluted-as reported	$1.14	$0.81	$0.68
Diluted-pro forma	$1.14	$0.80	$0.67

The weighted-average fair value as of the date of grant was $3.49 per share for options granted during 2003. No options were granted in 2005 or 2004. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected option life in years	—	—	6
Risk-free interest rate percentage	—	—	3.3
Expected stock price volatility percentage	—	—	33
Expected dividend payments	—	—	—

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Statement No. 131 establishes accounting standards for segment reporting. We operate in a single segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

Recent accounting pronouncement:  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123, as revised, requires entities to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The statement eliminates entities’ ability to account for share-based compensation transactions using the intrinsic value method of accounting in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to

Employees,” which was permitted under SFAS No. 123, as originally issued. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123, as revised, to the beginning of the first annual reporting period beginning after June 15, 2005. Accordingly, we will recognize the grant-date fair value of stock options in our consolidated statements of operations beginning in our first quarter of 2006.

We plan to adopt the provisions of SFAS No. 123, as revised, effective January 1, 2006, as required, using the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation expense related to the non-vested portion of awards outstanding as of that date will be based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123. We estimate that the adoption of SFAS No. 123, as revised, will result in approximately $300,000 to $400,000 of stock-based compensation expense, net of related income tax benefit, in 2006 related to non-vested employee options issued prior to the adoption date and options with service-based vesting issued or expected to be issued in 2006. Additionally, options which vest upon achievement of certain performance criteria from 2006 through 2010 have been and are expected to be issued in 2006. We estimate that these performance-based options will result in approximately $500,000 to $600,000 in total stock-based compensation expense, net of related income tax benefit, which will be recorded in the period(s), if any, in which the performance criteria are achieved.

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

Reclassifications:  The cash and checks issued in excess of cash balances in our 2004 consolidated balance sheet and the changes in such balances in our 2004 consolidated statement of cash flows, the minority interest in the earnings of MWL in our 2004 consolidated statement of operations and the purchases and sales of marketable securities, along with buildings and land, office equipment and other property and equipment additions and proceeds from dispositions, in our 2004 and 2003 consolidated statements of cash flows have been reclassified to be consistent with the 2005 presentation. These reclassifications do not have a material effect on our consolidated financial statements.

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2005	2004
License fees	$4,447	$4,249
Tires in service	3,981	3,261
Parts and tires inventory	1,946	1,410
Insurance premiums	1,003	1,010
Other	1,887	1,939
	$13,264	$11,869

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2005	2004
Total minimum lease payments to be received	$11,633	$12,972
Less: unearned income	(2,508)	(2,652)
Net investment in direct financing leases	$9,125	$10,320

The current portion of our net investment in direct financing leases is included in other receivables in the accompanying consolidated balance sheets. The long-term portion of our net investment in direct financing leases is included in other assets in the accompanying consolidated balance sheets. The interest method is used to amortize unearned income, which amortizes unearned income to income over the lease term so as to produce a constant periodic rate of return on the net investment in each lease. The amortization of unearned income is included in interest income and other in the accompanying consolidated statements of operations.

As of December 31, 2005, minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $3,963,000 in 2006, $3,276,000 in 2007, $2,523,000 in 2008, $1,471,000 in 2009 and $400,000 in 2010.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2005	2004
Accrued payables	$9,939	$3,555
Salaries and wages	3,392	3,941
Vacation	3,087	2,727
Current income taxes	921	261
Federal highway use tax	—	570
Other	1,218	1,238
	$18,557	$12,292

3.             Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2005	2004
Unsecured committed credit facility in the amount of $45 million with a bank maturing in April 2008 and bearing variable interest based upon either the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins (6.17% weighted average interest rate for the facility at December 31, 2005)	$30,443	$7,400
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million which began in October 2002 and bearing fixed interest at 6.78%	10,714	14,286
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million which began in April 2004 and bearing fixed interest at 8.57%	7,143	8,571
Total long-term debt	48,300	30,257
Less current maturities of long-term debt	5,000	5,000
Long-term debt, less current maturities	$43,300	$25,257

At December 31, 2005, our unsecured committed credit facility (“credit facility”) had an outstanding principal balance of $30.4 million, outstanding standby letters of credit of $3.6 million, and remaining borrowing availability of $11.0 million.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2005.

Maturities of long-term debt at December 31, 2005, are as follows:

(In thousands)	Amount
2006	$5,000
2007	5,000
2008	35,443
2009	1,429
2010	1,428
$48,300

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2005:

(a) We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder. We paid that company $1.2 million in 2005, $924,000 in 2004 and $805,000 in 2003 for fuel and tire services. In addition, we paid $2.0 million in 2005, $1.4 million in 2004 and $2.3 million in 2003 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We also had accounts payable to the same company of $56,000 as of December 31, 2005 and $57,000 as of December 31, 2004.

(b) We paid $142,000 in 2005 and $493,000 in 2004 for various construction projects to a company in which one of our directors is the president and owner. We also had accounts payable to the same company of zero as of December 31, 2005 and $9,000 as of December 31, 2004.

(c) We provide transportation services to MWL, a 45% owned affiliate. MWL is a third-party provider of logistics services to the transportation industry. In 2005, 2004 and 2003, we received $21.1 million, $22.6 million and $13.8 million, respectively, of our revenue from transportation services arranged by MWL.

5. Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2005	2004	2003
Current:
Federal	$4,254	$5,443	$2,520
State	401	1,561	514
	4,655	7,004	3,034
Deferred:
Federal	9,413	5,028	3,664
State	2,358	1,145	560
	11,771	6,173	4,224
Total provision	$16,426	$13,177	$7,258

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2005	2004	2003
Statutory federal income tax rate	35%	35%	35%
Increase in taxes arising from: State income taxes, net of federal income tax benefit	4	6	4
Federal deferred income tax rate increase	—	4	—
Benefit of lower tax bracket	—	(1)	(1)
Decrease in accrual for tax contingencies	—	(1)	—
Other, net	1	—	—
Effective tax rate	40%	43%	38%

Our effective income tax rate increased to 42.9% in 2004, because we increased our federal and state deferred income tax liabilities by a total of $1.5 million during the fourth quarter of 2004 as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2005	2004
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$6,150	$6,173
State income tax deduction for financial reporting in excess of tax	3,565	2,739
Other	111	50
	9,826	8,962
Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	70,113	59,361
Prepaid licenses and use tax expensed for income tax purposes and capitalized for financial reporting	2,056	—
Capital lease receivables for financial reporting in excess of tax	94	267
	72,263	59,628
Net deferred tax liability	$62,437	$50,666

We have not provided a valuation allowance against deferred tax assets at December 31, 2005 or 2004. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

6. Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2005	2004	2003
Numerator:
Net income	$25,061	$17,536	$11,842
Denominator:
Basic earnings per common share - weighted-average shares	21,518	21,088	16,641
Effect of dilutive stock options	444	677	765
Diluted earnings per common share - weighted-average shares and assumed conversions	21,962	21,765	17,406
Basic earnings per common share	$1.16	$0.83	$0.71
Diluted earnings per common share	$1.14	$0.81	$0.68

All outstanding options were included in the calculation of diluted earnings per share for all years presented.

7. Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

8. Amended and Restated Certificate of Incorporation

In August 2003, our stockholders approved an Amended and Restated Certificate of Incorporation that increased the number of authorized shares of capital stock from 10 million shares consisting solely of common stock, $.01 par value, to 25 million shares of capital stock consisting of 23 million shares of common stock, $.01 par value, and 2 million shares of undesignated preferred stock, $.01 par value. In May 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 23 million shares to 48 million shares. The Board may fix the rights, preferences, and privileges of the preferred stock, along with the voting powers (full or limited or no voting powers), such preferences and relative participating, optional, or other special rights, and such qualifications, limitations, or restrictions, including dividend rights, conversion rights, redemption privileges, and preferences on liquidation or dissolution of each class or series of preferred stock. The preferred stock could have voting or conversion rights that could adversely affect the voting power or other rights of holders of our common stock. The issuance of preferred stock also could have the effect, under certain circumstances, of delaying, deferring, or preventing a change of control of our company. At December 31, 2005 there were no preferred shares outstanding.

9. Stock Issuance

We issued 6.075 million shares of our common stock in a public offering completed during the third quarter of 2003. The stock issuance resulted in net proceeds to us of approximately $52.1 million, which were recorded as an increase to our stockholders’ equity.

10. Employee Benefits

Stock Incentive Plans - In May 2005, our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”). Our Board of Directors adopted the 2005 Plan in March 2005 and approved amendments to the 2005 Plan in April 2005. Under the 2005 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards, none of which have been awarded as of December 31, 2005. Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. The maximum number of shares of common stock that will be available for issuance under the 2005 Plan is 2.85 million shares. The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under the 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options. Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant. Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant. Stock options expire within 10 years after the date of grant. As of December 31, 2005, there were 607,239 shares reserved for issuance under options outstanding under the 1995 Plan. No additional options will be granted under the 1995 Plan.

As of December 31, stock option activity under our plans was as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	750,468	$5.26	1,573,032	$4.57	1,674,521	$4.10
Granted	—	—	—	—	151,878	9.11
Exercised	(112,862)	4.68	(820,877)	3.95	(248,304)	4.13
Forfeited	(30,367)	5.21	(1,687)	4.37	(5,063)	4.37
Outstanding, end of year	607,239	5.36	750,468	5.26	1,573,032	4.57
Exercisable, end of year	521,173	4.76	526,031	4.59	1,237,220	4.09

The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2005:

	Range of Exercise Price
	$3.48 to
	$5.78	$10.76	Total
Options outstanding:
Number of shares	505,987	101,252	607,239
Weighted-average remaining contractual life	4.7 years	7.8 years	5.2 years
Weighted-average exercise price	$4.28	$10.76	$5.36
Options exercisable:
Number of shares	480,673	40,500	521,173
Weighted-average exercise price	$4.26	$10.76	$4.76

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2005 was $14,000 for participants less than age 50 and $18,000 for participants age 50 and above. We contribute 25% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the second through sixth years of service. In addition, we may make elective contributions as determined by the board of directors. Elective contributions were not made in 2005, 2004 or 2003. Total expense recorded for the plan was $702,000 in 2005, $404,000 in 2004 and $343,000 in 2003.

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

11. Fair Value of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our total long-term debt is estimated to be $49.0 million at December 31, 2005, and $31.9 million at December 31, 2004. The fair value was estimated using discounted cash flow analysis. Current borrowing rates for similar long-term debt were used in this analysis.

12. Commitments and Contingencies

We are committed to: (a) purchase $23.9 million of new revenue equipment in 2006; and (b) operating lease obligations totaling $955,000 through 2011.

We are involved in legal actions that arise in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

13. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2005 and 2004:

2005 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$102,906	$112,800	$119,081	$125,415	$460,202
Operating income	8,276	11,556	11,046	11,989	42,867
Net income	4,815	6,763	6,374	7,109	25,061
Basic earnings per common share	0.22	0.31	0.30	0.33	1.16
Diluted earnings per common share	0.22	0.31	0.29	0.32	1.14

2004 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$84,530	$91,907	$97,892	$105,719	$380,048
Operating income	4,589	7,933	7,907	10,916	31,345
Net income	2,732	4,814	4,784	5,206	17,536
Basic earnings per common share	0.13	0.23	0.23	0.24	0.83
Diluted earnings per common share	0.13	0.22	0.22	0.24	0.81

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2005, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2006 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2006 Proxy Statement is incorporated in this Report by reference.

D.    Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2006 Proxy Statement is incorporated in this Report by reference.

E.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2006 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.       EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2006 Proxy Statement is incorporated in this Report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits — Equity Compensation Plan Information” sections of our 2006 Proxy Statement is incorporated in this Report by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the “Certain Transactions” section of our 2006 Proxy Statement is incorporated in this Report by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2006 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Part II, Item 8 of this Report):	Page

		Management’s Annual Report on Internal Control Over Financial Reporting	26

		Report of Independent Registered Public Accounting Firm	27

		Report of Independent Registered Public Accounting Firm	28

		Consolidated Balance Sheets as of December 31, 2005 and 2004	29

		Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	30

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	31

		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	32

		Notes to Consolidated Financial Statements	33

	2.	Financial Statement Schedules (Consolidated Financial Statement Schedule Included in Part IV of this Report):

		Schedule II – Valuation and Qualifying Accounts and Reserves	49

		Schedules not listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 50 through 52. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 13, 2006. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

		The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 14(c):

		(1) Marten Transport, Ltd. 1995 Stock Incentive Plan.

		(2) Marten Transport, Ltd. 2005 Stock Incentive Plan.

		(3) Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

		(4) Summary of Named Executive Officers’ Compensation.

		(5) 2006 Non-employee Director Compensation Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, President, Chief
Randolph L. Marten	Executive Officer and Director (Principal
Executive Officer)

/s/ James J. Hinnendael	Chief Financial Officer
James J. Hinnendael	(Principal Financial and Accounting
Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Christine K. Marten	Director
Christine K. Marten

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year

Insurance and claims accruals:
Year ended December 31, 2005	$13,654	$23,221	$(23,749	)(1)	$13,126
Year ended December 31, 2004	12,052	22,884	(21,282	)(1)	13,654
Year ended December 31, 2003	12,915	20,111	(20,974	)(1)	12,052

Allowance for doubtful accounts:
Year ended December 31, 2005	909	90	(71	)(2)	928
Year ended December 31, 2004	793	120	(4	)(2)	909
Year ended December 31, 2003	892	120	(219	)(2)	793

(1)   Claims payments

(2)   Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2005

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 25, 2002 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.3	Credit Agreement dated October 30, 1998, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.4	Stock Redemption Agreement, dated June 30, 1999, between the Company and Darrell D. Rubel, as Personal Representative of the Estate of Roger R. Marten	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-15010).

Item No.	Item	Filing Method

10.5	First Amendment to Credit Agreement, dated January 3, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.6	Second Amendment to Credit Agreement, dated January 19, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-15010).

10.7	Third Amendment to Credit Agreement, dated April 5, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.8	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.9	Fourth Amendment to Credit Agreement, dated May 31, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-15010).

10.10	Fifth Amendment to Credit Agreement, dated December 6, 2000, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-15010).

10.11	Sixth Amendment to Credit Agreement, dated January 14, 2002, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-15010).

10.12	Seventh Amendment to Credit Agreement, dated March 29, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-15010).

10.13	Eighth Amendment to Credit Agreement, dated June 27, 2003, between the Company, U.S. Bank National Association and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-15010).

10.14	Ninth Amendment to Credit Agreement, dated June 21, 2005, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.15	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.16	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.17	Summary of Named Executive Officers’ Compensation	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.18	2005 Incentive Compensation Plan Summary	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 1, 2005.

10.19	2006 Non-employee Director Compensation Summary	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s President and Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Chief Financial Officer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.