Form 10-Q
period 2006-03-31
MARTEN TRANSPORT LTD
filed 2006-05-04
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2006

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

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,734,335 as of May 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash	$1,864	$1,080
Marketable securities	497	494
Receivables:
Trade, net	47,139	47,383
Other	13,954	6,975
Prepaid expenses and other	12,332	13,264
Deferred income taxes	4,357	3,873
Total current assets	80,143	73,069
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	377,370	362,280
Accumulated depreciation	(90,533)	(92,342)
Net property and equipment	286,837	269,938
Other assets	6,618	6,726
TOTAL ASSETS	$373,598	$349,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$628	$1,446
Accounts payable and accrued liabilities	28,002	26,203
Insurance and claims accruals	13,473	13,126
Current maturities of long-term debt	5,000	5,000
Total current liabilities	47,103	45,775
Long-term debt, less current maturities	56,250	43,300
Deferred income taxes	68,988	66,310
Total liabilities	172,341	155,385
Minority interest	461	431
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,734,335 shares at March 31, 2006, and 21,573,220 shares at December 31, 2005, issued and outstanding	217	216
Additional paid-in capital	72,870	71,045
Retained earnings	127,709	122,656
Total stockholders’ equity	200,796	193,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,598	$349,733

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2006	2005

OPERATING REVENUE	$119,555	$102,906

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	34,419	29,150
Purchased transportation	19,168	19,903
Fuel and fuel taxes	29,584	21,682
Supplies and maintenance	7,875	6,559
Depreciation	10,674	9,068
Operating taxes and licenses	1,819	1,646
Insurance and claims	5,307	4,412
Communications and utilities	881	826
Gain on disposition of revenue equipment	(2,041)	(879)
Other	2,880	2,263

Total operating expenses	110,566	94,630

OPERATING INCOME	8,989	8,276

OTHER EXPENSES (INCOME):
Interest expense	842	598
Interest income and other	(298)	(367)
Minority interest	108	8
	652	239

INCOME BEFORE INCOME TAXES	8,337	8,037

PROVISION FOR INCOME TAXES	3,284	3,222

NET INCOME	$5,053	$4,815

BASIC EARNINGS PER COMMON SHARE	$0.23	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.22

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stock- holders’ Equity
	Shares	Amount

Balance at December 31, 2004	21,461	$215	$70,111	$97,595	$167,921
Net income	—	—	—	4,815	4,815
Issuance of common stock from share-based payment arrangement exercises	8	—	38	—	38
Tax benefits from share-based payment arrangement exercises	—	—	38	—	38
Balance at March 31, 2005	21,469	215	70,187	102,410	172,812
Net income	—	—	—	20,246	20,246
Issuance of common stock from share-based payment arrangement exercises	104	1	486	—	487
Tax benefits from share-based payment arrangement exercises	—	—	372	—	372
Balance at December 31, 2005	21,573	216	71,045	122,656	193,917
Net income	—	—	—	5,053	5,053
Issuance of common stock from share-based payment arrangement exercises	161	1	662	—	663
Tax benefits from share-based payment arrangement exercises	—	—	1,101	—	1,101
Share-based payment arrangements compensation expense	—	—	62	—	62
Balance at March 31, 2006	21,734	$217	$72,870	$127,709	$200,796

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$5,053	$4,815
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,674	9,068
Gain on disposition of revenue equipment	(2,041)	(879)
Deferred tax provision	3,295	2,896
Excess tax benefits from share-based payment arrangement exercises	(984)	—
Share-based payment arrangements compensation expense	62	—
Minority interest in undistributed earnings of affiliate	30	8
Changes in other current operating items	(3,657)	(3,118)
Net cash provided by operating activities	12,432	12,790

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(37,533)	(20,193)
Proceeds from revenue equipment dispositions	12,371	7,436
Buildings and land, office equipment and other additions	(370)	(2,863)
Net change in other assets	108	(419)
Purchases of marketable securities	(3)	(4,796)
Sales of marketable securities	—	4,692
Net cash used for investing activities	(25,427)	(16,143)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	38,902	33,152
Repayment of borrowings under credit facility and long-term debt	(25,952)	(26,828)
Issuance of common stock from share-based payment arrangement exercises	663	38
Excess tax benefits from share-based payment arrangement exercises	984	—
Change in checks issued in excess of cash balances	(818)	(2,917)
Net cash provided by financing activities	13,779	3,445

NET CHANGE IN CASH	784	92

CASH:
Beginning of period	1,080	854

End of period	$1,864	$946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$744	$566
Income taxes	$243	$(74)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and therefore do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the financial statements and notes to financial statements in our 2005 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”). MWL is a third-party provider of logistics services to the transportation industry. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)          Accounting for Share-based Payment Arrangement Compensation

Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards. Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors. Options exercised represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares. As of March 31, 2006, there were 216,000 shares reserved for issuance under options outstanding under the 2005 Plan. The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options. Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant. Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant. Stock options expire within 10 years after the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Options exercised represent newly issued shares. As of March 31, 2006, there were 446,124 shares reserved for issuance under options outstanding under the 1995 Plan. No additional options will be granted under the 1995 Plan.

Effective January 1, 2006, we began recording compensation expense associated with share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). However, SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

Historically, we accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. No compensation expense related to stock option plans was reflected in our net income as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the disclosure requirements of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure.”

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The weighted-average fair value as of the date of grant was $9.52 per share for the 138,000 service-based option shares granted, and $9.83 per share for the 78,000 performance-based option shares granted, in the first quarter of 2006. No options were granted in 2005. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2006
Expected option life in years (1)	7
Expected stock price volatility percentage (2)	29
Risk-free interest rate percentage (3)	4.6
Expected dividend yield (4)	—

(1)Expected option life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option. We use a weighted-average expected life for all awards.

(2)Expected stock price volatility – We use our stock’s historical volatility for the same period of time as the expected life. We have no reason to believe that its future volatility will differ from the past.

(3)Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4)Expected dividend yield – We have not historically paid cash dividends on our common stock, and we do not expect to declare any cash dividends in the foreseeable future.

We use the straight-line attribution method to recognize expense for all service-based option awards with graded vesting. Compensation expense will be recorded for performance-based option awards in the periods in which the performance condition is probable of achievement.

Service-based option awards become immediately exercisable in full in the event of retirement, death or disability and upon a change in control with respect to all options that have been outstanding for at least six months. To be eligible for retirement, an employee must reach age 65. Performance-based option awards will remain exercisable to the extent previously exercisable for a period of one year after the employee’s employment is terminated due to retirement, death or disability. Performance-based option awards become immediately exercisable in full in the event of a change in control with respect to all options that have been outstanding for at least six months.

SFAS 123R requires compensation costs associated with service-based option awards to be recognized over the requisite service period, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for retirement. We immediately recognize the entire amount of share-based compensation cost for employees that are eligible for retirement at the date of grant. For awards granted to employees approaching retirement eligibility, we recognize compensation cost on a straight-line basis over the period from the grant date through the retirement eligibility date. Share-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the statutory vesting period of the award.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 1.25% of unvested outstanding options will be forfeited each year. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense recorded in the first quarter of 2006 was $62,000 ($49,000 net of income tax benefit), which represents $0.002 of earnings per basic and diluted share. All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid. For the first quarter of 2006, there was $984,000 of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the first quarter of 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

Three Months Ended March 31, 2005
Net income as reported	$4,815
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(34)
Pro forma net income	$4,781
Basic income per share:
As reported	$0.22
Pro forma	$0.22
Diluted income per share:
As reported	$0.22
Pro forma	$0.22

As of March 31, 2006, there was a total of $1.5 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.7 years, and $767,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Option activity for the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	607,239	$5.36
Granted	216,000	23.17
Exercised	(161,115)	4.12
Outstanding at March 31, 2006	662,124	$11.48
Exercisable at March 31, 2006	365,121	$5.04

The fair value of options granted in the first quarter of 2006 was $1.3 million for service-based options and $767,000 for performance-based options. No options were granted in 2005. The total intrinsic value of options exercised in the first quarter of 2006 and the similar period of 2005 was $2.9 million and $96,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in the first quarter of 2006 were $663,000.

The following table summarizes information concerning outstanding and exercisable option awards as of March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	354,997	4.6	$4.55	$4,808	334,746	4.5	$4.52	$4,544
$10.76	91,127	7.6	10.76	668	30,375	7.6	10.76	223
$21.94 - $23.59	138,000	9.9	22.93	—	—	—	—	—
	584,124	6.3	$9.86	$5,476	365,121	4.8	$5.04	$4,767
Performance-based options:
$23.59	78,000	9.9	$23.59	$—	—	—	$—	$—

(1)          Represents the weighted-average remaining contractual life in years.

(2)          Represents the weighted-average exercise price.

(3)          Represents the aggregate intrinsic value based on our closing stock price on March 31, 2006 for in-the-money options (in thousands).

Nonvested option awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Service-based options:
Nonvested at December 31, 2005	86,066	$3.53	7.3
Granted	138,000	9.52	9.9
Vested	(5,063)	1.76	5.1
Nonvested at March 31, 2006	219,003	$7.34	8.9

Performance-based options:
Nonvested at December 31, 2005	—	$—	—
Granted	78,000	9.83	9.9
Vested	—	—	—
Nonvested at March 31, 2006	78,000	$9.83	9.9

The total fair value of options which vested during the first quarter of 2006 and the similar period of 2005 was $9,000 and $76,000, respectively.

(3)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2006	2005
Numerator:
Net income	$5,053	$4,815
Denominator:
Basic earnings per common share - weighted-average shares	21,674	21,464
Effect of dilutive stock options	271	487
Diluted earnings per common share - weighted-average shares and assumed conversions	21,945	21,951

Basic earnings per common share	$0.23	$0.22
Diluted earnings per common share	$0.23	$0.22

Options totaling 161,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three months ended March 31, 2006 because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares. All outstanding options were included in the calculation of diluted earnings per share for the three months ended March 31, 2005.

(4) Long-Term Debt

In March 2006, we entered into an amendment to our unsecured committed credit facility which increased the total facility from $45.0 million to $55.0 million through August 2006, at which time the amount of the credit facility will return to $45.0 million. The term of our credit facility is currently through April 2008.

 (5) Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(6) Reclassifications

The changes in the cash and checks issued in excess of cash balances in our 2005 consolidated condensed statement of cash flows, the minority interest in the earnings of MWL in our 2005 consolidated condensed statement of operations and statement of cash flows, and the purchases and sales of marketable securities, revenue equipment additions and proceeds from dispositions, and the tax benefit of stock option exercises in our 2005 consolidated condensed statement of cash flows have been reclassified to be consistent with the 2006 presentation. These reclassifications do not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2005. We do not undertake to update our forward-looking statements.

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

In the first quarter of 2006, we increased our operating revenue by $16.6 million, or 16.2%, and increased our freight revenue by $6.7 million, or 7.4%, compared with the first quarter of 2005. Our net income increased $238,000, or 4.9%, over the first quarter of 2005. Our operating results for the first quarter of 2006 reflect improved average freight revenue per total mile compared with the first quarter of 2005. The improvement in asset productivity helped us overcome the continuing challenges of a tight driver market and high fuel prices. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers. We increased our average operating revenue per tractor per week 9.8% in the first quarter of 2006. Our average freight revenue per tractor per week increased 1.5%, due to a 6.9% improvement in average freight revenue per total mile, partially offset by a 5.1% decrease in average miles per tractor. Our weighted average number of tractors increased 5.8% in the first quarter of 2006 over the first quarter of 2005.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices fluctuated dramatically and quickly at various times during 2005 and the first quarter of 2006. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. The transportation industry has experienced in the last several years substantial difficulty in attracting and retaining qualified drivers. In 2005, we instituted two separate pay increases for our company drivers and increased the incentives paid to independent contractors. We continue to offer driver compensation that we believe ranks near the top of the industry. Like other companies in our industry, our insurance costs have increased dramatically over the last few years. In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.5% in the first quarter of 2006 compared with 92.0% in the first quarter of 2005. Our operating ratio, netting fuel surcharges against fuel expense as many of our competitors do, was 91.3% in the first quarter of 2006 compared with 91.1% in the first quarter of 2005. Our earnings per diluted share increased to $0.23 in the first quarter of 2006 from $0.22 in the first quarter of 2005.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2006, we had approximately $61.3 million of long-term debt, including current maturities, and $200.8 million in stockholders’ equity. In the first quarter of 2006, we spent approximately $25.2 million, net of proceeds from dispositions, to purchase new revenue equipment and recognized a gain of $2.0 million on the disposition of used equipment. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million for the remainder of 2006, primarily for new revenue equipment. This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

Share-based Payment Arrangement Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results. All share-based compensation expense is recorded in salaries, wages and benefits expense. Total share-based compensation expense recorded in the first quarter of 2006 was $62,000 ($49,000 net of income tax benefit) which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R. No share-based compensation expense was recorded in the first quarter of 2005, however such expense would have been $55,000 ($34,000 net of income tax benefit) had we recognized share-based expense in net income under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Unrecognized compensation expense from unvested service-based stock option awards was $1.5 million as of March 31, 2006 and is expected to be recorded over a weighted-average period of 3.7 years. Unrecognized compensation expense from unvested performance-based stock option awards was $767,000 as of March 31, 2006 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2006	2005
Average operating revenue per total mile	$1.784	$1.542
Average freight revenue per total mile (1)	$1.448	$1.354
Average miles per tractor(2)	26,267	27,673
Average operating revenue per tractor per week(2)	$3,644	$3,319
Average freight revenue per tractor per week(1) (2)	$2,959	$2,915
Total miles – company employed drivers (in thousands)	53,444	48,620
Total miles – independent contractors (in thousands)	13,578	18,118

(1)          Excludes revenue from fuel surcharges and non-freight revenue.

(2)          Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 414 and 556 tractors as of March 31, 2006, and 2005, respectively.

Note – The above operating statistics exclude tractors and miles associated with non-freight revenue.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar Change	Percentage Change
	Three Months Ended March 31,		Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005

Freight revenue	$97,073	$90,372	$6,701	7.4%
Fuel surcharge revenue	15,793	9,659	6,134	63.5
Non-freight revenue	6,689	2,875	3,814	132.7
Operating revenue	$119,555	$102,906	$16,649	16.2%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005

Operating revenue	$16,649	16.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,269	18.1	28.8	28.3
Purchased transportation	(735)	(3.7)	16.0	19.3
Fuel and fuel taxes	7,902	36.4	24.7	21.1
Supplies and maintenance	1,316	20.1	6.6	6.4
Depreciation	1,606	17.7	8.9	8.8
Operating taxes and licenses	173	10.5	1.5	1.6
Insurance and claims	895	20.3	4.4	4.3
Communications and utilities	55	6.7	0.7	0.8
Gain on disposition of revenue equipment	(1,162)	(132.2)	(1.7)	(0.9)
Other	617	27.3	2.4	2.2
Total operating expenses	15,936	16.8	92.5	92.0
Operating income	713	8.6	7.5	8.0
Other expenses (income):
Interest expense	244	40.8	0.7	0.6
Interest income and other	69	18.8	(0.2)	(0.4)
Minority interest	100	1,250.0	0.1	—
	413	172.8	0.5	0.2
Income before income taxes	300	3.7	7.0	7.8
Provision for income taxes	62	1.9	2.7	3.1
Net income	$238	4.9%	4.2%	4.7%

Our operating revenue increased $16.6 million, or 16.2%, to $119.6 million in the 2006 period from $102.9 million in the 2005 period. Freight revenue increased $6.7 million, or 7.4%, to $97.1 million in the 2006 period from $90.4 million in the 2005 period. We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers. Our fuel surcharge revenue increased $6.1 million, or 63.5%, to $15.8 million in the 2006 period from $9.7 million in the 2005 period primarily due to significantly higher average fuel prices in the 2006 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2006 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005. Our average operating revenue per tractor per week increased 9.8% in the 2006 period from the 2005 period. Our average freight revenue per tractor per week increased 1.5% in the 2006 period from the 2005 period, due to a 6.9% increase in average freight revenue per total mile partially offset by a 5.1% decrease in average miles per tractor. Our weighted average number of tractors increased 5.8% in the 2006 period from the 2005 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and an increase in the amount paid to company drivers of 2 cents per mile effective April 1, 2005. This increase was partially offset by a decrease of $188,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2006 period, and a decrease of $122,000 in our employees’ health insurance expense due to favorable claims experience which decreased our estimated costs of our self-insured medical claims in the 2006 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by the Company. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates paid to carriers by the Company. Purchased transportation expense decreased $735,000, or 3.7%, in the 2006 period from the 2005 period. This expense, excluding fuel surcharges passed through to independent contractors and carrier payments by the Company, decreased $3.8 million, or 24.3%, in the 2006 period. This decrease was primarily due to a decrease in the number of independent contractor-owned tractors in our fleet. Payments to carriers for transportation services arranged by the Company were $4.7 million in the 2006 period and $1.8 million in the 2005 period. The amount of fuel surcharges passed through to independent contractors increased $249,000 in the 2006 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $15.8 million in the 2006 period and $9.7 million in the 2005 period, increased $1.8 million, or 14.7%, to $13.8 million in the 2006 period from $12.0 million in the 2005 period. The increase was primarily due to a 9.9% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors. Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.39 per gallon in the 2006 period from an average of $1.95 per gallon in the 2005 period. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates. We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. The increase in supplies and maintenance in the 2006 period primarily resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses. Our maintenance policy is consistent with the 2005 period.

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2006 period. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The increase in insurance and claims in the 2006 period was primarily the result of an increase in the cost of self-insured accident claims. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses. In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2006 period, increases in the market value for used revenue equipment along with additional planned revenue equipment dispositions caused our gain on disposition of revenue equipment to increase to $2.0 million from $879,000 in the 2005 period. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.5% in the 2006 period compared with 92.0% in the 2005 period. Our operating ratio, netting fuel surcharges against fuel expense as many of our competitors do, was 91.3% in the 2006 period compared with 91.1% in the 2005 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes. The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2006 period.

Our effective income tax rate was 39.4% in the 2006 period compared with 40.1% in the 2005 period. We expect our effective income tax rate to be in the range of 39% to 40% for the remainder of 2006.

As a result of the factors described above, net income increased 4.9%, to $5.1 million in the 2006 period from $4.8 million in the 2005 period. Net earnings per share increased to $0.23 per diluted share in the 2006 period from $0.22 per diluted share in the 2005 period.

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

	Three Months Ended March 31,
(In thousands)	2006	2005

Net cash flows provided by operating activities	$12,432	$12,790
Net cash flows used for investing activities	25,427	16,143
Long-term debt, including current maturities, at March 31	61,250	36,581

In the first quarter of 2006, we spent approximately $25.2 million, net of proceeds from dispositions, to purchase new revenue equipment and also recognized a gain of $2.0 million on the disposition of used equipment. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million for the remainder of 2006, primarily for new revenue equipment. This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007, to add capacity to meet growing demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet. We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility. The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $10.7 million at March 31, 2006. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $7.1 million at March 31, 2006. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility in the amount of $55.0 million, which matures in April 2008. In March 2006, we entered into an amendment to the credit facility which increased the total facility from $45.0 million to $55.0 million through August 2006, at which time the amount of the credit facility will return to $45.0 million. At March 31, 2006, the credit facility had an outstanding principal balance of $43.4 million, outstanding standby letters of credit of $4.2 million and remaining borrowing availability of $7.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the credit facility was 6.18% at March 31, 2006.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2006.

We had $8.9 million in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2006, compared with $9.1 million in receivables as of December 31, 2005. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of March 31, 2006. We have entered into agreements to purchase $38.2 million of revenue equipment in the remainder of 2006 and in 2007, which is included in the following summary. We also plan to purchase an additional $45.9 million of revenue equipment in the remainder of 2006 and an additional $19.2 million of revenue equipment in 2007 for which we have not entered into binding agreements.

	Payments Due by Period
(In thousands)	Remainder of 2006	2007 and 2008	2009 and 2010	Thereafter	Total
Long-term debt obligations	$5,000	$53,393	$2,857	$—	$61,250
Purchase obligations for revenue equipment	16,489	21,754	—	—	38,243
Operating lease obligations	211	384	214	70	879
Total	$21,700	$75,531	$3,071	$70	$100,372

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry. In the first quarter of 2006 and the first quarter of 2005, we received $4.1 million and $5.6 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB

Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI. We paid BBI $334,000 in the first quarter of 2006 and $282,000 in the first quarter of 2005 for fuel and tire services. In addition, we paid $386,000 in the first quarter of 2006 and $242,000 in the first quarter of 2005 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $4.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2006.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2005 and the first quarter of 2006, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2005 and the first quarter of 2006, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2006.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated condensed financial statements and related notes. We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated condensed financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe that the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated condensed financial statements.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $286.8 million as of March 31, 2006 and $269.9 million as of December 31, 2005. Our depreciation expense was $10.7 million for the first quarter of 2006 and $9.1 million for the first quarter of 2005. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2006 by approximately $5.0 million, or 1.7%.

In the first quarter of 2006, we replaced most of our company-owned tractors within 3.75 years and our trailers within 7 years after purchase. Our useful lives for depreciating tractors is 5 years and trailers is 7 years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after 5 years for tractors and 7 years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle. Calculating tractor depreciation expense with a 5-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 43.75% of cost at the 3.75-year replacement date as using a 3.75-year useful life and 43.75% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our 5-year useful life and 25% salvage value compared with a 3.75-year useful life and 43.75% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’

compensation claim. We have $4.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.5 million as of March 31, 2006, and $13.1 million as of December 31, 2005. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2006 would have needed to increase by approximately $1.9 million.

Share-based Payment Arrangement Compensation. We have granted stock options to certain employees and non-employee directors. We recognize compensation expense for all share-based payment arrangements granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we record share-based compensation expense net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period for service-based awards (normally the vesting period). Compensation expense will be recorded for performance-based awards in the periods in which the performance condition is probable of achievement. Prior to SFAS 123R adoption, we accounted for share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, did not reflect compensation expense in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of share-based payment arrangements require the input of highly subjective assumptions, including the expected life of the share-based payment arrangements and stock price volatility. We use the Black-Scholes model to value our stock option awards. We believe that future volatility will not materially differ from our historical volatility. Thus, we use the historical volatility of our common stock over the expected life of the award. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $10.7 million outstanding at March 31, 2006, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $7.1 million outstanding at March 31, 2006, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $178,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 6.18% at March 31, 2006. As of March 31, 2006, we had borrowed $43.4 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $434,000 in additional gross interest cost on an annual basis.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2005.

Item 6.   Exhibits.

Item No.	Item	Method of Filing
10.20	Severance Agreement and Release, dated March 6, 2006, between the Company and Franklin J. Foster	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2006.
10.21	Tenth Amendment to Credit Agreement, dated March 13, 2006, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2006.
10.22	Form of Change in Control Severance Agreement executed by Randolph L. Marten, Robert G. Smith, Timothy P. Nash, Donald J. Hinson and James J. Hinnendael	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 4, 2006.
10.23	Executive Officer Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 4, 2006.
10.24	Non-Driver Employee Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2006.
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

MARTEN TRANSPORT, LTD.

Dated: May 4, 2006	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2006	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2006

Item No.	Item	Method of Filing
10.20	Severance Agreement and Release, dated March 6, 2006, between the Company and Franklin J. Foster	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2006.
10.21	Tenth Amendment to Credit Agreement, dated March 13, 2006, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2006.
10.22	Form of Change in Control Severance Agreement executed by Randolph L. Marten, Robert G. Smith, Timothy P. Nash, Donald J. Hinson and James J. Hinnendael	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 4, 2006.
10.23	Executive Officer Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 4, 2006.
10.24	Non-Driver Employee Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2006.
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