Form 10-Q
period 2006-06-30
MARTEN TRANSPORT LTD
filed 2006-08-09
CIK 799167

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2006

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,755,523 as of August 4, 2006.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$2,385	$1,080
Marketable securities	602	494
Receivables:
Trade, net	52,590	47,383
Other	6,736	6,975
Prepaid expenses and other	12,080	13,264
Deferred income taxes	5,060	3,873
Total current assets	79,453	73,069
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	382,835	362,280
Accumulated depreciation	(92,033)	(92,342)
Net property and equipment	290,802	269,938
Other assets	5,784	6,726
TOTAL ASSETS	$376,039	$349,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$208	$1,446
Accounts payable and accrued liabilities	25,384	26,203
Insurance and claims accruals	13,842	13,126
Current maturities of long-term debt	5,000	5,000
Total current liabilities	44,434	45,775
Long-term debt, less current maturities	51,064	43,300
Deferred income taxes	71,034	66,310
Total liabilities	166,532	155,385
Minority interest	695	431
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,755,523 shares at June 30, 2006, and 21,573,220 shares at December 31, 2005, issued and outstanding	218	216
Additional paid-in capital	73,345	71,045
Retained earnings	135,249	122,656
Total stockholders’ equity	208,812	193,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,039	$349,733

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2006	2005	2006	2005

OPERATING REVENUE	$131,862	$112,800	$251,417	$215,706

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	35,820	31,462	70,239	60,612
Purchased transportation	21,712	20,738	40,880	40,641
Fuel and fuel taxes	35,350	24,938	64,934	46,620
Supplies and maintenance	8,131	6,901	16,006	13,460
Depreciation	10,892	9,267	21,566	18,335
Operating taxes and licenses	1,832	1,671	3,651	3,317
Insurance and claims	4,665	4,466	9,972	8,878
Communications and utilities	857	826	1,738	1,652
Gain on disposition of revenue equipment	(1,699)	(1,231)	(3,740)	(2,110)
Other	2,490	2,206	5,370	4,469

Total operating expenses	120,050	101,244	230,616	195,874

OPERATING INCOME	11,812	11,556	20,801	19,832

OTHER EXPENSES (INCOME):
Interest expense	913	543	1,755	1,141
Interest income and other	(303)	(419)	(601)	(786)
Minority interest	242	309	350	317
	852	433	1,504	672

INCOME BEFORE INCOME TAXES	10,960	11,123	19,297	19,160

PROVISION FOR INCOME TAXES	3,420	4,360	6,704	7,582

NET INCOME	$7,540	$6,763	$12,593	$11,578

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.31	$0.58	$0.54

DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.31	$0.57	$0.53

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2004	21,461	$215	$70,111	$97,595	$167,921
Net income	—	—	—	11,578	11,578
Issuance of common stock from share-based payment arrangement exercises	67	1	332	—	333
Tax benefits from share-based payment arrangement exercises	—	—	191	—	191
Balance at June 30, 2005	21,528	216	70,634	109,173	180,023
Net income	—	—	—	13,483	13,483
Issuance of common stock from share-based payment arrangement exercises	45	—	192	—	192
Tax benefits from share-based payment arrangement exercises	—	—	219	—	219
Balance at December 31, 2005	21,573	216	71,045	122,656	193,917
Net income	—	—	—	12,593	12,593
Issuance of common stock from share-based payment arrangement exercises	183	2	751	—	753
Tax benefits from share-based payment arrangement exercises	—	—	1,288	—	1,288
Share-based payment arrangements compensation expense	—	—	261	—	261
Balance at June 30, 2006	21,756	$218	$73,345	$135,249	$208,812

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$12,593	$11,578
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,566	18,335
Gain on disposition of revenue equipment	(3,740)	(2,110)
Deferred tax provision	4,825	5,933
Excess tax benefits from share-based payment arrangement exercises	(1,152)	—
Share-based payment arrangements compensation expense	261	—
Minority interest in undistributed earnings of affiliate	264	317
Changes in other current operating items	(3,887)	(6,141)
Net cash provided by operating activities	30,730	27,912

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(59,127)	(39,811)
Proceeds from revenue equipment dispositions	21,085	15,683
Buildings and land, office equipment and other additions	(648)	(3,090)
Net change in other assets	942	(454)
Purchases of marketable securities	(1,798)	(18,357)
Sales of marketable securities	1,690	17,918
Net cash used for investing activities	(37,856)	(28,111)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	63,798	55,152
Repayment of borrowings under credit facility and long-term debt	(56,034)	(50,685)
Issuance of common stock from share-based payment arrangement exercises	753	333
Excess tax benefits from share-based payment arrangement exercises	1,152	—
Change in checks issued in excess of cash balances	(1,238)	(3,563)
Net cash provided by financing activities	8,431	1,237

NET CHANGE IN CASH	1,305	1,038
CASH:
Beginning of period	1,080	855

End of period	$2,385	$1,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,564	$1,172
Income taxes	$301	$266

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

(2)  Accounting for Share-based Payment Arrangement Compensation

Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors.  Options exercised represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of June 30, 2006, there were 226,000 shares reserved for issuance under options outstanding under the 2005 Plan.  The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of June 30, 2006, there were 424,936 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with share-based awards recognized in the first six months of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Service-based options:
Expected option life in years (1)	7	7
Expected stock price volatility percentage (2)	29%	29%
Risk-free interest rate percentage (3)	5.1%	4.6%
Expected dividend yield (4)	—	—
Fair value as of the date of grant	$10.07	$9.55

Performance-based options:
Expected option life in years (1)	—	7
Expected stock price volatility percentage (2)	—	29%
Risk-free interest rate percentage (3)	—	4.6%
Expected dividend yield (4)	—	—
Fair value as of the date of grant	—	$9.83

There were no performance-based options granted in the three months ended June 30, 2006 and no options granted in 2005.

(1)             Expected option life — We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation.  We believe that this historical data is currently the best estimate of the expected term of a new option.  We use a weighted-average expected life for all awards.

(2)             Expected stock price volatility — We use our stock’s historical volatility for the same period of time as the expected life.  We have no reason to believe that its future volatility will differ from the past.

(3)             Risk-free interest rate — The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4)             Expected dividend yield — We have not historically paid cash dividends on our common stock, and we do not expect to declare any cash dividends in the foreseeable future.

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

Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2006 was $199,000 ($134,000 net of income tax benefit and $0.006 of earnings per basic and diluted share) and $261,000 ($183,000 net of income tax benefit and $0.008 of earnings per basic and diluted share), respectively.  All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows.  SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  For the three-month and six-month periods ended June 30, 2006, there was $168,000 and $1.2 million, respectively, of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the three-month and six-month periods ended June 30, 2005 based on the fair-value method under SFAS 123.  The reported and pro forma net income and earnings per share for the three-month and six-month periods ended June 30, 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$6,763	$11,578
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(39)
Pro forma net income	$6,758	$11,539
Basic income per share:
As reported	$0.31	$0.54
Pro forma	$0.31	$0.54
Diluted income per share:
As reported	$0.31	$0.53
Pro forma	$0.31	$0.53

As of June 30, 2006, there was a total of $1.4 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.5 years, and $767,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Option activity for the six months ended June 30, 2006 was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	607,239	$5.36
Granted	226,000	23.18
Exercised	(182,303)	4.13
Outstanding at June 30, 2006	650,936	$11.90
Exercisable at June 30, 2006	358,996	$5.59

The fair value of service-based options granted in the three months ended June 30, 2006 was $101,000. The fair value of options granted in the six months ended June 30, 2006 was $1.4 million for service-based options and $767,000 for performance-based options.  There were no performance-based options granted in the three months ended June 30, 2006 and no options granted in 2005.  The total intrinsic value of options exercised in the three-month and six-month periods ended June 30, 2006 was $419,000 and $3.3 million, respectively.  The total intrinsic value of options exercised in the three-month and six-month periods ended June 30, 2005 was $402,000 and $498,000, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in the three-month and six-month periods ended June 30, 2006 were $90,000 and $753,000, respectively.

The following table summarizes information concerning outstanding and exercisable option awards as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	333,809	4.4	$4.56	$5,733	318,621	4.3	$4.54	$5,481
$10.76	91,127	7.3	10.76	1,001	30,375	7.3	10.76	334
$21.94 - $23.59	148,000	9.7	22.97	—	10,000	9.9	23.49	—
	572,936	6.2	$10.30	$6,734	358,996	4.7	$5.59	$5,815
Performance-based options:
$23.59	78,000	9.7	$23.59	$—	—	—	$—	$—

(1)             Represents the weighted-average remaining contractual life in years.

(2)             Represents the weighted-average exercise price.

(3)             Represents the aggregate intrinsic value based on our closing stock price on June 30, 2006 for in-the-money options (in thousands).

Nonvested option awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2005	86,066	$3.53	7.3
Granted	148,000	9.55	9.7
Vested	(20,126)	5.99	7.4
Nonvested at June 30, 2006	213,940	$7.47	8.7

Performance-based options:
Nonvested at December 31, 2005	—	$—	—
Granted	78,000	9.83	9.7
Vested	—	—	—
Nonvested at June 30, 2006	78,000	$9.83	9.7

The total fair value of options which vested during the three-month and six-month periods ended June 30, 2006 was $112,000 and $121,000, respectively.  The total fair value of options which vested during the three-month and six-month periods ended June 30, 2005 was $23,000 and $99,000, respectively.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$7,540	$6,763	$12,593	$11,578
Denominator:
Basic earnings per common share -
weighted-average shares	21,747	21,498	21,711	21,482
Effect of dilutive stock options	216	425	247	456
Diluted earnings per common share -
weighted-average shares and
assumed conversions	21,963	21,923	21,958	21,938

Basic earnings per common share	$0.35	$0.31	$0.58	$0.54
Diluted earnings per common share	$0.34	$0.31	$0.57	$0.53

Options totaling 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month and six-month periods ended June 30, 2006 because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  All outstanding options were included in the calculation of diluted earnings per share for the three-month and six-month periods ended June 30, 2005.

(4) Long-Term Debt

In March 2006, we entered into an amendment to our unsecured committed credit facility which increased the total facility from $45.0 million to $55.0 million through August 2006, at which time the amount of the credit facility will return to $45.0 million.  The term of our credit facility is currently through April 2008.

(5) Income Taxes

Our effective income tax rate was 34.7% for the six months ended June 30, 2006 compared with 39.6% for the six months ended June 30, 2005, because we decreased our deferred income tax liability by $875,000 in 2006.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.

(6) Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend.  Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(7) Reclassifications

The changes in the cash and checks issued in excess of cash balances in our 2005 consolidated condensed statement of cash flows, the minority interest in the earnings of MWL in our 2005 consolidated condensed statement of operations and statement of cash flows, the purchases and sales of marketable securities, revenue equipment additions and proceeds from dispositions, and the tax benefit of stock option exercises in our 2005 consolidated condensed statement of cash flows have been reclassified to be consistent with the 2006 presentation.  These reclassifications do not have a material effect on our consolidated financial statements.

(8) Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of the Interpretation is not expected to have a significant impact on our results of operations or financial position.

Item 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2005.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

In the first six months of 2006, we increased our operating revenue by $35.7 million, or 16.6%, and increased our freight revenue by $12.5 million, or 6.7%, compared with the first six months of 2005.  Our operating results for the first six months of 2006 reflect improved average freight revenue per total mile compared with the first six months of 2005.  The improvement in asset productivity helped mitigate the continuing challenges of a tight driver market, which limited our fleet growth, and high fuel prices.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  We increased our average operating revenue per tractor per week 12.1% in the first six months of 2006.  Our average freight revenue per tractor per week increased 2.6%, due to a 6.6% improvement in average freight revenue per total mile, partially offset by a 3.7% decrease in average miles per tractor.  Our weighted average number of tractors increased 4.0% in the first six months of 2006 over the first six months of 2005.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2005 and the first six months of 2006. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry has experienced in the last several years substantial difficulty in attracting and retaining qualified drivers, and competition for drivers has intensified recently.  In 2005, we instituted two separate pay increases for our company drivers and increased the incentives paid to independent contractors.  We continue to offer driver compensation that we believe ranks near the top of the industry.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.7% in the first six months of 2006 compared with 90.8% in the first six months of 2005.  Our net income increased $1.0 million, or 8.8%, over the first six months of 2005.  Our earnings per diluted share increased to $0.57 in the first six months of 2006 from $0.53 in the first six months of 2005.  Net income and our earnings per diluted share for the first six months of 2006 included an income tax benefit of approximately $875,000, or 4 cents per diluted share, due to a decrease to our deferred income tax liability.  The decrease was primarily due to a change in our income apportionment for several states.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2006, we had approximately $56.1 million of long-term debt, including current maturities, and $208.8 million in stockholders’ equity.  In the first six months of 2006, we spent approximately $38.0 million, net of proceeds from dispositions, to purchase new revenue equipment and recognized a gain of $3.7 million on the disposition of used equipment.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $32 million for the remainder of 2006, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

Share-based Payment Arrangement Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results.  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2006 was $199,000 ($134,000 net of income tax benefit) and $261,000 ($183,000 net of income tax benefit), respectively, which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R.  No share-based compensation expense was recorded in the three-month and six-month periods ended June 30, 2005, however such expense would have been $9,000 ($5,000 net of income tax benefit) and $64,000 ($39,000 net of income tax benefit), respectively, had we recognized share-based expense in net income under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Unrecognized compensation expense from unvested service-based stock option awards was $1.4 million as of June 30, 2006 and is expected to be recorded over a weighted-average period of 3.5 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $767,000 as of June 30, 2006 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend.  Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average operating revenue per total mile	$1.906	$1.627	$1.846	$1.586
Average freight revenue per total mile (1)	$1.472	$1.385	$1.460	$1.370
Average miles per tractor(2)	28,407	29,072	54,631	56,739
Average operating revenue per tractor per week(2)	$4,165	$3,640	$3,900	$3,479
Average freight revenue per tractor per week(1) (2)	$3,216	$3,097	$3,085	$3,006
Total miles — company-employed drivers (in thousands)	56,016	51,881	109,460	100,501
Total miles — independent contractors (in thousands)	13,164	17,429	26,742	35,547

(1)             Excludes revenue from fuel surcharges and non-freight revenue.

(2)             Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 388 and 535 tractors as of June 30, 2006, and 2005, respectively.

Note — The above operating statistics exclude tractors and miles associated with non-freight revenue.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005
Freight revenue	$101,823	$95,986	$5,837	6.1%
Fuel surcharge revenue	20,415	12,710	7,705	60.6
Non-freight revenue	9,624	4,104	5,520	134.5
Operating revenue	$131,862	$112,800	$19,062	16.9%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005
Operating revenue	$19,062	16.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,358	13.9	27.2	27.9
Purchased transportation	974	4.7	16.5	18.4
Fuel and fuel taxes	10,412	41.8	26.8	22.1
Supplies and maintenance	1,230	17.8	6.2	6.1
Depreciation	1,625	17.5	8.3	8.2
Operating taxes and licenses	161	9.6	1.4	1.5
Insurance and claims	199	4.5	3.5	4.0
Communications and utilities	31	3.8	0.6	0.7
Gain on disposition of revenue equipment	(468)	(38.0)	(1.3)	(1.1)
Other	284	12.9	1.9	2.0
Total operating expenses	18,806	18.6	91.0	89.8
Operating income	256	2.2	9.0	10.2
Other expenses (income):
Interest expense	370	68.1	0.7	0.5
Interest income and other	116	27.7	(0.2)	(0.4)
Minority interest	(67)	(21.7)	0.2	0.3
	419	96.8	0.6	0.4
Income before income taxes	(163)	(1.5)	8.3	9.9
Provision for income taxes	(940)	(21.6)	2.6	3.9
Net income	$777	11.5%	5.7%	6.0%

Our operating revenue increased $19.1 million, or 16.9%, to $131.9 million in the 2006 period from $112.8 million in the 2005 period.  Freight revenue increased $5.8 million, or 6.1%, to $101.8 million in the 2006 period from $96.0 million in the 2005 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  Our fuel surcharge revenue increased $7.7 million, or 60.6%, to $20.4 million in the 2006 period from $12.7 million in the 2005 period primarily due to significantly higher average fuel prices in the 2006 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2006 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of a trip.  Our average operating revenue per tractor per week increased 14.4% in the 2006 period from the 2005 period.  Our average freight revenue per tractor per week increased 3.8% in the 2006 period from the 2005 period, due to a 6.3% increase in average freight revenue per total mile partially offset by a 2.3% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.1% in the 2006 period from the 2005 period.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in the 2006 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet.  Additionally, an increase of $108,000 in our employees’ health insurance expense increased our estimated costs of our self-insured medical claims in the 2006 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services arranged by the Company in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates paid to third-party railroad and motor carriers by the Company.  Purchased transportation expense increased $974,000, or 4.7%, in the 2006 period from the 2005 period.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments by the Company, decreased $3.5 million, or 23.0%, in the 2006 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services arranged by the Company were $6.8 million in the 2006 period and $2.8 million in the 2005 period.  The amount of fuel surcharges passed through to independent contractors increased $448,000 in the 2006 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $20.4 million in the 2006 period and $12.7 million in the 2005 period, increased $2.7 million, or 22.1%, to $14.9 million in the 2006 period from $12.2 million in the 2005 period. The increase was primarily due to a 8.0% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.75 per gallon in the 2006 period from an average of $2.15 per gallon in the 2005 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2006 period primarily resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  Our maintenance practices were consistent with the 2005 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in the 2006 period was comprised of a $379,000 increase in the cost of self-insured accident claims and a $180,000 decrease in insurance premiums.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2006 period, increases in the market value for used revenue equipment along with additional planned revenue equipment dispositions caused our gain on disposition of revenue equipment to increase to $1.7 million from $1.2 million in the 2005 period.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.0% in the 2006 period compared with 89.8% in the 2005 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2006 period.

Our effective income tax rate was 31.2% in the 2006 period compared with 39.2% in the 2005 period, because we decreased our deferred income tax liability by $875,000 during the 2006 period.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.  We expect our effective income tax rate to be in the range of 36% to 37% for the full year in 2006, and in the range of 38.5% to 39.5% thereafter.

As a result of the factors described above, net income increased 11.5%, to $7.5 million in the 2006 period from $6.8 million in the 2005 period. Net earnings per share increased to $0.34 per diluted share in the 2006 period from $0.31 per diluted share in the 2005 period.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005
Freight revenue	$198,896	$186,359	$12,537	6.7%
Fuel surcharge revenue	36,208	22,369	13,839	61.9
Non-freight revenue	16,313	6,978	9,335	133.8
Operating revenue	$251,417	$215,706	$35,711	16.6%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005
Operating revenue	$35,711	16.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,627	15.9	27.9	28.1
Purchased transportation	239	0.6	16.3	18.8
Fuel and fuel taxes	18,314	39.3	25.8	21.6
Supplies and maintenance	2,546	18.9	6.4	6.2
Depreciation	3,231	17.6	8.6	8.5
Operating taxes and licenses	334	10.1	1.5	1.5
Insurance and claims	1,094	12.3	4.0	4.1
Communications and utilities	86	5.2	0.7	0.8
Gain on disposition of revenue equipment	(1,630)	(77.3)	(1.5)	(1.0)
Other	901	20.2	2.1	2.1
Total operating expenses	34,742	17.7	91.7	90.8
Operating income	969	4.9	8.3	9.2
Other expenses (income):
Interest expense	614	53.8	0.7	0.5
Interest income and other	185	23.5	(0.2)	(0.4)
Minority interest	33	10.4	0.1	0.1
	832	123.8	0.6	0.3
Income before income taxes	137	0.7	7.7	8.9
Provision for income taxes	(878)	(11.6)	2.7	3.5
Net income	$1,015	8.8%	5.0%	5.4%

Our operating revenue increased $35.7 million, or 16.6%, to $251.4 million in the 2006 period from $215.7 million in the 2005 period.  Freight revenue increased $12.5 million, or 6.7%, to $198.9 million in the 2006 period from $186.4 million in the 2005 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  Our fuel surcharge revenue increased $13.8 million, or 61.9%, to $36.2 million in the 2006 period from $22.4 million in the 2005 period primarily due to significantly higher average fuel prices in the 2006 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2006 period resulted from increased logistics services provided by MWL, as well as the formation by the Company of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of a trip.  Our average operating revenue per tractor per week increased 12.1% in the 2006 period from the 2005 period.  Our average freight revenue per tractor per week increased 2.6% in the 2006 period from the 2005 period, due to a 6.6% increase in average freight revenue per total mile partially offset by a 3.7% decrease in average miles per tractor.  Our weighted average number of tractors increased 4.0% in the 2006 period from the 2005 period.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in the 2006 period.

The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and an increase in the amount paid to company drivers of 2 cents per mile effective April 1, 2005.  This increase was partially offset by a decrease of $206,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2006 period.

Purchased transportation expense increased $239,000, or 0.6%, in the 2006 period from the 2005 period.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments by the Company, decreased $7.3 million, or 23.7%, in the 2006 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services arranged by the Company were $11.5 million in the 2006 period and $4.6 million in the 2005 period.  The amount of fuel surcharges passed through to independent contractors increased $697,000 in the 2006 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $36.2 million in the 2006 period and $22.4 million in the 2005 period, increased $4.5 million, or 18.5%, to $28.7 million in the 2006 period from $24.3 million in the 2005 period. The increase was primarily due to a 8.9% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.57 per gallon in the 2006 period from an average of $2.05 per gallon in the 2005 period.

The increase in supplies and maintenance in the 2006 period primarily resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  Our maintenance practices were consistent with the 2005 period.

The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2006 period.

The increase in insurance and claims in the 2006 period was comprised of a $1.4 million increase in the cost of self-insured accident claims and a $261,000 decrease in insurance premiums.

In the 2006 period, increases in the market value for used revenue equipment along with additional planned revenue equipment dispositions caused our gain on disposition of revenue equipment to increase to $3.7 million from $2.1 million in the 2005 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.7% in the 2006 period compared with 90.8% in the 2005 period.

The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2006 period.

Our effective income tax rate was 34.7% in the 2006 period compared with 39.6% in the 2005 period, because we decreased our deferred income tax liability by $875,000 during the 2006 period.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.

As a result of the factors described above, net income increased 8.8%, to $12.6 million in the 2006 period from $11.6 million in the 2005 period. Net earnings per share increased to $0.57 per diluted share in the 2006 period from $0.53 per diluted share in the 2005 period.

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

	Six Months
	Ended June 30,
(In thousands)	2006	2005
Net cash flows provided by operating activities	$30,730	$27,912
Net cash flows used for investing activities	37,856	28,111
Long-term debt, including current maturities, at June 30	56,064	34,724

In the first six months of 2006, we spent approximately $38.0 million, net of proceeds from dispositions, to purchase new revenue equipment and also recognized a gain of $3.7 million on the disposition of used equipment.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $32 million for the remainder of 2006, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007, to add capacity to meet growing demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $10.7 million at June 30, 2006. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $5.7 million at June 30, 2006. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain an unsecured committed credit facility in the amount of $55.0 million, which matures in April 2008.  In March 2006, we entered into an amendment to the credit facility which increased the total facility from $45.0 million to $55.0 million through August 2006, at which time the amount of the credit facility will return to $45.0 million.  At June 30, 2006, the credit facility had an outstanding principal balance of $39.6 million, outstanding standby letters of credit of $4.2 million and remaining borrowing availability of $11.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins.  The weighted average interest rate for the credit facility was 5.84% at June 30, 2006.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at June 30, 2006.

We had $7.8 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2006, compared with $9.1 million in receivables as of December 31, 2005. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2006.  We have entered into agreements to purchase $31.9 million of revenue equipment in the remainder of 2006 and in 2007, which is included in the following summary.  We also plan to purchase an additional $31.0 million of revenue equipment in the remainder of 2006 and an additional $19.4 million of revenue equipment in 2007 for which we have not entered into binding agreements.

	Payments Due by Period
	Remainder	2007	2009
	of	and	and
(In thousands)	2006	2008	2010	Thereafter	Total
Long-term debt obligations	$3,572	$49,635	$2,857	$—	$56,064
Purchase obligations for revenue equipment	10,178	21,755	—	—	31,933
Operating lease obligations	135	384	214	70	803
Total	$13,885	$71,774	$3,071	$70	$88,800

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first six months of 2006 and the first six months of 2005, we received $8.1 million and $10.6 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $679,000 in the first six months of 2006 and $550,000 in the first six months of 2005 for fuel and tire services. In addition, we paid $1.1 million in the first six months of 2006 and $711,000 in the first six months of 2005 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $4.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2006.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2005 and the first six months of 2006, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices were high throughout 2005 and the first six months of 2006, which has increased our cost of operating. The elevated level of fuel prices is expected to continue for the remainder of 2006.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $290.8 million as of June 30, 2006 and $269.9 million as of December 31, 2005. Our depreciation expense was $21.6 million for the first six months of 2006 and $18.3 million for the first six months of 2005. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2006 by approximately $5.2 million, or 1.8%.

In the first six months of 2006, we replaced most of our company-owned tractors within 3.75 years and our trailers within 7 years after purchase.  Our useful lives for depreciating tractors is 5 years and trailers is 7 years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after 5 years for tractors and 7 years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a 5-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 43.75% of cost at the 3.75-year replacement date as using a 3.75-year useful life and 43.75% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our 5-year useful life and 25% salvage value compared with a 3.75-year useful life and 43.75% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.8 million as of June 30, 2006, and $13.1 million as of December 31, 2005. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2006 would have needed to increase by approximately $1.9 million.

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

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of the Interpretation is not expected to have a significant impact on our results of operations or financial position.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $10.7 million outstanding at June 30, 2006, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $5.7 million outstanding at June 30, 2006, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%.  Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $164,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus applicable margins. The weighted average interest rate for the facility was 5.84% at June 30, 2006. As of June 30, 2006, we had borrowed $39.6 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $396,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2005.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 4, 2006.  The following items were voted upon at the annual meeting:

(a) Five incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2007.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	13,854,961	5,372,031	—
Larry B. Hagness	18,468,330	758,662	—
Thomas J. Winkel	19,226,974	18	—
Jerry M. Bauer	12,497,630	6,729,362	—
Christine K. Marten	12,689,638	6,537,354	—

(b) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2006 by a vote of 19,460,788 shares in favor, 18,085 shares against and 3,705 shares abstaining.

Item 6.       Exhibits.

Item No.	Item	Method of Filing
10.25	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2006.

10.26	Form of Non-employee Director Non-statutory Stock Option Agreement	Filed with this Report.

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

MARTEN TRANSPORT, LTD.

Dated: August 9, 2006	By:	/s/Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2006	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2006

Item No.	Item	Method of Filing
10.25	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2006.

10.26	Form of Non-employee Director Non-statutory Stock Option Agreement	Filed with this Report.

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