Form 10-Q
period 2006-09-30
MARTEN TRANSPORT LTD
filed 2006-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2006

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,759,711 as of November 6, 2006.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2006	2005

ASSETS
Current assets:
Cash	$2,611	$1,080
Marketable securities	607	494
Receivables:
Trade, net	55,418	47,383
Other	9,554	6,975
Prepaid expenses and other	11,501	13,264
Deferred income taxes	5,140	3,873
Total current assets	84,831	73,069
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	394,148	362,280
Accumulated depreciation	(94,250)	(92,342)
Net property and equipment	299,898	269,938
Other assets	5,033	6,726
TOTAL ASSETS	$389,762	$349,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$266	$1,446
Accounts payable and accrued liabilities	24,412	26,203
Insurance and claims accruals	13,897	13,126
Current maturities of long-term debt	5,000	5,000
Total current liabilities	43,575	45,775
Long-term debt, less current maturities	54,782	43,300
Deferred income taxes	74,875	66,310
Total liabilities	173,232	155,385
Minority interest	904	431
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,757,211 shares at September 30, 2006, and 21,573,220 shares at December 31, 2005, issued and outstanding	218	216
Additional paid-in capital	73,423	71,045
Retained earnings	141,985	122,656
Total stockholders’ equity	215,626	193,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,762	$349,733

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2006	2005	2006	2005
OPERATING REVENUE	$135,812	$119,081	$387,229	$334,787
OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	36,216	31,994	106,455	92,606
Purchased transportation	22,051	21,375	62,931	62,016
Fuel and fuel taxes	37,744	29,644	102,678	76,264
Supplies and maintenance	8,386	7,336	24,392	20,796
Depreciation	11,257	9,447	32,823	27,782
Operating taxes and licenses	1,884	1,965	5,535	5,282
Insurance and claims	4,630	4,429	14,602	13,307
Communications and utilities	962	836	2,700	2,488
Gain on disposition of revenue equipment	(1,983)	(1,182)	(5,723)	(3,292)
Other	2,952	2,191	8,322	6,660

Total operating expenses	124,099	108,035	354,715	303,909

OPERATING INCOME	11,713	11,046	32,514	30,878

OTHER EXPENSES (INCOME):
Interest expense	928	549	2,683	1,690
Interest income and other	(260)	(430)	(861)	(1,216)
Minority interest	261	274	611	591
	929	393	2,433	1,065

INCOME BEFORE INCOME TAXES	10,784	10,653	30,081	29,813

PROVISION FOR INCOME TAXES	4,048	4,279	10,752	11,861

NET INCOME	$6,736	$6,374	$19,329	$17,952

BASIC EARNINGS PER COMMON SHARE	$0.31	$0.30	$0.89	$0.83

DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.29	$0.88	$0.82

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2004	21,461	$215	$70,111	$97,595	$167,921
Net income	—	—	—	17,952	17,952
Issuance of common stock from share-based payment arrangement exercises	88	1	422	—	423
Tax benefits from share-based payment arrangement exercises	—	—	288	—	288
Balance at September 30, 2005	21,549	216	70,821	115,547	186,584
Net income	—	—	—	7,109	7,109
Issuance of common stock from share-based payment arrangement exercises	24	—	102	—	102
Tax benefits from share-based payment arrangement exercises	—	—	122	—	122
Balance at December 31, 2005	21,573	216	71,045	122,656	193,917
Net income	—	—	—	19,329	19,329
Issuance of common stock from share-based payment arrangement exercises	184	2	759	—	761
Tax benefits from share-based payment arrangement exercises	—	—	1,265	—	1,265
Share-based payment arrangements compensation expense	—	—	354	—	354
Balance at September 30, 2006	21,757	$218	$73,423	$141,985	$215,626

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$19,329	$17,952
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	32,823	27,782
Gain on disposition of revenue equipment	(5,723)	(3,292)
Deferred tax provision	8,563	8,715
Excess tax benefits from share-based payment arrangement exercises	(1,131)	—
Share-based payment arrangements compensation expense	354	—
Minority interest in undistributed earnings of affiliate	473	591
Changes in other current operating items	(9,871)	(6,209)
Net cash provided by operating activities	44,817	45,539

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(85,654)	(68,333)
Proceeds from revenue equipment dispositions	29,556	24,212
Buildings and land, office equipment and other additions	(962)	(3,359)
Net change in other assets	1,693	(382)
Purchases of marketable securities	(1,803)	(30,703)
Sales of marketable securities	1,690	30,154
Net cash used for investing activities	(55,480)	(48,411)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	97,198	80,152
Repayment of borrowings under credit facility and long-term debt	(85,716)	(74,086)
Issuance of common stock from share-based payment arrangement exercises	761	423
Excess tax benefits from share-based payment arrangement exercises	1,131	—
Change in checks issued in excess of cash balances	(1,180)	(1,349)
Net cash provided by financing activities	12,194	5,140

NET CHANGE IN CASH	1,531	2,268

CASH:
Beginning of period	1,080	855

End of period	$2,611	$3,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,738	$1,684
Income taxes	$995	$1,192

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006
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

(2)  Accounting for Share-based Payment Arrangement Compensation

Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors.  Options exercised represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of September 30, 2006, there were 226,000 shares reserved for issuance under options outstanding under the 2005 Plan.  The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of September 30, 2006, there were 423,248 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with share-based awards recognized in the first nine months of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

Nine Months Ended
September 30, 2006
Service-based options:
Expected option life in years (1)	7
Expected stock price volatility percentage (2)	29%
Risk-free interest rate percentage (3)	4.6%
Expected dividend yield (4)	—
Fair value as of the date of grant	$9.55

Performance-based options:
Expected option life in years (1)	7
Expected stock price volatility percentage (2)	29%
Risk-free interest rate percentage (3)	4.6%
Expected dividend yield (4)	—
Fair value as of the date of grant	$9.83

There were no options granted in the three months ended September 30, 2006 or in the year 2005.

(1) Expected option life – We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation.  We believe that this historical data is currently the best estimate of the expected term of a new option.  We use a weighted-average expected life for all awards.

(2) Expected stock price volatility – We use our stock’s historical volatility for the same period of time as the expected life.  We have no reason to believe that its future volatility will differ from the past.

(3) Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4) Expected dividend yield – We have not historically paid cash dividends on our common stock, and we do not expect to declare any cash dividends in the foreseeable future.

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

SFAS 123R requires compensation costs associated with service-based option awards to be recognized over the requisite service period, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for retirement.  We immediately recognize the entire amount of share-based compensation cost for employees that are eligible for retirement at the date of grant.  For awards granted to employees approaching retirement eligibility, we recognize compensation cost on a straight-line basis over the period from the grant date through the retirement eligibility date.  Share-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the stated vesting period of the award.

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

Total share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2006 was $94,000 ($68,000 net of income tax benefit and $0.003 of earnings per basic and diluted share) and $355,000 ($251,000 net of income tax benefit, $0.012 of earnings per basic share and $0.011 of earnings per diluted share), respectively.  All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows.  SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  For the three-month and nine-month periods ended September 30, 2006, there was approximately zero and $1.1 million, respectively, of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the three-month and nine-month periods ended September 30, 2005 based on the fair-value method under SFAS 123.  The reported and pro forma net income and earnings per share for the three-month and nine-month periods ended September 30, 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$6,374	$17,952
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(29)	(68)
Pro forma net income	$6,345	$17,884
Basic income per share:
As reported	$0.30	$0.83
Pro forma	$0.29	$0.83
Diluted income per share:
As reported	$0.29	$0.82
Pro forma	$0.29	$0.82

As of September 30, 2006, there was a total of $1.3 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.4 years, and $767,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Option activity for the nine months ended September 30, 2006 was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	607,239	$5.36
Granted	226,000	23.18
Exercised	(183,991)	4.17
Outstanding at September 30, 2006	649,248	$11.92
Exercisable at September 30, 2006	362,371	$5.60

The fair value of options granted in the nine months ended September 30, 2006 was $1.4 million for service-based options and $767,000 for performance-based options.  There were no options granted in the three months ended September 30, 2006 or in the year 2005.  The total intrinsic value of options exercised in the three-month and nine-month periods ended September 30, 2006 was $18,000 and $3.3 million, respectively.  The total intrinsic value of options exercised in the three-month and nine-month periods ended September 30, 2005 was $253,000 and $751,000, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in the three-month and nine-month periods ended September 30, 2006 were $8,000 and $761,000, respectively.

The following table summarizes information concerning outstanding and exercisable option awards as of September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	332,121	4.2	$4.57	$4,160	321,996	4.1	$4.55	$4,037
$10.76	91,127	7.1	10.76	577	30,375	7.1	10.76	192
$21.94 - $23.59	148,000	9.4	22.97	—	10,000	9.7	23.49	—
	571,248	6.0	$10.32	$4,737	362,371	4.5	$5.60	$4,229
Performance-based options: $23.59	78,000	9.4	$23.59	$—	—	—	$—	$—

(1)   Represents the weighted-average remaining contractual life in years.
(2)   Represents the weighted-average exercise price.

(3)  Represents the aggregate intrinsic value based on our closing stock price on September 29, 2006 for in-the-money options (in thousands).

Nonvested option awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2005	86,066	$3.53	7.3
Granted	148,000	9.55	9.4
Vested	(25,189)	5.28	6.7
Nonvested at September 30, 2006	208,877	$7.59	8.5

Performance-based options:
Nonvested at December 31, 2005	—	$—	—
Granted	78,000	9.83	9.4
Vested	—	—	—
Nonvested at September 30, 2006	78,000	$9.83	9.4

The total fair value of options which vested during the three-month and nine-month periods ended September 30, 2006 was $12,000 and $133,000, respectively.  The total fair value of options which vested during the three-month and nine-month periods ended September 30, 2005 was $12,000 and $111,000, respectively.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$6,736	$6,374	$19,329	$17,952
Denominator:
Basic earnings per common share - weighted-average shares	21,756	21,542	21,726	21,502
Effect of dilutive stock options	190	426	229	448
Diluted earnings per common share - weighted-average shares and assumed conversions	21,946	21,968	21,955	21,950
Basic earnings per common share	$0.31	$0.30	$0.89	$0.83
Diluted earnings per common share	$0.31	$0.29	$0.88	$0.82

Options totaling 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  All outstanding options were included in the calculation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2005.

(4) Long-Term Debt

In August 2006, we entered into a credit agreement which provides for a five-year unsecured committed credit facility in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  The credit agreement amends and restates in its entirety our prior credit agreement.  At September 30, 2006, the credit facility had an outstanding principal balance of $43.4 million, outstanding standby letters of credit of $4.5 million and remaining borrowing availability of $27.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 6.14% at September 30, 2006.

(5) Income Taxes

Our effective income tax rate was 35.7% for the nine months ended September 30, 2006 compared with 39.8% for the nine months ended September 30, 2005, because we decreased our deferred income tax liability by $875,000 in the second quarter of 2006.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.

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

(8) Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 addresses how the effects of prior year misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.  We are currently evaluating SAB 108 and have not yet determined the impact, if any, on our results of operations or financial position.

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

Overview

The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers.  Generally, we are paid by the mile for our services.  We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services. Our operating revenue also includes revenue from fuel surcharges and non-freight revenue, which consists of logistics services provided by MWL, as well as a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of a trip.  The main factors that affect our freight revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market and specific customer demand. We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rate per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

In discussing our results of operations, we have included in certain instances a discussion of freight revenue, which excludes fuel surcharge and non-freight revenue.  We do this because we believe that eliminating these sources of revenue provides a more consistent basis for comparing our results of operations from period to period.

In the first nine months of 2006, we increased our operating revenue by $52.4 million, or 15.7%, and increased our freight revenue by $15.9 million, or 5.6%, compared with the first nine months of 2005.  Our operating results for the first nine months of 2006 reflect improved average freight revenue per total mile compared with the first nine months of 2005.  The improvement in asset productivity helped mitigate the continuing challenges of a tight driver market, which limited our fleet growth, and high fuel prices.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our fuel surcharge revenue in the first nine months of 2006 increased by $21.4 million, or 56.2%, compared with the first nine months of 2005, primarily due to significantly higher average fuel prices in 2006.  Our non-freight revenue in the first nine months of 2006 increased by $15.1 million, or 128.4%, compared with the same period of 2005, due to increased logistics services provided by MWL, as well as the formation of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  We increased our average operating revenue per tractor per week 11.2% in the first nine months of 2006.  Our average freight revenue per tractor per week increased 1.5%, due to a 5.7% improvement in average freight revenue per total mile, partially offset by a 3.9% decrease in average miles per tractor.  Our weighted average number of tractors increased 4.0% in the first nine months of 2006 over the first nine months of 2005.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during 2005 and the first nine months of 2006. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  The transportation industry has experienced in the last several years substantial difficulty in attracting and retaining qualified drivers, and competition for drivers has intensified.  In 2005, we instituted two separate pay increases for our company drivers and increased the incentives paid to independent contractors.  We continue to offer driver compensation that we believe ranks near the top of the industry.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.6% in the first nine months of 2006 compared with 90.8% in the first nine months of 2005.  Our net income increased $1.4 million, or 7.7%, over the first nine months of 2005.  Our earnings per diluted share increased to $0.88 in the first nine months of 2006 from $0.82 in the first nine months of 2005.  Net income and our earnings per diluted share for the first nine months of 2006 included an income tax benefit of approximately $875,000, or 4 cents per diluted share, in the second quarter of 2006 due to a decrease to our deferred income tax liability.  The decrease was primarily due to a change in our income apportionment for several states.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2006, we had approximately $59.8 million of long-term debt, including current maturities, and $215.6 million in stockholders’ equity.  In the first nine months of 2006, we spent approximately $56.1 million, net of proceeds from dispositions, to purchase new revenue equipment and recognized a gain of $5.7 million on the disposition of used equipment.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $23 million for the remainder of 2006, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 when the next round of diesel emissions reduction directives of the EPA go into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

Share-based Payment Arrangement Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results.  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Total share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2006 was $94,000 ($68,000 net of income tax benefit) and $355,000 ($251,000 net of income tax benefit), respectively, which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R.  No share-based compensation expense was recorded in the three-month and nine-month periods ended September 30, 2005, however such expense would have been $49,000 ($29,000 net of income tax benefit) and $112,000 ($68,000 net of income tax benefit), respectively, had we recognized share-based expense in net income under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Unrecognized compensation expense from unvested service-based stock option awards was $1.3 million as of September 30, 2006 and is expected to be recorded over a weighted-average period of 3.4 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $767,000 as of September 30, 2006 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend.  Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average operating revenue per total mile	$1.988	$1.735	$1.893	$1.636
Average freight revenue per total mile (1)	$1.492	$1.436	$1.471	$1.392
Average miles per tractor(2)	27,468	28,729	82,099	85,469
Average operating revenue per tractor per week(2)	$4,154	$3,793	$3,985	$3,585
Average freight revenue per tractor per week(1) (2)	$3,118	$3,140	$3,096	$3,051
Total miles – company-employed drivers (in thousands)	56,303	52,097	165,763	152,598
Total miles – independent contractors (in thousands)	12,029	16,533	38,771	52,080

(1)                   Excludes revenue from fuel surcharges and non-freight revenue.

(2)                   Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 366 and 502 tractors as of September 30, 2006, and 2005, respectively.

Note – The above operating statistics exclude tractors and miles associated with non-freight revenue.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005
Freight revenue	$101,940	$98,575	$3,365	3.4%
Fuel surcharge revenue	22,538	15,690	6,848	43.6
Non-freight revenue	11,334	4,816	6,518	135.3
Operating revenue	$135,812	$119,081	$16,731	14.1%

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005
Operating revenue	$16,731	14.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,222	13.2	26.7	26.9
Purchased transportation	676	3.2	16.2	17.9
Fuel and fuel taxes	8,100	27.3	27.8	24.9
Supplies and maintenance	1,050	14.3	6.2	6.2
Depreciation	1,810	19.2	8.3	7.9
Operating taxes and licenses	(81)	(4.1)	1.4	1.7
Insurance and claims	201	4.5	3.4	3.7
Communications and utilities	126	15.1	0.7	0.7
Gain on disposition of revenue equipment	(801)	(67.8)	(1.5)	(1.0)
Other	761	34.7	2.2	1.8
Total operating expenses	16,064	14.9	91.4	90.7
Operating income	667	6.0	8.6	9.3
Other expenses (income):
Interest expense	379	69.0	0.7	0.5
Interest income and other	170	39.5	(0.2)	(0.4)
Minority interest	(13)	(4.7)	0.2	0.2
	536	136.4	0.7	0.3
Income before income taxes	131	1.2	7.9	8.9
Provision for income taxes	(231)	(5.4)	3.0	3.6
Net income	$362	5.7%	5.0%	5.4%

Our operating revenue increased $16.7 million, or 14.1%, to $135.8 million in the 2006 period from $119.1 million in the 2005 period.  Freight revenue increased $3.4 million, or 3.4%, to $101.9 million in the 2006 period from $98.6 million in the 2005 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our fuel surcharge revenue increased $6.8 million, or 43.6%, to $22.5 million in the 2006 period from $15.7 million in the 2005 period primarily due to significantly higher average fuel prices in the 2006 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2006 period resulted from increased logistics services provided by MWL, as well as the formation of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  Our revenue, before fuel surcharges, increased $9.9 million, or 9.6%, in the 2006 period from the 2005 period.  Our average operating revenue per tractor per week increased 9.5% in the 2006 period from the 2005 period.  Our average freight revenue per tractor per week decreased 0.7% in the 2006 period from the 2005 period, due to a 3.9% increase in average freight revenue per total mile offset by a 4.4% decrease in average miles per tractor.  Our weighted average number of tractors increased 4.1% in the 2006 period from the 2005 period.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in the 2006 period.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and the miles driven by company drivers.  Additionally, higher estimated costs of our self-insured medical claims increased our employees’ health insurance expense by $481,000 in the 2006 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $676,000, or 3.2%, in the 2006 period from the 2005 period.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments, decreased $4.2 million, or 28.9%, in the 2006 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations were $8.6 million in the 2006 period and $3.5 million in the 2005 period.  The amount of fuel surcharges passed through to independent contractors decreased $235,000 in the 2006 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $22.5 million in the 2006 period and $15.7 million in the 2005 period, increased $1.3 million, or 9.0%, to $15.2 million in the 2006 period from $13.9 million in the 2005 period. The increase was primarily due to an 8.1% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges, particularly in the first two months of the 2006 period, and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.79 per gallon in the 2006 period from an average of $2.45 per gallon in the 2005 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that take effect in 2007 will result in further declines in engine efficiency.

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

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2006 period.  In addition, lower freight revenue per tractor less efficiently spread this fixed cost.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in the 2006 period was comprised of a $497,000 increase in the cost of self-insured accident claims partially offset by a $296,000 decrease in insurance premiums.  Insurance and claims represented 4.5% of freight revenue in each of the 2006 and 2005 periods.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the 2006 period, increases in the market value for used revenue equipment caused our gain on disposition of revenue equipment to increase to $2.0 million from $1.2 million in the 2005 period.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.4% in the 2006 period compared with 90.7% in the 2005 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2006 period.

Our effective income tax rate was 37.5% in the 2006 period compared with 40.2% in the 2005 period.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.

As a result of the factors described above, net income increased 5.7%, to $6.7 million in the 2006 period from $6.4 million in the 2005 period. Net earnings per share increased to $0.31 per diluted share in the 2006 period from $0.29 per diluted share in the 2005 period.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The following table sets forth for the periods indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005

Freight revenue	$300,836	$284,934	$15,902	5.6%
Fuel surcharge revenue	59,457	38,059	21,398	56.2
Non-freight revenue	26,936	11,794	15,142	128.4
Operating revenue	$387,229	$334,787	$52,442	15.7%

Fuel surcharge revenue for our intermodal operations, which was classified within non-freight revenue from the fourth quarter of 2005 through the second quarter of 2006, has been reclassified to fuel surcharge revenue in the above table.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005

Operating revenue	$52,442	15.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	13,849	15.0	27.5	27.7
Purchased transportation	915	1.5	16.3	18.5
Fuel and fuel taxes	26,414	34.6	26.5	22.8
Supplies and maintenance	3,596	17.3	6.3	6.2
Depreciation	5,041	18.1	8.5	8.3
Operating taxes and licenses	253	4.8	1.4	1.6
Insurance and claims	1,295	9.7	3.8	4.0
Communications and utilities	212	8.5	0.7	0.7
Gain on disposition of revenue equipment	(2,431)	(73.8)	(1.5)	(1.0)
Other	1,662	25.0	2.1	2.0
Total operating expenses	50,806	16.7	91.6	90.8
Operating income	1,636	5.3	8.4	9.2
Other expenses (income):
Interest expense	993	58.8	0.7	0.5
Interest income and other	355	29.2	(0.2)	(0.4)
Minority interest	20	3.4	0.2	0.2
	1,368	128.5	0.6	0.3
Income before income taxes	268	0.9	7.8	8.9
Provision for income taxes	(1,109)	(9.4)	2.8	3.5
Net income	$1,377	7.7%	5.0%	5.4%

Our operating revenue increased $52.4 million, or 15.7%, to $387.2 million in the 2006 period from $334.8 million in the 2005 period.  Freight revenue increased $15.9 million, or 5.6%, to $300.8 million in the 2006 period from $284.9 million in the 2005 period.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our fuel surcharge revenue increased $21.4 million, or 56.2%, to $59.5 million in the 2006 period from $38.1 million in the 2005 period primarily due to significantly higher average fuel prices in the 2006 period more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in the 2006 period resulted from increased logistics services provided by MWL, as well as the formation of a logistics division with brokerage services initiated in April 2005 and intermodal services initiated in October 2005.  Our revenue, before fuel surcharges, increased $31.0 million, or 10.5%, in the 2006 period from the 2005 period  Our average operating revenue per tractor per week increased 11.2% in the 2006 period from the 2005 period.  Our average freight revenue per tractor per week increased 1.5% in the 2006 period from the 2005 period, due to a 5.7% increase in average freight revenue per total mile partially offset by a 3.9% decrease in average miles per tractor.  Our weighted average number of tractors increased 4.0% in the 2006 period from the 2005 period.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in the 2006 period.

The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and the miles driven by company drivers, along with an increase in the amount paid to company drivers of 2 cents per mile effective April 1, 2005.  Additionally, higher estimated costs of our self-insured medical claims increased our employees’ health insurance expense by $466,000 in the 2006 period.  These increases were partially offset by a decrease of $175,000 in compensation expensed for our non-driver employees under our incentive compensation program in the 2006 period.

Purchased transportation expense increased $915,000, or 1.5%, in the 2006 period from the 2005 period.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments, decreased $11.5 million, or 25.3%, in the 2006 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations were $20.1 million in the 2006 period and $8.1 million in the 2005 period.  The amount of fuel surcharges passed through to independent contractors increased $462,000 in the 2006 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $59.5 million in the 2006 period and $38.1 million in the 2005 period, increased $5.0 million, or 13.1%, to $43.2 million in the 2006 period from $38.2 million in the 2005 period. The increase was primarily due to an 8.6% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.65 per gallon in the 2006 period from an average of $2.19 per gallon in the 2005 period.

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

The increase in insurance and claims in the 2006 period was comprised of a $1.9 million increase in the cost of self-insured accident claims partially offset by a $557,000 decrease in insurance premiums.

In the 2006 period, increases in the market value for used revenue equipment along with additional planned revenue equipment dispositions caused our gain on disposition of revenue equipment to increase to $5.7 million from $3.3 million in the 2005 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.6% in the 2006 period compared with 90.8% in the 2005 period.

The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2006 period.

Our effective income tax rate was 35.7% in the 2006 period compared with 39.8% in the 2005 period, because we decreased our deferred income tax liability by $875,000 during the second quarter of 2006.  This decrease was primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.  We expect our effective income tax rate for the full year in 2006 to be consistent with the effective rate for the first nine months of 2006.

As a result of the factors described above, net income increased 7.7%, to $19.3 million in the 2006 period from $18.0 million in the 2005 period. Net earnings per share increased to $0.88 per diluted share in the 2006 period from $0.82 per diluted share in the 2005 period.

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

	Nine Months
	Ended September 30,
(In thousands)	2006	2005

Net cash flows provided by operating activities	$44,817	$45,539
Net cash flows used for investing activities	55,480	48,411
Long-term debt, including current maturities, at September 30	59,782	36,323

In the first nine months of 2006, we spent approximately $56.1 million, net of proceeds from dispositions, to purchase new revenue equipment and also recognized a gain of $5.7 million on the disposition of used equipment.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $23 million for the remainder of 2006, primarily for new revenue equipment.  This estimate may be impacted by the timing of tractor and trailer deliveries between 2006 and 2007.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007, to add capacity to meet growing demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  We expect to fund these capital expenditures with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We expect capital expenditures in 2007 to decrease to a range of approximately $35 million to $45 million, net of proceeds of dispositions.  Assuming net capital expenditures in that range and operating margins similar to the margins this year, we expect to generate cash flow to retire a substantial amount of our debt in 2007 or provide flexibility for other purposes.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $10.7 million at September 30, 2006. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $5.7 million at September 30, 2006. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

In August 2006, we entered into a credit agreement which provides for a five-year unsecured committed credit facility in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  The credit agreement amends and restates in its entirety our prior credit agreement.  At September 30, 2006, the credit facility had an outstanding principal balance of $43.4 million, outstanding standby letters of credit of $4.5 million and remaining borrowing availability of $27.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 6.14% at September 30, 2006.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at September 30, 2006.

We had $6.8 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2006, compared with $9.1 million in receivables as of December 31, 2005. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2006.

	Payments Due by Period
	Remainder	2007	2009
	of	and	and
(In thousands)	2006	2008	2010	Thereafter	Total
Long-term debt obligations	$3,571	$10,000	$2,857	$43,354	$59,782
Purchase obligations for revenue equipment	4,383	21,754	—	—	26,137
Operating lease obligations	59	384	214	70	727
Total	$8,013	$32,138	$3,071	$43,424	$86,646

Related Parties

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first nine months of 2006 and the first nine months of 2005, we received $12.4 million and $16.0 million, respectively, of our revenue from transportation services arranged by MWL. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.0 million in the first nine months of 2006 and $834,000 in the first nine months of 2005 for fuel and tire services. In addition, we paid $1.8 million in the first nine months of 2006 and $1.2 million in the first nine months of 2005 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-Balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $4.5 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2006.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2005 and the first nine months of 2006, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout 2005 and the first nine months of 2006, which has increased our cost of operating.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $299.9 million as of September 30, 2006 and $269.9 million as of December 31, 2005. Our depreciation expense was $32.8 million for the first nine months of 2006 and $27.8 million for the first nine months of 2005. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2006 by approximately $5.3 million, or 1.8%.

In the first nine months of 2006, we replaced most of our company-owned tractors within 3.75 years and our trailers within 7 years after purchase.  Our useful lives for depreciating tractors is 5 years and trailers is 7 years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after 5 years for tractors and 7 years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a 5-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 43.75% of cost at the 3.75-year replacement date as using a 3.75-year useful life and 43.75% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our 5-year useful life and 25% salvage value compared with a 3.75-year useful life and 43.75% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.9 million as of September 30, 2006, and $13.1 million as of December 31, 2005. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2006 would have needed to increase by approximately $2.0 million.

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

Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 addresses how the effects of prior year misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.  We are currently evaluating SAB 108 and have not yet determined the impact, if any, on our results of operations or financial position.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $10.7 million outstanding at September 30, 2006, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $5.7 million outstanding at September 30, 2006, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%.  Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $164,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 6.14% at September 30, 2006. As of September 30, 2006, we had borrowed $43.4 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $434,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2005.

Item 6.       Exhibits.

Item No.	Item	Method of Filing

10.27	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

MARTEN TRANSPORT, LTD.

Dated: November 9, 2006	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2006	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2006

Item No.	Item	Method of Filing

10.27	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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