Form 10-K
period 2006-12-31
MARTEN TRANSPORT LTD
filed 2007-03-15
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE		39-1140809
(State of incorporation)		(I.R.S. employer identification no.)

129 MARTEN STREET
MONDOVI, WISCONSIN	54755	(715) 926-4216
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ STOCK MARKET LLC
(NASDAQ GLOBAL SELECT MARKET)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

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

As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $331,976,000.

As of March 1, 2007, 21,764,773 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 1, 2007, or 2007 Proxy Statement.

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

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. and its consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.  BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2006, we generated $518.9 million in operating revenue.  The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers.  Generally, we are paid by the mile for our services.  We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services.  Our operating revenue also includes revenue from fuel surcharges and non-freight revenue, primarily logistics services.  Approximately 80% of our freight revenue resulted from hauling temperature-sensitive products and 20% from hauling dry freight. We operate throughout the United States and in parts of Canada, with substantially all of our revenue generated from within the United States. Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2006, our average length of haul was 937 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,602 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We currently have one reportable segment — long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.  Financial information regarding this segment can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2006, our two largest customers were General Mills and Kraft.

Our marketing efforts are conducted by a staff of approximately 95 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 7.5% during 2006, and a tractor to non-driver employee ratio of 5.6-to-1 as of December 31, 2006. Both of these statistics, which have remained steady over the last several years, point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

In addition to our traditional truckload services, we offer our customers additional transportation options through our logistics operations, which include the third-party brokerage services of MW Logistics, LLC, or MWL, as well as our own logistics division with brokerage services we initiated in April 2005 and our own intermodal services we initiated in October 2005.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of a trip.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2006, our top 30 customers accounted for approximately 77% of our revenue, and our top ten customers accounted for 52% of our revenue.  Each of our top ten customers has been a significant customer of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers.  General Mills accounted for 17% of our revenue in 2006.  We believe our relationship with this key customer is sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 262 of our drivers as of December 31, 2006 have driven more than one million miles for us without a preventable accident. Our turnover for all drivers, including company-employed and independent contractor drivers, was 73% for 2006, compared with an industry average that is estimated at approximately 120% by the American Trucking Associations.

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

As of December 31, 2006, we had approximately 2,727 employees. This total consists of approximately 2,266 drivers, 162 mechanics and maintenance personnel, and 299 support personnel, which includes management and administration. As of that date, we also contracted with 365 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2006, we operated a fleet of 2,602 tractors, including 2,237 company-owned tractors and 365 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2006 was approximately 1.5 years.  In 2006, we replaced most of our company-owned tractors within approximately 3.75 years after purchase. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 now that the current round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, has gone into effect.  This will allow us the opportunity to evaluate the new engine technology before adopting it on a larger scale.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. The percentage of our fleet provided by independent contractors was 14% as of December 31, 2006.

As of December 31, 2006, we operated a fleet of 3,774 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2006 was approximately 2.2 years. In 2006, we replaced most of our company-owned trailers within approximately seven years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $1.0 million on each auto liability claim and also are responsible for up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We maintain insurance above the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2006, 98% of our fuel purchases were made at these designated locations.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005.  The rules effective October 1, 2005, did not substantially change the existing rules but created a moderate reduction in the amount of time available to drivers in longer lengths of haul, which reduced equipment productivity in those lanes.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations.  The regulations did not have a significant impact on our operations or financial results in 2004 through 2006.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2004 through 2006.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2006, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 52% of our revenue; our top five customers accounted for approximately 40% of our revenue; and our top two customers accounted for approximately 25% of our revenue. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.   A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, and eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. The current round of restrictions took effect in 2007.  Compliance with the 2007 EPA standards is expected to result in further declines in fuel economy, and may result in further increases in the cost of new tractors.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.   We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but created a moderate reduction in the amount of time available to drivers in longer lengths of haul, which reduced equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could aversely affect our profitability.

Service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships.  In the future, our dependence on railroads will increase if we continue to expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

Our management information systems may prove inadequate.  We depend upon our management information systems for many aspects of our business.  Some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems.  Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy, including our logistics and intermodal services.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

ITEM 4A.            EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2007, are as follows:

Name	Age	Position
Randolph L. Marten	54	Chairman of the Board, President, Chief Executive Officer and Director

Robert G. Smith	63	Chief Operating Officer

Timothy P. Nash	55	Executive Vice President of Sales and Marketing

James J. Hinnendael	43	Chief Financial Officer

Donald J. Hinson	47	Vice President of Operations

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

PART II

ITEM 5.                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.”  The table below shows the range of high and low bid prices for the quarters indicated on the NASDAQ Global Select Market beginning July 1, 2006, and on the NASDAQ National Market prior to such date.  Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year ended December 31, 2006
Fourth Quarter	$19.78	$15.92
Third Quarter	23.48	14.51
Second Quarter	24.45	18.00
First Quarter	24.71	17.67
Year ended December 31, 2005
Fourth Quarter	$19.56	$14.83
Third Quarter	17.15	13.91
Second Quarter	14.51	11.33
First Quarter	16.65	13.24

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On March 1, 2007, we had 259 record stockholders, and approximately 1,579 beneficial stockholders of our common stock.  On December 12, 2005, we effected a three-for-two stock split in the form of a 50% stock dividend.  The foregoing stock prices have been adjusted to give retroactive effect to the stock split for all periods presented.

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

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2006.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Hemscott, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on January 1, 2002, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
FOR THE YEAR
Operating revenue	$518,890	$460,202	$380,048	$334,667	$293,096
Operating income	41,169	42,867	31,345	20,336	11,861
Net income	24,518	25,061	17,536	11,842	5,973
Operating ratio	92.1%	90.7%	91.8%	93.9%	96.0%

PER-SHARE DATA (1)
Basic earnings per common share	$1.13	$1.16	$0.83	$0.71	$0.42
Diluted earnings per common share	1.12	1.14	0.81	0.68	0.41
Book value	10.15	8.99	7.82	7.00	5.53

AT YEAR END
Total assets	$410,822	$349,733	$288,929	$249,595	$216,018
Long-term debt	58,659	48,300	30,257	27,857	63,629
Stockholders’ equity	220,993	193,917	167,921	144,534	79,220

(1)          Restated to reflect the three-for-two stock splits in the form of 50% stock dividends on December 12, 2005, December 5, 2003 and July 24, 2003.

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” beginning on page 5.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Overview

The primary source of our operating revenue is freight revenue, which we generate by transporting freight for our customers.  Generally, we are paid by the mile for our services.  We also derive freight revenue from loading and unloading activities, equipment detention and other accessorial services. Our operating revenue also includes revenue from fuel surcharges and non-freight revenue, which consists of logistics services provided by MWL, as well as our own logistics division with brokerage services initiated in April 2005 and our own intermodal services initiated in October 2005.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of a trip.  The main factors that affect our freight revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market and specific customer demand. We monitor our revenue production primarily through revenue per tractor per week. We also analyze our rate per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

In discussing our results of operations, we have included in certain instances a discussion of freight revenue, which excludes fuel surcharge and non-freight revenue.  We do this because we believe that freight revenue provides a more consistent basis for comparing our results of operations from period to period.

In 2006, we increased our operating revenue by $58.7 million, or 12.8%, including an increase in our freight revenue of $16.2 million, or 4.2%, compared with 2005.  Our average freight revenue per tractor per week increased 1.4%, due to a 4.2% improvement in average freight revenue per total mile, partially offset by a 2.7% decrease in average miles per tractor.  The improvement in asset productivity helped mitigate the continuing challenges of a tight driver market, which limited our fleet growth, and high fuel prices.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our fuel surcharge revenue in 2006 increased by $20.1 million, or 35.1%, compared with 2005, primarily due to significantly higher average fuel prices in 2006.  Our non-freight revenue in 2006 increased by $22.4 million, or 132.9%, compared with 2005, due to increased logistics services provided by MWL, as well as our formation of a logistics division with brokerage services in April 2005 and intermodal services in October 2005.  We increased our average operating revenue per tractor per week 9.7% in 2006.   Our weighted average number of tractors increased 2.7% in 2006 over 2005.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.1% in 2006 compared with 90.7% in 2005.  Our net income decreased $543,000, or 2.2%, from 2005.  Our earnings per diluted share decreased to $1.12 in 2006 from $1.14 in 2005.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2006, we had approximately $58.7 million of long-term debt, including current maturities, and $221.0 million in stockholders’ equity.  In 2006, we spent approximately $97.3 million, net of proceeds from dispositions, primarily for new revenue equipment, and recognized a gain of $7.0 million on the disposition of used equipment.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million in 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2006, we expect to generate cash flows to retire a substantial amount of our debt in 2007 or provide flexibility for other purposes.   Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007 now that the current round of diesel emissions reduction directives of the EPA has gone into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

Share-based Payment Arrangement Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results.  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Total share-based compensation expense recorded in 2006 was $447,000 ($318,000 net of income tax benefit), which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R.  No share-based compensation expense was recorded in 2005 or 2004, however such expense would have been $177,000 ($108,000 net of income tax benefit) and $258,000 ($157,000 net of income tax benefit), respectively, had we recognized share-based expense in net income under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Unrecognized compensation expense from unvested service-based stock option awards was $1.2 million as of December 31, 2006 and is expected to be recorded over a weighted-average period of 3.3 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $767,000 as of December 31, 2006 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Stock Split

On December 12, 2005, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend.  Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2006	2005	2004
Average operating revenue per total mile	$1.905	$1.689	$1.445
Average freight revenue per total mile (1)	$1.477	$1.417	$1.316
Average miles per tractor(2)	108,781	111,823	116,668
Average operating revenue per tractor per week(2)	$3,974	$3,622	$3,232
Average freight revenue per tractor per week(1) (2)	$3,081	$3,039	$2,944
Total miles — company-employed drivers (in thousands)	222,579	206,205	185,019
Total miles — independent contractors (in thousands)	49,810	66,293	78,054

(1)          Excludes revenue from fuel surcharges and non-freight revenue.

(2)          Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 365, 423 and 557 tractors as of December 31, 2006, 2005, and 2004, respectively.

                    Note — The above operating statistics exclude tractors and miles associated with non-freight revenue.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table sets forth for the years indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005
Freight revenue	$402,327	$386,131	$16,196	4.2%
Fuel surcharge revenue	77,265	57,198	20,067	35.1
Non-freight revenue	39,298	16,873	22,425	132.9
Operating revenue	$518,890	$460,202	$58,688	12.8%

Fuel surcharge revenue for our intermodal operations, which was classified within non-freight revenue in the fourth quarter of 2005, has been reclassified to fuel surcharge revenue in the above table.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2006 vs. 2005	2006 vs. 2005	2006	2005
Operating revenue	$58,688	12.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	17,796	14.1	27.8	27.5
Purchased transportation	2,512	3.1	16.3	17.8
Fuel and fuel taxes	27,357	25.4	26.0	23.4
Supplies and maintenance	4,963	17.6	6.4	6.1
Depreciation	6,131	16.0	8.5	8.3
Operating taxes and licenses	463	6.6	1.4	1.5
Insurance and claims	2,269	12.0	4.1	4.1
Communications and utilities	237	7.0	0.7	0.7
Gain on disposition of revenue equipment	(3,047)	(77.3)	(1.3)	(0.9)
Other	1,705	18.3	2.1	2.0
Total operating expenses	60,386	14.5	92.1	90.7
Operating income	(1,698)	(4.0)	7.9	9.3
Other expenses (income):
Interest expense	1,203	51.0	0.7	0.5
Interest income and other	616	35.8	(0.2)	(0.4)
Minority interest	27	3.6	0.1	0.2
	1,846	133.8	0.6	0.3
Income before income taxes	(3,544)	(8.5)	7.3	9.0
Provision for income taxes	(3,001)	(18.3)	2.6	3.6
Net income	$(543)	(2.2)%	4.7%	5.4%

Our operating revenue increased $58.7 million, or 12.8%, to $518.9 million in 2006 from $460.2 million in 2005.  Freight revenue increased $16.2 million, or 4.2%, to $402.3 million in 2006 from $386.1 million in 2005.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our fuel surcharge revenue increased $20.1 million, or 35.1%, to $77.3 million in 2006 from $57.2 million in 2005 primarily due to significantly higher average fuel prices in 2006 more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in 2006 resulted from increased logistics services provided by MWL, as well as our formation of a logistics division with brokerage services in April 2005 and intermodal services in October 2005.  Our revenue, before fuel surcharges, increased $38.6 million, or 9.6%, in 2006 from 2005.  Our average operating revenue per tractor per week increased 9.7% in 2006 from 2005.  Our average freight revenue per tractor per week increased 1.4% in 2006 from 2005, due to a 4.2% increase in average freight revenue per total mile partially offset by a 2.7% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.7% in 2006 from 2005.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in 2006.

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the size of our company-owned fleet and the miles driven by company drivers, along with an increase in the amount paid to company drivers of 2 cents per mile effective April 1, 2005.    Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $1.9 million in 2006.  These increases were partially offset by a decrease of $960,000 in compensation expensed for our non-driver employees under our incentive compensation program from 2005.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $2.5 million, or 3.1%, in 2006 from 2005.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments, decreased $14.6 million, or 25.2%, in 2006, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations were $29.7 million in 2006 and $11.9 million in 2005.  The amount of fuel surcharges passed through to independent contractors decreased $722,000 in 2006.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $77.3 million in 2006 and $57.2 million in 2005, increased $7.3 million, or 14.4%, to $57.8 million in 2006 from $50.5 million in 2005. The increase was primarily due to a 7.9% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.60 per gallon in 2006 from an average of $2.29 per gallon in 2005.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government mandated emissions standards, which became effective October 1, 2002, have resulted in less fuel-efficient engines, and that more restrictive emissions standards that took effect in 2007 will result in further declines in engine efficiency.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in 2006 primarily resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  Our maintenance practices were consistent with 2005.

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2006.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in 2006 was comprised of a $3.0 million increase in the cost of self-insured accident claims partially offset by a $735,000 decrease in insurance premiums.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In 2006, increases in the market value for used revenue equipment along with additional planned revenue equipment dispositions caused our gain on disposition of revenue equipment to increase to $7.0 million from $3.9 million in 2005.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.1% in 2006 compared with 90.7% in 2005.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The increase in interest expense was primarily the result of higher average debt balances outstanding in 2006.

Our effective income tax rate decreased to 35.4% in 2006 compared with 39.6% in 2005 primarily because we decreased our deferred income tax liability by 3.3% of income before income taxes.  Our effective income tax rate in 2006 included a revision to our previously recorded deferred income tax liability of 2.8% of income before income taxes, primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.  We expect our effective income tax rate to be in the range of 37% to 39% in 2007.

As a result of the factors described above, net income decreased 2.2%, to $24.5 million in 2006 from $25.1 million in 2005. Net earnings per share decreased to $1.12 per diluted share in 2006 from $1.14 per diluted share in 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table sets forth for the years indicated the components of our operating revenue and the dollar and percentage change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2005	2004	2005 vs. 2004	2005 vs. 2004
Freight revenue	$386,131	$346,160	$39,971	11.5%
Fuel surcharge revenue	57,198	26,920	30,278	112.5
Non-freight revenue	16,873	6,968	9,905	142.1
Operating revenue	$460,202	$380,048	$80,154	21.1%

Fuel surcharge revenue for our intermodal operations, which was classified within non-freight revenue in the fourth quarter of 2005, has been reclassified to fuel surcharge revenue in the above table.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2005 vs. 2004	2005 vs. 2004	2005	2004
Operating revenue	$80,154	21.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	19,270	18.0	27.5	28.2
Purchased transportation	4,039	5.2	17.8	20.5
Fuel and fuel taxes	36,810	51.9	23.4	18.7
Supplies and maintenance	3,090	12.3	6.1	6.6
Depreciation	5,472	16.7	8.3	8.6
Operating taxes and licenses	748	11.9	1.5	1.7
Insurance and claims	310	1.7	4.1	4.9
Communications and utilities	230	7.3	0.7	0.8
Gain on disposition of revenue equipment	(1,722)	(77.5)	(0.9)	(0.6)
Other	385	4.3	2.0	2.3
Total operating expenses	68,632	19.7	90.7	91.8
Operating income	11,522	36.8	9.3	8.2
Other expenses (income):
Interest expense	287	13.8	0.5	0.5
Interest income and other	(229)	(15.3)	(0.4)	(0.4)
Minority interest	690	1,352.9	0.2	—
	748	118.4	0.3	0.2
Income before income taxes	10,774	35.1	9.0	8.1
Provision for income taxes	3,249	24.7	3.6	3.5
Net income	$7,525	42.9%	5.4%	4.6%

Our operating revenue increased $80.2 million, or 21.1%, to $460.2 million in 2005 from $380.0 million in 2004.  Freight revenue increased $40.0 million, or 11.5%, to $386.1 million in 2005 from $346.2 million in 2004.  We were able to increase our freight revenue by increasing our freight rates, the size of our fleet, our detention charges and our business with existing and new customers.  Our fuel surcharge revenue increased $30.3 million, or 112.5%, to $57.2 million in 2005 from $26.9 million in 2004 primarily due to significantly higher average fuel prices in 2005 more fully discussed below under “fuel and fuel taxes.”  The increase in non-freight revenue in 2005 resulted from increased logistics services provided by MWL, as well as our formation of a logistics division with brokerage services in April 2005 and intermodal services in

October 2005.  Our average operating revenue per tractor per week increased 12.1% in 2005 from 2004.  Our average freight revenue per tractor per week increased 3.2% in 2005 from 2004, due to a 7.7% increase in average freight revenue per total mile partially offset by a 4.2% decrease in average miles per tractor.  Our weighted average number of tractors increased 8.1% in 2005 from 2004.

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

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $57.2 million in 2005 and $26.9 million in 2004, increased $6.5 million, or 14.8%, to $50.5 million in 2005 from $44.0 million in 2004. The increase was primarily due to an 11.5% increase in miles, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.29 per gallon in 2005 from an average of $1.71 per gallon in 2004.

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

Our effective income tax rate was 39.6% in 2005 compared with 42.9% in 2004.  This decrease resulted primarily from increasing our deferred income tax liability in 2004 by 4.8% of income before income taxes as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.

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

(In thousands)	2006	2005	2004
Net cash flows provided by operating activities	$77,070	$72,472	$50,890
Net cash flows used for investing activities	86,848	88,557	58,829
Long-term debt, including current maturities, at December 31	58,659	48,300	30,257

In 2006, we spent approximately $97.3 million, net of proceeds from dispositions, to purchase new revenue equipment and also recognized a gain of $7.0 million on the disposition of used equipment.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors in 2007, to add capacity to meet growing demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million in 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2006, we expect to generate cash flows to retire a substantial amount of our debt in 2007 or provide flexibility for other purposes.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $7.1 million at December 31, 2006. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $5.7 million at December 31, 2006. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

In August 2006, we entered into a credit agreement which provides for a five-year unsecured committed credit facility in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  The credit agreement amends and restates in its entirety our prior credit agreement.  At December 31, 2006, the credit facility had an outstanding principal balance of $45.8 million, outstanding standby letters of credit of $4.5 million and remaining borrowing availability of $24.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 6.30% at December 31, 2006.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2006.

We had $6.1 million in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2006, compared with $9.1 million in receivables as of December 31, 2005. These receivables, which are collateralized by the tractors financed, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of December 31, 2006.

	Payments Due by Period
(In thousands)	2007	2008 and 2009	2010 and 2011	Thereafter	Total
Long-term debt obligations	$5,000	$6,429	$47,230	$—	$58,659
Purchase obligations for revenue equipment	29,262	—	—	—	29,262
Operating lease obligations	308	392	179	—	879
Total	$34,570	$6,821	$47,409	$—	$88,800

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.3 million in 2006, $1.2 million in 2005 and $924,000 in 2004 for fuel and tire services. In addition, we paid $2.4 million in 2006, $2.0 million in 2005 and $1.4 million in 2004 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

During 2005 and 2004, we paid Durand Builders Service, Inc. $142,000 and $493,000, respectively, for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In 2006, 2005 and 2004, we received $16.3 million, $21.1 million and $22.6 million, respectively, of our revenue from transportation services arranged by MWL.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $4.5 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2006.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout the past three years, which has increased our cost of operating.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $329.9 million as of December 31, 2006 and $269.9 million as of December 31, 2005. Our depreciation expense was $44.4 million for 2006, $38.2 million for 2005 and $32.8 million for 2004. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2006 by approximately $5.7 million, or 1.7%.

In 2006, we replaced most of our company-owned tractors within approximately 3.75 years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 43.75% of cost at the 3.75-year replacement date as using a 3.75-year useful life and 43.75% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.75-year useful life and 43.75% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $16.1 million as of December 31, 2006, and $13.1 million as of December 31, 2005. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2006 would have needed to increase by approximately $2.2 million.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We will adopt this Interpretation in the first quarter of 2007 and it is not expected to have a significant impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 addresses how the effects of prior year misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.  The adoption of SAB 108 in 2006 had no impact on our results of operations or financial position.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $7.1 million outstanding at December 31, 2006, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $5.7 million outstanding at December 31, 2006, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $129,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 6.30% at December 31, 2006. As of December 31, 2006, we had borrowed $45.8 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $458,000 in additional gross interest cost on an annual basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment the Company believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting.  This report appears on page 30.

March 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marten Transport, Ltd. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marten Transport, Ltd. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Minneapolis, Minnesota

March 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2006, listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marten Transport Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

KPMG LLP

Minneapolis, Minnesota

March 14, 2007

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
	2006	2005
(In thousands, except share information)
ASSETS
Current assets:
Cash	$2,988	$1,080
Marketable securities	300	494
Receivables:
Trade, less allowances of $861 and $928, respectively	48,005	47,383
Other	6,458	6,975
Prepaid expenses and other	14,227	13,264
Deferred income taxes	4,532	3,873
Total current assets	76,510	73,069
Property and equipment:
Revenue equipment	406,449	339,606
Buildings and land	10,945	10,877
Office equipment and other	11,335	11,797
Less accumulated depreciation	(98,841)	(92,342)
Net property and equipment	329,888	269,938
Other assets	4,424	6,726
	$410,822	$349,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$804	$1,446
Accounts payable	12,690	7,646
Insurance and claims accruals	16,073	13,126
Accrued liabilities	24,855	18,557
Current maturities of long-term debt	5,000	5,000
Total current liabilities	59,422	45,775
Long-term debt, less current maturities	53,659	43,300
Deferred income taxes	75,835	66,310
Total liabilities	188,916	155,385
Commitments and contingencies (Note 11)
Minority interest	913	431
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,764,773 shares at December 31, 2006, and 21,573,220 shares at December 31, 2005, issued and outstanding	218	216
Additional paid-in capital	73,601	71,045
Retained earnings	147,174	122,656
Total stockholders’ equity	220,993	193,917
	$410,822	$349,733

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2006	2005	2004
Operating revenue	$518,890	$460,202	$380,048
Operating expenses (income):
Salaries, wages and benefits	144,373	126,577	107,307
Purchased transportation	84,409	81,897	77,858
Fuel and fuel taxes	135,079	107,722	70,912
Supplies and maintenance	33,155	28,192	25,102
Depreciation	44,360	38,229	32,757
Operating taxes and licenses	7,514	7,051	6,303
Insurance and claims	21,183	18,914	18,604
Communications and utilities	3,635	3,398	3,168
Gain on disposition of revenue equipment	(6,990)	(3,943)	(2,221)
Other	11,003	9,298	8,913
	477,721	417,335	348,703
Operating income	41,169	42,867	31,345
Other expenses (income):
Interest expense	3,564	2,361	2,074
Interest income and other	(1,106)	(1,722)	(1,493)
Minority interest	768	741	51
	3,226	1,380	632
Income before income taxes	37,943	41,487	30,713
Provision for income taxes	13,425	16,426	13,177
Net income	$24,518	$25,061	$17,536
Basic earnings per common share	$1.13	$1.16	$0.83
Diluted earnings per common share	$1.12	$1.14	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2003	20,640	$206	$64,265	$80,063	$144,534
Net income	—	—	—	17,536	17,536
Issuance of common stock from share-based payment arrangement exercises	821	9	3,234	(4)	3,239
Tax benefits from share-based payment arrangement exercises	—	—	2,612	—	2,612
Balance at December 31, 2004	21,461	215	70,111	97,595	167,921
Net income	—	—	—	25,061	25,061
Issuance of common stock from share-based payment arrangement exercises	112	1	524	—	525
Tax benefits from share-based payment arrangement exercises	—	—	410	—	410
Balance at December 31, 2005	21,573	216	71,045	122,656	193,917
Net income	—	—	—	24,518	24,518
Issuance of common stock from share-based payment arrangement exercises	192	2	811	—	813
Tax benefits from share-based payment arrangement exercises	—	—	1,298	—	1,298
Share-based payment arrangement compensation expense	—	—	447	—	447
Balance at December 31, 2006	21,765	$218	$73,601	$147,174	$220,993

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2006	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$24,518	$25,061	$17,536
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	44,360	38,229	32,757
Gain on disposition of revenue equipment	(6,990)	(3,943)	(2,221)
Deferred tax provision	8,866	11,771	6,173
Tax benefits from share-based payment arrangement exercises	1,298	410	2,612
Excess tax benefits from share-based payment arrangement exercises	(1,156)	—	—
Share-based payment arrangement compensation expense	447	—	—
Minority interest in undistributed earnings of affiliate	482	431	—
Changes in other current operating items:
Receivables	(105)	(6,896)	(5,543)
Prepaid expenses and other	(963)	(1,395)	(1,835)
Accounts payable	5,008	3,067	896
Other current liabilities	1,305	5,737	515
Net cash provided by operating activities	77,070	72,472	50,890
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(125,388)	(117,722)	(102,989)
Proceeds from revenue equipment dispositions	37,301	32,846	30,686
Buildings and land, office equipment and other additions	(1,257)	(3,718)	(4,188)
Proceeds from buildings and land, office equipment and other dispositions	—	68	75
Net change in other assets	2,302	401	(1,570)
Purchases of marketable securities	(3,635)	(32,527)	(70,153)
Sales of marketable securities	3,829	32,095	89,310
Net cash used for investing activities	(86,848)	(88,557)	(58,829)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	131,023	130,717	58,400
Repayment of borrowings under credit facility and long-term debt	(120,664)	(112,674)	(56,000)
Issuance of common stock from share-based payment arrangement exercises	813	525	3,239
Excess tax benefits from share-based payment arrangement exercises	1,156	—	—
Change in net checks issued in excess of cash balances	(642)	(2,258)	3,155
Net cash provided by financing activities	11,686	16,310	8,794
NET CHANGE IN CASH	1,908	225	855
CASH:
Beginning of year	1,080	855	—
End of year	$2,988	$1,080	$855
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,620	$2,347	$2,131
Income taxes	$2,336	$2,966	$4,613
Non-cash investing activities:
Revenue equipment not yet paid for	$7,976	$—	$—

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

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  As a result, the accounts of MWL are included in our consolidated balance sheets as of December 31, 2006 and December 31, 2005, and in our consolidated statements of operations beginning April 1, 2004.  All material intercompany accounts and transactions have been eliminated in consolidation.  Prior to April 1, 2004, we accounted for our investment in MWL using the equity method of accounting.

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

In 2006, we replaced most of our company-owned tractors within approximately 3.75 years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $4.5 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 17% of our revenue in 2006 from a single customer whose trade receivables represented 11% of our trade receivables as of December 31, 2006.  We earned 15% of our revenue in 2005 from a single customer whose trade receivables represented 9% of our trade receivables as of December 31, 2005.  We earned 11%, 11% and 10% of our revenue in 2004 from three single customers.

Share-based payment arrangement compensation:  Under our stock incentive plans, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Effective January 1, 2006, we began recording compensation expense associated with share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Historically, we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  See Note 9 for additional discussion.

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

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Statement No. 131 establishes accounting standards for segment reporting.  We currently operate in a single segment—long-haul truckload carriage providing protective service transportation of time- and temperature-sensitive materials and general commodities.

Recent accounting pronouncements:  In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  We will adopt this Interpretation in the first quarter of 2007 and it is not expected to have a significant impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 addresses how the effects of prior year misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings.  The adoption of SAB 108 in 2006 had no impact on our results of operations or financial position.

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

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2006	2005
Tires in service	$4,545	$3,981
License fees	4,530	4,447
Parts and tires inventory	2,113	1,946
Insurance premiums	1,037	1,003
Other	2,002	1,887
	$14,227	$13,264

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2006	2005
Total minimum lease payments to be received	$7,649	$11,633
Less: unearned income	(1,511)	(2,508)
Net investment in direct financing leases	$6,138	$9,125

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

As of December 31, 2006, minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $2,938,000 in 2007, $2,362,000 in 2008, $1,694,000 in 2009, $636,000 in 2010 and $19,000 in 2011.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2006	2005
Accrued payables	$17,323	$9,939
Vacation	3,548	3,087
Salaries and wages	2,016	3,392
Current income taxes	861	921
Other	1,107	1,218
	$24,855	$18,557

3.      Long-Term Debt

                As of December 31, long-term debt consisted of the following:

(In thousands)	2006	2005
Unsecured committed credit facility in the amount of $75 million with banks maturing in September 2011 and bearing variable interest based upon either the London InterbankOffered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins (6.30% weighted average interest rate for the facility at December 31, 2006)	$45,802	$30,443
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million which began in October 2002 and bearing fixed interest at 6.78%	7,143	10,714
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million which began in April 2004 and bearing fixed interest at 8.57%	5,714	7,143
Total long-term debt	58,659	48,300
Less current maturities of long-term debt	5,000	5,000
Long-term debt, less current maturities	$53,659	$43,300

In August 2006, we entered into a credit agreement which provides for a five-year unsecured committed credit facility (“credit facility”) in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  The credit agreement amends and restates in its entirety our prior credit agreement.  At December 31, 2006, our credit facility had an outstanding principal balance of $45.8 million, outstanding standby letters of credit of $4.5 million, and remaining borrowing availability of $24.7 million.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage.  We were in compliance with all of these covenants at December 31, 2006.

Maturities of long-term debt at December 31, 2006, are as follows:

(In thousands)	Amount
2007	$5,000
2008	5,000
2009	1,429
2010	1,428
2011	45,802
$58,659

4.     Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2006:

(a) We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $1.3 million in 2006, $1.2 million in 2005 and $924,000 in 2004 for fuel and tire services.  In addition, we paid $2.4 million in 2006, $2.0 million in 2005 and $1.4 million in 2004 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We also had accounts payable to the same company of $78,000 as of December 31, 2006 and $56,000 as of December 31, 2005.

(b) We paid $142,000 in 2005 and $493,000 in 2004 for various construction projects to a company in which one of our directors is the president and owner.

(c) We provide transportation services to MWL, a 45% owned affiliate.  MWL is a third-party provider of logistics services to the transportation industry.  In 2006, 2005 and 2004, we received $16.3 million, $21.1 million and $22.6 million, respectively, of our revenue from transportation services arranged by MWL.

5.      Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2006	2005	2004
Current:
Federal	$4,159	$4,254	$5,443
State	400	401	1,561
	4,559	4,655	7,004
Deferred:
Federal	9,088	9,413	5,028
State	(222)	2,358	1,145
	8,866	11,771	6,173
Total provision	$13,425	$16,426	$13,177

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2006	2005	2004

Statutory federal income tax rate	35%	35%	35%
Increase in taxes arising from:
State income taxes, net of federal income tax benefit	—	4	6
Federal deferred income tax rate increase	—	—	4
Benefit of lower tax bracket	—	—	(1)
Decrease in accrual for tax contingencies	—	—	(1)
Other, net	—	1	—
Effective tax rate	35%	40%	43%

Our effective income tax rate decreased to 35.4% in 2006, primarily because we decreased our deferred income tax liability by $1.3 million, or 3.3% of income before income taxes.  Our effective income tax rate in 2006 included a revision to our previously recorded deferred income tax liability of 2.8% of income before income taxes, primarily due to a change in our income apportionment for several states, which produced a lower expected effective state income tax rate, net of federal impact.  Our effective income tax rate increased to 42.9% in 2004, because we increased our deferred income tax liability by a total of $1.5 million, or 4.8% of income before income taxes, during the fourth quarter of 2004 as a result of an increase in our statutory federal and state income tax rates based upon projected future taxable income.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2006	2005
Deferred tax assets:
Reserves and accrued liabilities for financial reporting in excess of tax	$7,369	$6,150
State income tax deduction for financial reporting in excess of tax	3,487	3,565
Other	473	17
	11,329	9,732
Deferred tax liabilities:
Tax depreciation in excess of depreciation for financial reporting	80,034	70,113
Prepaid expenses deducted for income tax purposes and capitalized for financial reporting	2,598	2,056
	82,632	72,169
Net deferred tax liability	$71,303	$62,437

We have not provided a valuation allowance against deferred tax assets at December 31, 2006 or 2005.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

6.      Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2006	2005	2004
Numerator:
Net income	$24,518	$25,061	$17,536
Denominator:
Basic earnings per common share - weighted-average shares	21,735	21,518	21,088
Effect of dilutive stock options	220	444	677
Diluted earnings per common share - weighted-average shares and assumed conversions	21,955	21,962	21,765
Basic earnings per common share	$1.13	$1.16	$0.83
Diluted earnings per common share	$1.12	$1.14	$0.81

Options totaling 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2006 because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  All outstanding options were included in the calculation of diluted earnings per share for 2005 and 2004.

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

9.      Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors.  Options exercised represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2006, there were 226,000 shares reserved for issuance under options outstanding under the 2005 Plan.  The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2006, there were 415,686 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with share-based awards recognized in 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

There were no options granted in 2005 or 2004.

(1)Expected option life — We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation.  We believe that this historical data is currently the best estimate of the expected term of a new option.  We use a weighted-average expected life for all awards.

(2)Expected stock price volatility — We use our stock’s historical volatility for the same period of time as the expected life.  We have no reason to believe that its future volatility will differ from the past.

(3)Risk-free interest rate — The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4)Expected dividend yield — We have not historically paid cash dividends on our common stock, and we do not expect to declare any cash dividends in the foreseeable future.

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

Total share-based compensation expense recorded in 2006 was $447,000 ($318,000 net of income tax benefit, $0.015 of earnings per basic share and $0.014 of earnings per diluted share), respectively.  All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows.  SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2006, there was $1.2 million of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded in 2005 and 2004 based on the fair-value method under SFAS 123.  The reported and pro forma net income and earnings per share in 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

	2005	2004
Net income as reported	$25,061	$17,536
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(108)	(157)
Pro forma net income	$24,953	$17,379
Basic income per share:
As reported	$1.16	$0.83
Pro forma	$1.16	$0.82
Diluted income per share:
As reported	$1.14	$0.81
Pro forma	$1.14	$0.80

As of December 31, 2006, there was a total of $1.2 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.3 years, and $767,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which our achievement of certain operating ratios is probable through 2010.  As of December 31, 2006, the performance condition was not considered probable of achievement.

Option activity in 2006 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	607,239	$5.36
Granted	226,000	23.18
Exercised	(191,553)	4.24
Outstanding at December 31, 2006	641,686	$11.98
Exercisable at December 31, 2006	380,123	$5.84

The fair value of options granted in 2006 was $1.4 million for service-based options and $767,000 for performance-based options.  There were no options granted in 2005 or 2004.  The total intrinsic value of options exercised in 2006, 2005 and 2004 was $3.4 million, $1.0 million and $6.9 million, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2006, 2005 and 2004 were $813,000, $525,000 and $3.2 million, respectively.

The following table summarizes information concerning outstanding and exercisable option awards as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	327,059	3.9	$4.56	$4,599	321,996	3.8	$4.55	$4,530
$10.76	88,627	6.8	10.76	697	48,127	6.8	10.76	378
$21.94 - $23.59	148,000	9.2	22.97	—	10,000	9.4	23.49	—
	563,686	5.7	$10.37	$5,296	380,123	4.4	$5.84	$4,908
Performance-based options:
$23.59	78,000	9.2	$23.59	$—	—	—	$—	$—

(1)            Represents the weighted-average remaining contractual life in years.

(2)            Represents the weighted-average exercise price.

(3)            Represents the aggregate intrinsic value based on our closing stock price on December 29, 2006 for in-the-money options (in thousands).

Nonvested option awards as of December 31, 2006 and changes during 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2005	86,066	$3.53	7.3
Granted	148,000	9.55	9.2
Vested	(50,503)	4.49	6.5
Nonvested at December 31, 2006	183,563	$8.12	8.5
Performance-based options:
Nonvested at December 31, 2005	—	$—	—
Granted	78,000	9.83	9.2
Vested	—	—	—
Nonvested at December 31, 2006	78,000	$9.83	9.2

The total fair value of options which vested during 2006, 2005 and 2004 was $227,000, $254,000 and $258,000, respectively.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service.  Participants are able to contribute up to the limit set by law, which in 2006 was $15,000 for participants less than age 50 and $20,000 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective contributions were not made in 2006, 2005 or 2004.  Total expense recorded for the plan was $1.1 million in 2006, $702,000 in 2005 and $404,000 in 2004.

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

10.   Fair Value of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $59.0 million at December 31, 2006, and $49.0 million at December 31, 2005.  The fair value was estimated using discounted cash flow analysis.  Current borrowing rates for similar long-term debt were used in this analysis.

11.   Commitments and Contingencies

We are committed to: (a) purchase $29.2 million of new revenue equipment in 2007; and (b) operating lease obligations totaling $879,000 through 2011.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

12.   Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2006 and 2005:

2006 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$119,555	$131,862	$135,812	$131,661	$518,890
Operating income	8,989	11,812	11,713	8,655	41,169
Net income	5,053	7,540	6,736	5,189	24,518
Basic earnings per common share	0.23	0.35	0.31	0.24	1.13
Diluted earnings per common share	0.23	0.34	0.31	0.24	1.12

2005 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth	Total
Operating revenue	$102,906	$112,800	$119,081	$125,415	$460,202
Operating income	8,276	11,556	11,046	11,989	42,867
Net income	4,815	6,763	6,374	7,109	25,061
Basic earnings per common share	0.22	0.31	0.30	0.33	1.16
Diluted earnings per common share	0.22	0.31	0.29	0.32	1.14

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2006, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.                    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS and corporate governance

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2007 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2007 Proxy Statement is incorporated in this Report by reference.

D.    Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2007 Proxy Statement is incorporated in this Report by reference.

F.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2007 Proxy Statement is incorporated in this Report by reference.

G.    Code of Ethics for Senior Financial Management.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2007 Proxy Statement is incorporated in this Report by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and related stockholder matters

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits—Equity Compensation Plan Information” sections of our 2007 Proxy Statement is incorporated in this Report by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

The information in the “Related Party Transactions” and “Election of Directors—Board and Board Committees” sections of our 2007 Proxy Statement is incorporated in this Report by reference.

ITEM 14.       principal accountant fees and services

The information in the “Fees of Independent Auditors” section of our 2007 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Part II, Item 8 of this Report):	Page
		Management’s Annual Report on Internal Control Over
		Financial Reporting	29
		Report of Independent Registered Public Accounting Firm	30
		Report of Independent Registered Public Accounting Firm	31
		Consolidated Balance Sheets as of December 31, 2006 and 2005	32
		Consolidated Statements of Operations for the years ended December 31, 2006, 2005
		and 2004	33
		Consolidated Statements of Stockholders’ Equity for the years ended December 31,
		2006, 2005 and 2004	34
		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005
		and 2004	35
		Notes to Consolidated Financial Statements	36
	2.	Financial Statement Schedules (Consolidated Financial Statement Schedule Included in Part IV of this Report):
		Schedule II—Valuation and Qualifying Accounts and Reserves	55
		Schedules not listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 56 through 58. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 14, 2007. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

		The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item15(a)(3):
		(1)	Marten Transport, Ltd. 1995 Stock Incentive Plan.
		(2)	Marten Transport, Ltd. 2005 Stock Incentive Plan.
		(3)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.
		(4)	Named Executive Officers’ Compensation Summary.
		(5)	2007 Non-employee Director Compensation Summary
		(6)	Form of Change in Control Severance Agreement.
		(7)	Executive Officer Performance Incentive Bonus Plan.
		(8)	Non-Driver Employee Performance Incentive Bonus Plan.
		(9)	Form of Non-employee Director Non-statutory Stock Option Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	MARTEN TRANSPORT, LTD.
	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Christine K. Marten

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2006	$13,126	$28,338	$(25,391	)(1)	$16,073
Year ended December 31, 2005	13,654	23,221	(23,749	)(1)	13,126
Year ended December 31, 2004	12,052	22,884	(21,282	)(1)	13,654

Allowance for doubtful accounts:
Year ended December 31, 2006	928	—	(67	)(2)	861
Year ended December 31, 2005	909	90	(71	)(2)	928
Year ended December 31, 2004	793	120	(4	)(2)	909

(1)             Claims payments

(2)             Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2006

Item No.	Item	Filing Method
3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 25, 2002 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.3	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.4	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.5	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.6	Severance Agreement and Release, dated March 6, 2006, between the Company and Franklin J. Foster	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2006.

10.7	Form of Change in Control Severance Agreement executed by Randolph L. Marten, Robert G. Smith, Timothy P. Nash, Donald J. Hinson and James J. Hinnendael	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.8	Executive Officer Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.9	Non-Driver Employee Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.10	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2006.

10.11	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

10.12	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.13

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.14	2007 Non-employee Director Compensation Summary	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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