Form 10-Q
period 2007-03-31
MARTEN TRANSPORT LTD
filed 2007-05-10
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2007

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,775,836 as of May 7, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2007	2006

ASSETS
Current assets:
Cash	$2,928	$2,988
Marketable securities	300	300
Receivables:
Trade, net	51,371	48,005
Other	5,638	6,458
Prepaid expenses and other	12,531	14,227
Deferred income taxes	4,981	4,532

Total current assets	77,749	76,510
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	440,069	428,729
Accumulated depreciation	(103,935)	(98,841)
Net property and equipment	336,134	329,888
Other assets	3,917	4,424

TOTAL ASSETS	$417,800	$410,822
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in excess of cash balances	$350	$804
Accounts payable and accrued liabilities	26,990	37,545
Insurance and claims accruals	16,172	16,073
Current maturities of long-term debt	5,000	5,000

Total current liabilities	48,512	59,422

Long-term debt, less current maturities	65,046	53,659
Deferred income taxes	77,507	75,835

Total liabilities	191,065	188,916

Minority interest	982	913

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,770,773 shares at March 31, 2007, and 21,764,773 shares at December 31, 2006, issued and outstanding	218	218
Additional paid-in capital	73,767	73,601
Retained earnings	151,768	147,174

Total stockholders’ equity	225,753	220,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,800	$410,822

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2007	2006

OPERATING REVENUE	$131,416	$119,555

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	38,413	34,419
Purchased transportation	21,820	19,168
Fuel and fuel taxes	32,812	29,584
Supplies and maintenance	8,950	7,875
Depreciation	11,723	10,674
Operating taxes and licenses	1,699	1,819
Insurance and claims	5,470	5,307
Communications and utilities	940	881
Gain on disposition of revenue equipment	(1,180)	(2,041)
Other	2,379	2,880

Total operating expenses	123,026	110,566

OPERATING INCOME	8,390	8,989

OTHER EXPENSES (INCOME):
Interest expense	1,079	842
Interest income and other	(219)	(298)
Minority interest	150	108
	1,010	652

INCOME BEFORE INCOME TAXES	7,380	8,337

PROVISION FOR INCOME TAXES	2,786	3,284

NET INCOME	$4,594	$5,053

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.23

DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.23

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	21,573	$216	$71,045	$122,656	$193,917
Net income	—	—	—	5,053	5,053
Issuance of common stock from share-based payment arrangement exercises	161	1	662	—	663
Tax benefits from share-based payment arrangement exercises	—	—	1,101	—	1,101
Share-based payment arrangement compensation expense	—	—	62	—	62
Balance at March 31, 2006	21,734	217	72,870	127,709	200,796
Net income	—	—	—	19,465	19,465
Issuance of common stock from share-based payment arrangement exercises	31	1	149	—	150
Tax benefits from share-based payment arrangement exercises	—	—	197	—	197
Share-based payment arrangement compensation expense	—	—	385	—	385
Balance at December 31, 2006	21,765	218	73,601	147,174	220,993
Net income	—	—	—	4,594	4,594
Issuance of common stock from share-based payment arrangement exercises	6	—	65	—	65
Tax benefits from share-based payment arrangement exercises	—	—	14	—	14
Share-based payment arrangement compensation expense	—	—	87	—	87
Balance at March 31, 2007	21,771	$218	$73,767	$151,768	$225,753

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$4,594	$5,053
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	11,723	10,674
Gain on disposition of revenue equipment	(1,180)	(2,041)
Deferred tax provision	1,223	2,194
Tax benefits from share-based payment arrangement exercises	14	1,101
Excess tax benefits from share-based payment arrangement exercises	(4)	(984)
Share-based payment arrangement compensation expense	87	62
Minority interest in undistributed earnings of affiliate	69	30
Changes in other current operating items	312	(3,657)
Net cash provided by operating activities	16,838	12,432

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(36,964)	(37,533)
Proceeds from revenue equipment dispositions	8,801	12,371
Buildings and land, office equipment and other additions	(246)	(370)
Proceeds from buildings and land, office equipment and other dispositions	2	—
Net change in other assets	507	108
Purchases of marketable securities	—	(3)
Net cash used for investing activities	(27,900)	(25,427)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	42,558	38,902
Repayment of borrowings under credit facility and long-term debt	(31,171)	(25,952)
Issuance of common stock from share-based payment arrangement exercises	65	663
Excess tax benefits from share-based payment arrangement exercises	4	984
Change in checks issued in excess of cash balances	(454)	(818)
Net cash provided by financing activities	11,002	13,779

NET CHANGE IN CASH	(60)	784
CASH:
Beginning of period	2,988	1,080
End of period	$2,928	$1,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,032	$744
Income taxes	$72	$243
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(11,618)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2006 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL effective March 31, 2004.  All material intercompany accounts and transactions have been eliminated in consolidation.

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on our results of operations or financial position.  Our reserves for uncertain tax positions were $15,000 as of March 31, 2007.

(2)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three months ended March 31, 2007, there was no significant activity with our share-based payment arrangements.  Total share-based compensation expense recorded in the first quarter of 2007 was $87,000 ($63,000 net of income tax benefit) and in the first quarter of 2006 was $62,000 ($49,000 net of income tax benefit).  See Note 9 to our consolidated financial statements in our 2006 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2007	2006
Numerator:
Net income	$4,594	$5,053
Denominator:
Basic earnings per common share - weighted-average shares	21,766	21,674
Effect of dilutive stock options	185	271
Diluted earnings per common share - weighted-average shares and assumed conversions	21,951	21,945

Basic earnings per common share	$0.21	$0.23
Diluted earnings per common share	$0.21	$0.23

Options totaling 231,000 and 161,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month periods ended March 31, 2007 and March 31, 2006, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

(4)  Business Segments

Beginning with fiscal 2007, we will present two reportable segments – Truckload and Logistics.  Information for prior periods has been shown in the same two segments for comparison purposes.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other accessorial services.

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations initiated in 2005, and from revenue associated with our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of each load, with the balance of each load transported by our tractors or, to a lesser extent, by contracted carriers.

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment.  The table below includes a discussion of revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing this source of revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in the table below has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Regulation G, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.  We evaluate the performance of our business segments based on operating income and operating ratio.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months
	Ended
	March 31,
(Dollars in thousands)	2007	2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$101,277	$97,073
Truckload fuel surcharge revenue	16,870	15,793
Total Truckload revenue	118,147	112,866

Logistics revenue, net of intermodal fuel surcharge revenue(1)	12,712	6,435
Intermodal fuel surcharge revenue	557	254
Total Logistics revenue	13,269	6,689
Total operating revenue	$131,416	$119,555

Operating income:
Truckload	$7,347	$8,422
Logistics	1,043	567
Total operating income	$8,390	$8,989
Operating ratio(2):
Truckload	93.8%	92.5%
Logistics	92.1	91.5
Consolidated operating ratio	93.6%	92.5%

(1) Logistics revenue is net of $3.5 million and $4.1 million of inter-segment revenue in the first quarter of 2007 and the first quarter of 2006, respectively, for loads transported by our tractors and arranged by MWL which have been eliminated in consolidation.

(2) Operating expenses as a percentage of operating revenue.

(5) Reclassifications

The tax benefits from share-based payment arrangement exercises in our 2006 consolidated condensed statement of cash flows have been reclassified to be consistent with the 2007 presentation.  This reclassification does not have a material effect on our consolidated condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2006.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Overview

The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other accessorial services.  The main factors that affect our truckload revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market and specific customer demand.  We monitor our revenue production primarily through average truckload revenue, net of fuel surcharges, per tractor per week.  We also analyze our average truckload revenue, net of fuel surcharges, per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations initiated in 2005, and from revenue associated with our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of each load, with the balance of each load transported by our tractors or, to a lesser extent, by contracted carriers.  The Logistics segment was identified as a new reportable segment as of March 31, 2007 since our Logistics operations have become a more significant part of our business.

In the first quarter of 2007, we increased our operating revenue by $11.9 million, or 9.9%.  Our operating revenue, net of fuel surcharges, increased $10.5 million, or 10.1%, compared with the first quarter of 2006.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 3.4%, due to a 2.1% improvement in average truckload revenue, net of fuel surcharges, per total mile combined with a 1.3% increase in average miles per tractor.  The improvement in asset productivity resulted from a greater percentage of our fleet being seated with drivers, which overcame a somewhat softer freight market and severe winter storms that impaired productivity.  We were able to increase our truckload revenue by increasing our rates, where justified, and increasing the size of our fleet while holding the line on non-revenue miles.  Our logistics revenue, net of fuel surcharges, increased $6.3 million, or 97.5%, compared with the first quarter of 2006 primarily due to continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.6% in the first quarter of 2007 compared with 92.5% in the first quarter of 2006.  Our earnings per diluted share decreased to $0.21 in the first quarter of 2007 from $0.23 in the first quarter of 2006.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2007, we had approximately $70.0 million of long-term debt, including current maturities, and $225.8 million in stockholders’ equity.  In the first quarter of 2007, we added approximately $16.5 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $1.2 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $11.6 million during the first quarter of 2007.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for the remainder of 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2006 for the remainder of 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2007 or provide flexibility for other purposes.   Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007 now that the current round of diesel emissions reduction directives of the EPA has gone into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing this source of revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in this quarterly report has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Regulation G, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2007	2006

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.479	$1.448
Average miles per tractor(1)	26,601	26,267
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,059	$2,959
Average tractors(1)	2,575	2,552
Total miles – company-employed drivers (in thousands)	57,168	53,444
Total miles – independent contractors (in thousands)	11,329	13,578

Logistics Segment:
Brokerage:
Revenue (in thousands)	$9,049	$5,062
Loads	4,748	3,118
Intermodal:
Revenue (in thousands)	$4,220	$1,627
Loads	1,386	537
Average tractors	24	10

(1)          Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 367 and 414 tractors as of March 31, 2007, and 2006, respectively.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$101,277	$97,073	$4,204	4.3%
Truckload fuel surcharge revenue	16,870	15,793	1,077	6.8
Total Truckload revenue	118,147	112,866	5,281	4.7

Logistics revenue, net of intermodal fuel surcharge revenue(1)	12,712	6,435	6,277	97.5
Intermodal fuel surcharge revenue	557	254	303	119.3
Total Logistics revenue	13,269	6,689	6,580	98.4

Total operating revenue	$131,416	$119,555	$11,861	9.9%

Operating income:
Truckload	$7,347	$8,422	$(1,075)	(12.8)%
Logistics	1,043	567	476	84.0
Total operating income	$8,390	$8,989	$(599)	(6.7)%

Operating ratio(2):
Truckload	93.8%	92.5%		(1.4)%
Logistics	92.1	91.5		(0.7)
Consolidated operating ratio	93.6%	92.5%		(1.2)%

(1)          Logistics revenue is net of $3.5 million and $4.1 million of inter-segment revenue in the first quarter of 2007 and the first quarter of 2006, respectively, for loads transported by our tractors and arranged by MWL which have been eliminated in consolidation.

(2)          Operating expenses as a percentage of operating revenue.

Our operating revenue increased $11.9 million, or 9.9%, to $131.4 million in the 2007 period from $119.6 million in the 2006 period.  Our operating revenue, net of fuel surcharges, increased $10.5 million, or 10.1%, to $114.0 million in the 2007 period from $103.5 million in the 2006 period.

Truckload segment revenue increased $5.3 million, or 4.7%, to $118.1 million in the 2007 period from $112.9 million in the 2006 period.  Truckload segment revenue, net of fuel surcharges, increased 4.3%.  We were able to increase our truckload revenue by increasing our rates, where justified, and increasing the size of our fleet while holding the line on non-revenue miles.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 3.4% in the 2007 period from the 2006 period, due to a 2.1% increase in average truckload revenue, net of fuel surcharges, per total mile combined with a 1.3% increase in average miles per tractor.  Our weighted average number of tractors increased 0.9% in the 2007 period from the 2006 period.  The improvement in asset productivity resulted from a greater percentage of our fleet being seated with drivers, which overcame a somewhat softer freight market and severe winter storms that impaired productivity.  The improvement in productivity helped mitigate an increase in operating expenses, which included a decrease in gain on disposition of revenue equipment, from the 2006 period.

Logistics segment revenue increased $6.6 million, or 98.4%, to $13.3 million in the 2007 period from $6.7 million in the 2006 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 97.5%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment to 92.1% in the 2007 period from 91.5% in the 2006 period is primarily due to an increase as a percentage of Logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue	$11,861	9.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	3,994	11.6	29.2	28.8
Purchased transportation	2,652	13.8	16.6	16.0
Fuel and fuel taxes	3,228	10.9	25.0	24.7
Supplies and maintenance	1,075	13.7	6.8	6.6
Depreciation	1,049	9.8	8.9	8.9
Operating taxes and licenses	(120)	(6.6)	1.3	1.5
Insurance and claims	163	3.1	4.2	4.4
Communications and utilities	59	6.7	0.7	0.7
Gain on disposition of revenue equipment	861	42.2	(0.9)	(1.7)
Other	(501)	(17.4)	1.8	2.4
Total operating expenses	12,460	11.3	93.6	92.5
Operating income	(599)	(6.7)	6.4	7.5
Other expenses (income):
Interest expense	237	28.1	0.8	0.7
Interest income and other	79	26.5	(0.2)	(0.2)
Minority interest	42	38.9	0.1	0.1
	358	54.9	0.8	0.5
Income before income taxes	(957)	(11.5)	5.6	7.0
Provision for income taxes	(498)	(15.2)	2.1	2.7
Net income	$(459)	(9.1)%	3.5%	4.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from an increase in the miles driven by company drivers and in the size of our company-owned fleet.  Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $658,000 in the 2007 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $2.7 million, or 13.8%, in the 2007 period from the 2006 period.  This expense, excluding fuel surcharges passed through to independent contractors and brokerage and intermodal payments, decreased $2.1 million, or 17.9%, in the 2007 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations were $9.8 million in the 2007 period and $4.7 million in the 2006 period, as our Logistics operations nearly doubled in size compared with the 2006 period.  The amount of fuel surcharges passed through to independent contractors decreased $384,000 in the 2007 period.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue of $17.4 million in the 2007 period and $16.0 million in the 2006 period, increased $1.8 million, or 13.7%, to $15.4 million in the 2007 period from $13.5 million in the 2006 period. The increase was primarily due to a 7.0% increase in miles driven by our company-owned fleet, lower fuel economy associated with inclement weather and a higher average fuel price net of surcharges.  Our fuel prices, which remain high based on historical standards, increased to an average of $2.43 per gallon in the 2007 period from an average of $2.39 per gallon in the 2006 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of these increased expenses through fuel surcharges and higher rates.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2007 period primarily resulted from our larger fleet and the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  Our maintenance practices were consistent with the 2006 period.

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2007 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of our accelerated tractor fleet replacement and higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

A decrease in the planned number of revenue equipment dispositions caused our gain on disposition of revenue equipment to decrease to $1.2 million in the 2007 period from $2.0 million in the 2006 period.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We expect that our gain on disposition of revenue equipment will remain below the 2006 level for the remainder of the year, primarily because we expect to dispose of less revenue equipment than in 2006.

A decrease in our allowance for doubtful accounts of $524,000, which reflects our low level of accounts receivable write-offs, decreased our other operating expenses in the 2007 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.6% in the 2007 period compared with 92.5% in the 2006 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The increase in interest expense was primarily the result of higher average debt balances outstanding in the 2007 period.

Our effective income tax rate decreased to 37.8% in the 2007 period from 39.4% in the 2006 period, primarily due to a change made beginning in the second quarter of 2006 in our income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income decreased 9.1%, to $4.6 million in the 2007 period from $5.1 million in the 2006 period. Net earnings per share decreased to $0.21 per diluted share in the 2007 period from $0.23 per diluted share in the 2006 period.

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

	Three Months
	Ended March 31,
(In thousands)	2007	2006
Net cash flows provided by operating activities	$16,838	$12,432
Net cash flows used for investing activities	27,900	25,427
Long-term debt, including current maturities, at March 31	70,046	61,250

In the first quarter of 2007, we added approximately $16.5 million of new revenue equipment, net of proceeds from dispositions, and also recognized a gain of $1.2 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $11.6 million during the first quarter of 2007.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007, to add capacity to meet demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for the remainder of 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2006 for the remainder of 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2007 or provide flexibility for other purposes.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $7.1 million at March 31, 2007. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $5.7 million at March 31, 2007. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At March 31, 2007, the credit facility had an outstanding principal balance of $57.2 million, outstanding standby letters of credit of $4.5 million and remaining borrowing availability of $13.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 6.30% at March 31, 2007.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2007.

We had $5.6 million in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2007, compared with $6.1 million in receivables as of December 31, 2006. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of March 31, 2007.

	Payments Due by Period
	Remainder	2008	2010
	of	and	and
(In thousands)	2007	2009	2011	Thereafter	Total
Long-term debt obligations	$5,000	$6,429	$58,617	$—	$70,046
Purchase obligations for revenue equipment	20,944	—	—	—	20,944
Operating lease obligations	230	392	179	—	801
Total	$26,174	$6,821	$58,796	$—	$91,791

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $267,000 in the first quarter of 2007 and $334,000 in the first quarter of 2006 for fuel and tire services. In addition, we paid $311,000 in the first quarter of 2007 and $386,000 in the first quarter of 2006 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

MWL, our 45% owned affiliate, is a third-party provider of logistics services to the transportation industry.  In the first quarter of 2007 and the first quarter of 2006, we received $3.5 million and $4.1 million, respectively, of our revenue from transportation services arranged by MWL.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $4.5 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2007.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2006 and the first quarter of 2007, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout 2006 and the first quarter of 2007, which has increased our cost of operating.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated condensed financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated condensed financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe that the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated condensed financial statements.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $336.1 million as of March 31, 2007 and $329.9 million as of December 31, 2006. Our depreciation expense was $11.7 million for the first quarter of 2007 and $10.7 million for the first quarter of 2006. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2007 by approximately $6.0 million, or 1.8%.

In the first quarter of 2007, we replaced most of our company-owned tractors within approximately three years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 55% of cost at the three-year replacement date as using a three-year useful life and 55% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a three-year useful life and 55% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $4.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $16.2 million as of March 31, 2007, and $16.1 million as of December 31, 2006. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2007 would have needed to increase by approximately $2.3 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all share-based payment arrangements granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R).  Under the fair value recognition provisions of SFAS 123R, we record share-based compensation expense net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period for service-based awards (normally the vesting period).  Compensation expense will be recorded for performance-based awards in the periods in which the performance condition is probable of achievement.  Determining the appropriate fair value model and calculating the fair value of share-based payment arrangements require the input of highly subjective assumptions, including the expected life of the share-based payment arrangements and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, share-based compensation expense could be different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the actual forfeiture rate is different from the estimate, share-based compensation expense could be different from what has been recorded in the current period.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated condensed balance sheets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  To the extent it is determined that it is not likely that our deferred tax assets will be recovered from future taxable income, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations.  However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any valuation allowance required in any given period.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $7.1 million outstanding at March 31, 2007, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $5.7 million outstanding at March 31, 2007, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $129,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 6.30% at March 31, 2007. As of March 31, 2007, we had borrowed $57.2 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $572,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits.

Item No.	Item	Method of Filing

10.13

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.14	Non-employee Director Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.15	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.16	Amended and Restated 2006 Executive Officer Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 16, 2007.

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

MARTEN TRANSPORT, LTD.

Dated: May 10, 2007	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2007	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2007

Item No.	Item	Method of Filing

10.13

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.14	Non-employee Director Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.15	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.16	Amended and Restated 2006 Executive Officer Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 16, 2007.

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