Form 10-Q
period 2007-06-30
MARTEN TRANSPORT LTD
filed 2007-08-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2007

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,811,837 as of August 6, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2007	2006

ASSETS
Current assets:
Cash	$4,058	$2,988
Marketable securities	300	300
Receivables:
Trade, net	54,779	48,005
Other	6,442	6,458
Prepaid expenses and other	12,270	14,227
Deferred income taxes	5,126	4,532

Total current assets	82,975	76,510

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	438,996	428,729
Accumulated depreciation	(109,895)	(98,841)

Net property and equipment	329,101	329,888

Other assets	3,185	4,424

TOTAL ASSETS	$415,261	$410,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$92	$804
Accounts payable and accrued liabilities	26,869	37,545
Insurance and claims accruals	16,281	16,073
Current maturities of long-term debt	5,000	5,000

Total current liabilities	48,242	59,422

Long-term debt, less current maturities	57,823	53,659
Deferred income taxes	77,421	75,835

Total liabilities	183,486	188,916

Minority interest	1,052	913

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,811,837 shares at June 30, 2007, and 21,764,773 shares at December 31, 2006, issued and outstanding	218	218
Additional paid-in capital	74,393	73,601
Retained earnings	156,112	147,174

Total stockholders’ equity	230,723	220,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,261	$410,822

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2007	2006	2007	2006

OPERATING REVENUE	$138,821	$131,862	$270,237	$251,417

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	38,565	35,820	76,978	70,239
Purchased transportation	24,679	21,712	46,499	40,880
Fuel and fuel taxes	37,126	35,350	69,938	64,934
Supplies and maintenance	8,966	8,131	17,916	16,006
Depreciation	11,727	10,892	23,450	21,566
Operating taxes and licenses	1,726	1,832	3,425	3,651
Insurance and claims	5,376	4,665	10,846	9,972
Communications and utilities	970	857	1,910	1,738
Gain on disposition of revenue equipment	(1,268)	(1,699)	(2,448)	(3,740)
Other	2,913	2,490	5,292	5,370

Total operating expenses	130,780	120,050	253,806	230,616

OPERATING INCOME	8,041	11,812	16,431	20,801

OTHER EXPENSES (INCOME):
Interest expense	1,042	913	2,121	1,755
Interest income and other	(126)	(303)	(345)	(601)
Minority interest	79	242	229	350
	995	852	2,005	1,504

INCOME BEFORE INCOME TAXES	7,046	10,960	14,426	19,297

PROVISION FOR INCOME TAXES	2,702	3,420	5,488	6,704

NET INCOME	$4,344	$7,540	$8,938	$12,593

BASIC EARNINGS PER COMMON SHARE	$0.20	$0.35	$0.41	$0.58

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.34	$0.41	$0.57

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	21,573	$216	$71,045	$122,656	$193,917
Net income	—	—	—	12,593	12,593
Issuance of common stock from share-based payment arrangement exercises	183	2	751	—	753
Tax benefits from share-based payment arrangement exercises	—	—	1,288	—	1,288
Share-based payment arrangement compensation expense	—	—	261	—	261
Balance at June 30, 2006	21,756	218	73,345	135,249	208,812
Net income	—	—	—	11,925	11,925
Issuance of common stock from share-based payment arrangement exercises	9	—	60	—	60
Tax benefits from share-based payment arrangement exercises	—	—	10	—	10
Share-based payment arrangement compensation expense	—	—	186	—	186
Balance at December 31, 2006	21,765	218	73,601	147,174	220,993
Net income	—	—	—	8,938	8,938
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	207	—	207
Share-based payment arrangement compensation expense	—	—	282	—	282
Balance at June 30, 2007	21,812	$218	$74,393	$156,112	$230,723

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$8,938	$12,593
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	23,450	21,566
Gain on disposition of revenue equipment	(2,448)	(3,740)
Deferred tax provision	992	3,537
Tax benefits from share-based payment arrangement exercises	207	1,288
Excess tax benefits from share-based payment arrangement exercises	(168)	(1,152)
Share-based payment arrangement compensation expense	282	261
Minority interest in undistributed earnings of affiliate	139	264
Changes in other current operating items	(1,898)	(3,887)
Net cash provided by operating activities	29,494	30,730

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(50,208)	(59,127)
Proceeds from revenue equipment dispositions	16,641	21,085
Buildings and land, office equipment and other additions	(628)	(648)
Proceeds from buildings and land, office equipment and other dispositions	609	—
Net change in other assets	1,239	942
Purchases of marketable securities	—	(1,798)
Sales of marketable securities	—	1,690
Net cash used for investing activities	(32,347)	(37,856)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	72,170	63,798
Repayment of borrowings under credit facility and long-term debt	(68,006)	(56,034)
Issuance of common stock from share-based payment arrangement exercises	303	753
Excess tax benefits from share-based payment arrangement exercises	168	1,152
Change in checks issued in excess of cash balances	(712)	(1,238)
Net cash provided by financing activities	3,923	8,431

NET CHANGE IN CASH	1,070	1,305

CASH:
Beginning of period	2,988	1,080

End of period	$4,058	$2,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,164	$1,564
Income taxes	$1,643	$301
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(13,371)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

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

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on our results of operations or financial position.  Our reserves for uncertain tax positions were $24,000 as of June 30, 2007.

(2)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three-month and six-month periods ended June 30, 2007, there was no significant activity with our share-based payment arrangements.  Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2007 was $195,000 ($133,000 net of income tax benefit) and $282,000 ($196,000 net of income tax benefit).  Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2006 was $199,000 ($134,000 net of income tax benefit) and $261,000 ($183,000 net of income tax benefit).  See Note 9 to our consolidated financial statements in our 2006 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$4,344	$7,540	$8,938	$12,593
Denominator:
Basic earnings per common share - weighted-average shares	21,789	21,747	21,778	21,711
Effect of dilutive stock options	182	216	184	247
Diluted earnings per common share - weighted-average shares and assumed conversions	21,971	21,963	21,962	21,958

Basic earnings per common share	$0.20	$0.35	$0.41	$0.58
Diluted earnings per common share	$0.20	$0.34	$0.41	$0.57

Options totaling 231,000 and 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and June 30, 2006, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.

(4)  Business Segments

Beginning with fiscal 2007, our presentation includes two reportable segments – Truckload and Logistics.  Information for prior periods has been shown in the same two segments for comparison purposes.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other accessorial services.

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

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment.  The table below presents revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing this source of revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in the table below has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.  We evaluate the performance of our business segments based on operating income and operating ratio.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,354	$101,823	$204,631	$198,896
Truckload fuel surcharge revenue	20,357	20,415	37,227	36,208
Total Truckload revenue	123,711	122,238	241,858	235,104

Logistics revenue, net of intermodal fuel surcharge revenue(1)	14,388	9,167	27,100	15,602
Intermodal fuel surcharge revenue	722	457	1,279	711
Total Logistics revenue	15,110	9,624	28,379	16,313

Total operating revenue	$138,821	$131,862	$270,237	$251,417

Operating income:
Truckload	$7,065	$10,921	$14,412	$19,343
Logistics	976	891	2,019	1,458
Total operating income	$8,041	$11,812	$16,431	$20,801

Operating ratio(2):
Truckload	94.3%	91.1%	94.0%	91.8%
Logistics	93.5	90.7	92.9	91.1
Consolidated operating ratio	94.2%	91.0%	93.9%	91.7%

(1)          Logistics revenue is net of $3.5 million and $7.0 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2007, respectively, for loads transported by our tractors and arranged by MWL which have been eliminated in consolidation.  Inter-segment revenue was $4.0 million and $8.1 million for the three-month and six-month periods ended June 30, 2006.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2006, as supplemented by Item 1A to Part II of this report.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations initiated in 2005, and from revenue associated with our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the movement of our trailers on railroad flatcars for a portion of each load, with the balance of each load transported by our tractors or, to a lesser extent, by contracted carriers.  The Logistics segment was identified as a new reportable segment for our first quarter of 2007 since our Logistics operations have become a more significant part of our business.

In the first six months of 2007, we increased our operating revenue by $18.8 million, or 7.5%.  Our operating revenue, net of fuel surcharges, increased $17.2 million, or 8.0%, compared with the first six months of 2006.  Our average truckload revenue, net of fuel surcharges, per tractor per week decreased 0.1%, due to a 1.0% decrease in average miles per tractor offset by a 1.0% increase in average truckload revenue, net of fuel surcharges, per total mile.  We were able to increase our truckload revenue by increasing our rates, where justified, and increasing the size of our fleet and our business with existing and new customers.  The slight reduction in tractor productivity within a more challenging freight environment, along with an increase in our overall cost structure, resulted in decreased profitability from the first six months of 2006.  Our logistics revenue, which represented 10.5% of our operating revenue in the first six months of 2007, increased $12.1 million, or 74.0%, compared with the first six months of 2006 primarily due to continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.9% in the first six months of 2007 compared with 91.7% in the first six months of 2006.  Our earnings per diluted share decreased to $0.41 in the first six months of 2007 from $0.57 in the first six months of 2006.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2007, we had approximately $62.8 million of long-term debt, including current maturities, and $230.7 million in stockholders’ equity.  In the first six months of 2007, we added approximately $20.2 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $2.4 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $13.4 million during the first six months of 2007.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $37 million for the remainder of 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and that operating margins for the remainder of 2007 will be similar to the first six months of 2007 and in 2006, we expect to generate cash flows to retire a substantial amount of our debt in the remainder of 2007 or provide flexibility for other purposes.   Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007 now that the current round of diesel emissions reduction directives of the EPA has gone into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing this source of revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in this quarterly report has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.470	$1.472	$1.474	$1.460
Average miles per tractor(1)	27,494	28,407	54,081	54,631
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,108	$3,216	$3,083	$3,085
Average tractors (1)	2,558	2,435	2,567	2,493
Total miles – company-employed drivers (in thousands)	58,361	56,016	115,529	109,460
Total miles – independent contractors (in thousands)	11,968	13,164	23,297	26,742
			`
Logistics Segment:
Brokerage:
Revenue (in thousands)	$10,376	$6,632	$19,425	$11,694
Loads	5,657	4,007	10,405	7,125
Intermodal:
Revenue (in thousands)	$4,734	$2,992	$8,954	$4,619
Loads	1,528	994	2,914	1,531
Average tractors	26	20	25	15

(1)          Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 368 and 388 tractors as of June 30, 2007, and 2006, respectively.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended June 30,		Dollar Change Three Months Ended June 30,	Percentage Change Three Months Ended June 30,
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,354	$101,823	$1,531	1.5%
Truckload fuel surcharge revenue	20,357	20,415	(58)	(0.3)
Total Truckload revenue	123,711	122,238	1,473	1.2

Logistics revenue, net of intermodal fuel surcharge revenue(1)	14,388	9,167	5,221	57.0
Intermodal fuel surcharge revenue	722	457	265	58.0
Total Logistics revenue	15,110	9,624	5,486	57.0

Total operating revenue	$138,821	$131,862	$6,959	5.3%

Operating income:
Truckload	$7,065	$10,921	$(3,856)	(35.3)%
Logistics	976	891	85	9.5
Total operating income	$8,041	$11,812	$(3,771)	(31.9)%

Operating ratio(2):
Truckload	94.3%	91.1%		(3.5)%
Logistics	93.5	90.7		(3.1)
Consolidated operating ratio	94.2%	91.0%		(3.5)%

(1)          Logistics revenue is net of $3.5 million and $4.0 million of inter-segment revenue in the 2007 and 2006 periods, respectively, for loads transported by our tractors and arranged by MWL which have been eliminated in consolidation.

(2)          Operating expenses as a percentage of operating revenue.

Our operating revenue increased $7.0 million, or 5.3%, to $138.8 million in the 2007 period from $131.9 million in the 2006 period.  Our operating revenue, net of fuel surcharges, increased $6.8 million, or 6.1%, to $117.7 million in the 2007 period from $111.0 million in the 2006 period.

Truckload segment revenue increased $1.5 million, or 1.2%, to $123.7 million in the 2007 period from $122.2 million in the 2006 period.  Truckload segment revenue, net of fuel surcharges, increased 1.5%.  We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers, despite a decrease in average revenue per tractor within a more challenging freight environment during the 2007 period.  Our average truckload revenue, net of fuel surcharges, per tractor per week decreased 3.4% in the 2007 period from the 2006 period, due to a 3.2% decrease in average miles per tractor combined with a 0.1% decrease in average truckload revenue, net of fuel surcharges, per total mile.  Our weighted average number of tractors increased 5.1% in the 2007 period from the 2006 period.  The reduction in tractor productivity within a more challenging freight environment, which less effectively covered fixed costs, along with an increase in our overall cost structure, resulted in decreased profitability from the 2006 period.

Logistics segment revenue increased $5.5 million, or 57.0%, to $15.1 million in the 2007 period from $9.6 million in the 2006 period.  Logistics segment revenue, net of intermodal fuel surcharges, also increased 57.0%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in the 2007 period was primarily due to an increase as a percentage of Logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue	$6,959	5.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,745	7.7	27.8	27.2
Purchased transportation	2,967	13.7	17.8	16.5
Fuel and fuel taxes	1,776	5.0	26.7	26.8
Supplies and maintenance	835	10.3	6.5	6.2
Depreciation	835	7.7	8.4	8.3
Operating taxes and licenses	(106)	(5.8)	1.2	1.4
Insurance and claims	711	15.2	3.9	3.5
Communications and utilities	113	13.2	0.7	0.6
Gain on disposition of revenue equipment	431	25.4	(0.9)	(1.3)
Other	423	17.0	2.1	1.9
Total operating expenses	10,730	8.9	94.2	91.0
Operating income	(3,771)	(31.9)	5.8	9.0
Other expenses (income):
Interest expense	129	14.1	0.8	0.7
Interest income and other	177	58.4	(0.1)	(0.2)
Minority interest	(163)	(67.4)	0.1	0.2
	143	16.8	0.7	0.6
Income before income taxes	(3,914)	(35.7)	5.1	8.3
Provision for income taxes	(718)	(21.0)	1.9	2.6
Net income	$(3,196)	(42.4)%	3.1%	5.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 4.2% increase in the miles driven by company drivers and a 7.2% increase in the size of our company-owned fleet.  Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $517,000 in the 2007 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $3.0 million in total, or 13.7%, in the 2007 period from the 2006 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $4.5 million to $11.4 million in the 2007 period from $6.8 million in the 2006 period, as our Logistics operations significantly increased in size compared with the 2006 period.  The portion of this expense related to our independent contractors, including fuel surcharges, decreased $1.6 million, or 10.6%, in the 2007 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $1.6 million, or 10.8%, to $16.0 million in the 2007 period from $14.5 million in the 2006 period. The increase was primarily due to a 4.2% increase in miles driven by our company-owned fleet and an increase in non-revenue miles from the 2006 period.  Our fuel prices, which remain high based on historical standards, were an average of $2.73 per gallon in the 2007 period, down slightly from an average of $2.75 per gallon in the 2006 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates.

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

Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2007 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in the 2007 period was primarily the result of an increase in physical damage claims with respect to our tractors and trailers.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

A decrease in the planned number of revenue equipment dispositions caused our gain on disposition of revenue equipment to decrease to $1.3 million in the 2007 period from $1.7 million in the 2006 period.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We expect that our gain on disposition of revenue equipment will remain below the 2006 level for the remainder of the year, primarily because we expect to dispose of less revenue equipment than in 2006.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.2% in the 2007 period compared with 91.0% in the 2006 period.

Our effective income tax rate increased to 38.3% in the 2007 period from 31.2% in the 2006 period, primarily because we decreased our deferred income tax liability in the 2006 period by 8.0% of income before income taxes.  This decrease was primarily due to a change in our income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income decreased to $4.3 million in the 2007 period from $7.5 million in the 2006 period. Net earnings per share decreased to $0.20 per diluted share in the 2007 period from $0.34 per diluted share in the 2006 period.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Six Months Ended June 30,		Dollar Change Six Months Ended June 30,	Percentage Change Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$204,631	$198,896	$5,735	2.9%
Truckload fuel surcharge revenue	37,227	36,208	1,019	2.8
Total Truckload revenue	241,858	235,104	6,754	2.9

Logistics revenue, net of intermodal fuel surcharge revenue(1)	27,100	15,602	11,498	73.7
Intermodal fuel surcharge revenue	1,279	711	568	80.0
Total Logistics revenue	28,379	16,313	12,066	74.0

Total operating revenue	$270,237	$251,417	$18,820	7.5%

Operating income:
Truckload	$14,412	$19,343	$(4,931)	(25.5)%
Logistics	2,019	1,458	561	38.5
Total operating income	$16,431	$20,801	$(4,370)	(21.0)%

Operating ratio(2):
Truckload	94.0%	91.8%		(2.4)%
Logistics	92.9	91.1		(2.0)
Consolidated operating ratio	93.9%	91.7%		(2.4)%

(1)          Logistics revenue is net of $7.0 million and $8.1 million of inter-segment revenue in the 2007 and 2006 periods, respectively, for loads transported by our tractors and arranged by MWL which have been eliminated in consolidation.

(2)          Operating expenses as a percentage of operating revenue.

Our operating revenue increased $18.8 million, or 7.5%, to $270.2 million in the 2007 period from $251.4 million in the 2006 period.  Our operating revenue, net of fuel surcharges, increased $17.2 million, or 8.0%, to $231.7 million in the 2007 period from $214.5 million in the 2006 period.

Truckload segment revenue increased $6.8 million, or 2.9%, to $241.9 million in the 2007 period from $235.1 million in the 2006 period.  Truckload segment revenue, net of fuel surcharges, also increased 2.9%.  We were able to increase our truckload revenue by increasing our rates, where justified, and increasing the size of our fleet and our business with existing and new customers.  Our average truckload revenue, net of fuel surcharges, per tractor per week decreased 0.1% in the 2007 period from the 2006 period, due to a 1.0% decrease in average miles per tractor offset by a 1.0% increase in average truckload revenue, net of fuel surcharges, per total mile.  Our weighted average number of tractors increased 3.0% in the 2007 period from the 2006 period.  The slight reduction in tractor productivity within a more challenging freight environment, along with an increase in our overall cost structure, resulted in decreased profitability from the 2006 period.

Logistics segment revenue increased $12.1 million, or 74.0%, to $28.4 million in the 2007 period from $16.3 million in the 2006 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 73.7%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in the 2007 period was primarily due to an increase as a percentage of Logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue	$18,820	7.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,739	9.6	28.5	27.9
Purchased transportation	5,619	13.7	17.2	16.3
Fuel and fuel taxes	5,004	7.7	25.9	25.8
Supplies and maintenance	1,910	11.9	6.6	6.4
Depreciation	1,884	8.7	8.7	8.6
Operating taxes and licenses	(226)	(6.2)	1.3	1.5
Insurance and claims	874	8.8	4.0	4.0
Communications and utilities	172	9.9	0.7	0.7
Gain on disposition of revenue equipment	1,292	34.5	(0.9)	(1.5)
Other	(78)	(1.5)	2.0	2.1
Total operating expenses	23,190	10.1	93.9	91.7
Operating income	(4,370)	(21.0)	6.1	8.3
Other expenses (income):
Interest expense	366	20.9	0.8	0.7
Interest income and other	256	42.6	(0.1)	(0.2)
Minority interest	(121)	(34.6)	0.1	0.1
	501	33.3	0.7	0.6
Income before income taxes	(4,871)	(25.2)	5.3	7.7
Provision for income taxes	(1,216)	(18.1)	2.0	2.7
Net income	$(3,655)	(29.0)%	3.3%	5.0%

The increase in salaries, wages and benefits resulted primarily from a 5.5% increase in the miles driven by company drivers and a 5.4% increase in the size of our company-owned fleet.  Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $1.2 million in the 2007 period.

Purchased transportation expense increased $5.6 million in total, or 13.7%, in the 2007 period from the 2006 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $9.7 million to $21.2 million in the 2007 period from $11.5 million in the 2006 period, as our Logistics operations significantly increased in size compared with the 2006 period.  The portion of this expense related to our independent contractors, including fuel surcharges, decreased $4.1 million, or 13.9%, in the 2007 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $3.4 million, or 12.2%, to $31.4 million in the 2007 period from $28.0 million in the 2006 period. The increase was primarily due to a 5.5% increase in miles driven by our company-owned fleet, an increase in non-revenue miles and lower fuel economy associated with inclement weather in the first quarter of 2007.  Our fuel prices, which remain high based on historical standards, increased slightly to an average of $2.58 per gallon in the 2007 period from an average of $2.57 per gallon in the 2006 period.

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

The increase in insurance and claims in the 2007 period was primarily the result of an increase in physical damage claims with respect to our tractors and trailers.

A decrease in the planned number of revenue equipment dispositions caused our gain on disposition of revenue equipment to decrease to $2.5 million in the 2007 period from $3.7 million in the 2006 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.9% in the 2007 period compared with 91.7% in the 2006 period.

Our effective income tax rate increased to 38.0% in the 2007 period from 34.7% in the 2006 period, primarily because we decreased our deferred income tax liability in the 2006 period by 4.5% of income before income taxes.  This decrease was primarily due to a change in our income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income decreased to $8.9 million in the 2007 period from $12.6 million in the 2006 period. Net earnings per share decreased to $0.41 per diluted share in the 2007 period from $0.57 per diluted share in the 2006 period.

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

	Six Months Ended June 30,
(In thousands)	2007	2006

Net cash flows provided by operating activities	$29,494	$30,730
Net cash flows used for investing activities	32,347	37,856
Net cash flows provided by financing activities	3,923	8,431
Long-term debt, including current maturities, at June 30	62,823	56,064

In the first six months of 2007, we added approximately $20.2 million of new revenue equipment, net of proceeds from dispositions, and also recognized a gain of $2.4 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $13.4 million during the first six months of 2007.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007, to add capacity to meet demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility has increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $37 million for the remainder of 2007, primarily for new revenue equipment.  Assuming net capital expenditures in that amount and that operating margins for the remainder of 2007 will be similar to the first six months of 2007 and in 2006, we expect to generate cash flows to retire a substantial amount of our debt in the remainder of 2007 or provide flexibility for other purposes.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $7.1 million at June 30, 2007. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $4.3 million at June 30, 2007. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At June 30, 2007, the credit facility had an outstanding principal balance of $51.4 million, outstanding standby letters of credit of $5.2 million and remaining borrowing availability of $18.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 6.46% at June 30, 2007.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at June 30, 2007.

We had $4.7 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2007, compared with $6.1 million in receivables as of December 31, 2006. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2007.

	Payments Due by Period
(In thousands)	Remainder of 2007	2008 and 2009	2010 and 2011	Thereafter	Total
Long-term debt obligations	$3,571	$6,429	$52,823	$—	$62,823
Purchase obligations for revenue equipment	14,226	—	—	—	14,226
Operating lease obligations	154	392	179	—	725
Total	$17,951	$6,821	$53,002	$—	$77,774

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $538,000 in the first six months of 2007 and $679,000 in the first six months of 2006 for fuel and tire services. In addition, we paid $859,000 in the first six months of 2007 and $1.1 million in the first six months of 2006 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $5.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2007.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2006 and the first six months of 2007, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout 2006 and the first six months of 2007, which has increased our cost of operating.

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

Accounts Receivable.  We are dependent on a limited number of customers, and as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $329.1 million as of June 30, 2007 and $329.9 million as of December 31, 2006. Our depreciation expense was $23.5 million for the first six months of 2007 and $21.6 million for the first six months of 2006. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2007 by approximately $6.4 million, or 1.9%.

In the first six months of 2007, we replaced most of our company-owned tractors within approximately three years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 55% of cost at the three-year replacement date as using a three-year useful life and 55% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a three-year useful life and 55% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $5.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $16.3 million as of June 30, 2007, and $16.1 million as of December 31, 2006. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2007 would have needed to increase by approximately $2.4 million.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $7.1 million outstanding at June 30, 2007, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $4.3 million outstanding at June 30, 2007, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $114,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 6.46% at June 30, 2007. As of June 30, 2007, we had borrowed $51.4 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $514,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2006, in the section entitled “Item 1A.  Risk Factors,” describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties and risks should be considered in evaluating our business and growth outlook:

A recent court decision regarding drivers’ hours of service could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the United States Department of Transportation, or DOT.  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the “2005 Rules”).  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34 hour restart,” which allows drivers to reset their maximum allowable hours in a week.  The court’s decision does not go into effect until September 14, 2007, unless the court orders otherwise, and the FMCSA has until such date to request a hearing on the matter.  We understand that the FMCSA is currently analyzing the court’s decision, and we are unable to predict whether the order will be appealed or the outcome of any such appeal.

If the court’s decision becomes effective, it may have varying effects, specifically reducing driving time to 10 hours daily may reduce productivity in some lanes.  On the whole, we would expect the court’s decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

Item 4.       Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 1, 2007.  The following items were voted upon at the meeting:

(a) Five incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2008.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	16,820,168	3,691,108	—
Larry B. Hagness	19,727,643	783,633	—
Thomas J. Winkel	20,510,316	960	—
Jerry M. Bauer	15,833,815	4,677,461	—
Christine K. Marten	16,257,453	4,253,823	—

(b) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2007 by a vote of 20,689,218 shares in favor, 50,195 shares against and 34,824 shares abstaining.

Item 6.           Exhibits.

Item No.	Item	Method of Filing

10.17	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 7, 2007.

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

MARTEN TRANSPORT, LTD.

Dated: August 9, 2007	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2007	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2007

Item No.	Item	Method of Filing

10.17	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 7, 2007.

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