Form 10-Q
period 2007-09-30
MARTEN TRANSPORT LTD
filed 2007-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2007

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,811,837 as of November 6, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2007	2006

ASSETS
Current assets:
Cash	$3,690	$2,988
Marketable securities	300	300
Receivables:
Trade, net	59,967	48,005
Other	5,663	6,458
Prepaid expenses and other	11,468	14,227
Deferred income taxes	5,492	4,532

Total current assets	86,580	76,510

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	452,106	428,729
Accumulated depreciation	(118,886)	(98,841)

Net property and equipment	333,220	329,888

Other assets	2,672	4,424

TOTAL ASSETS	$422,472	$410,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$544	$804
Accounts payable and accrued liabilities	36,752	37,545
Insurance and claims accruals	17,061	16,073
Current maturities of long-term debt	5,000	5,000

Total current liabilities	59,357	59,422

Long-term debt, less current maturities	51,986	53,659
Deferred income taxes	75,945	75,835

Total liabilities	187,288	188,916

Minority interest	1,301	913

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,811,837 shares at September 30, 2007, and 21,764,773 shares at December 31, 2006, issued and outstanding	218	218
Additional paid-in capital	74,488	73,601
Retained earnings	159,177	147,174

Total stockholders’ equity	233,883	220,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,472	$410,822

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2007	2006	2007	2006

OPERATING REVENUE	$144,969	$135,812	$415,206	$387,229

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	38,808	36,216	115,786	106,455
Purchased transportation	27,891	22,051	74,390	62,931
Fuel and fuel taxes	39,586	37,744	109,524	102,678
Supplies and maintenance	10,448	8,386	28,364	24,392
Depreciation	11,867	11,257	35,317	32,823
Operating taxes and licenses	1,736	1,884	5,161	5,535
Insurance and claims	5,946	4,630	16,792	14,602
Communications and utilities	938	962	2,848	2,700
Gain on disposition of revenue equipment	(435)	(1,983)	(2,883)	(5,723)
Other	2,488	2,952	7,780	8,322

Total operating expenses	139,273	124,099	393,079	354,715

OPERATING INCOME	5,696	11,713	22,127	32,514

OTHER EXPENSES (INCOME):
Interest expense	943	928	3,064	2,683
Interest income and other	(186)	(260)	(531)	(861)
Minority interest	301	261	530	611
	1,058	929	3,063	2,433

INCOME BEFORE INCOME TAXES	4,638	10,784	19,064	30,081

PROVISION FOR INCOME TAXES	1,573	4,048	7,061	10,752

NET INCOME	$3,065	$6,736	$12,003	$19,329

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.31	$0.55	$0.89

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.31	$0.55	$0.88

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	21,573	$216	$71,045	$122,656	$193,917
Net income	—	—	—	19,329	19,329
Issuance of common stock from share-based payment arrangement exercises	184	2	759	—	761
Tax benefits from share-based payment arrangement exercises	—	—	1,265	—	1,265
Share-based payment arrangement compensation expense	—	—	354	—	354
Balance at September 30, 2006	21,757	218	73,423	141,985	215,626
Net income	—	—	—	5,189	5,189
Issuance of common stock from share-based payment arrangement exercises	8	—	52	—	52
Tax benefits from share-based payment arrangement exercises	—	—	33	—	33
Share-based payment arrangement compensation expense	—	—	93	—	93
Balance at December 31, 2006	21,765	218	73,601	147,174	220,993
Net income	—	—	—	12,003	12,003
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	205	—	205
Share-based payment arrangement compensation expense	—	—	379	—	379
Balance at September 30, 2007	21,812	$218	$74,488	$159,177	$233,883

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$12,003	$19,329
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	35,317	32,823
Gain on disposition of revenue equipment	(2,883)	(5,723)
Deferred tax provision	(850)	7,298
Tax benefits from share-based payment arrangement exercises	205	1,265
Excess tax benefits from share-based payment arrangement exercises	(166)	(1,131)
Share-based payment arrangement compensation expense	379	354
Minority interest in undistributed earnings of affiliate	388	473
Changes in other current operating items	8	(9,871)
Net cash provided by operating activities	44,401	44,817

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(62,718)	(85,654)
Proceeds from revenue equipment dispositions	20,282	29,556
Buildings and land, office equipment and other additions	(2,160)	(962)
Proceeds from buildings and land, office equipment and other dispositions	609	—
Net change in other assets	1,752	1,693
Purchases of marketable securities	—	(1,803)
Sales of marketable securities	—	1,690
Net cash used for investing activities	(42,235)	(55,480)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	102,491	97,198
Repayment of borrowings under credit facility and long-term debt	(104,164)	(85,716)
Issuance of common stock from share-based payment arrangement exercises	303	761
Excess tax benefits from share-based payment arrangement exercises	166	1,131
Change in checks issued in excess of cash balances	(260)	(1,180)
Net cash (used for) provided by financing activities	(1,464)	12,194

NET CHANGE IN CASH	702	1,531

CASH:
Beginning of period	2,988	1,080

End of period	$3,690	$2,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,097	$2,738
Income taxes	$5,688	$995
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(8,221)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd. and its 45% owned affiliate, MW Logistics, LLC (MWL). MWL is a third-party provider of logistics services to the transportation industry. We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL. All material intercompany accounts and transactions have been eliminated in consolidation.

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position. Our reserves for uncertain tax positions were $18,000 as of September 30, 2007.

(2)          Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. During the three-month and nine-month periods ended September 30, 2007, there was no significant activity with our share-based payment arrangements. Total share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2007 was $97,000 ($68,000 net of income tax benefit) and $379,000 ($264,000 net of income tax benefit), respectively. Total share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2006 was $94,000 ($68,000 net of income tax benefit) and $355,000 ($251,000 net of income tax benefit), respectively. See Note 9 to our consolidated financial statements in our 2006 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$3,065	$6,736	$12,003	$19,329
Denominator:
Basic earnings per common share - weighted-average shares	21,812	21,756	21,789	21,726
Effect of dilutive stock options	156	190	174	229
Diluted earnings per common share - weighted-average shares and assumed conversions	21,968	21,946	21,963	21,955
Basic earnings per common share	$0.14	$0.31	$0.55	$0.89
Diluted earnings per common share	$0.14	$0.31	$0.55	$0.88

Options totaling 280,000 and 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares. The 280,000 and 226,000 shares above include 90,000 and 78,000 shares, respectively, of performance-based option awards for which the performance condition was not considered probable of achievement.

(4)             Income Taxes

Our effective income tax rate decreased to 33.9% for the three months ended September 30, 2007 from 37.5% for the three months ended September 30, 2006, primarily because we decreased our deferred income tax liability by $205,000, or 4.4% of income before income taxes in 2007. This decrease was primarily due to state income tax law changes and a change in income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.

(5)             Business Segments

Beginning with fiscal 2007, our presentation includes two reportable segments — Truckload and Logistics. Information for prior periods has been shown in the same two segments for comparison purposes. The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment. Generally, we are paid by the mile for our services. We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

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

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment. The table below presents truckload and logistics revenue, net of fuel surcharges. We provide this additional disclosure because management believes removing fuel surcharge revenue provides a more consistent basis for comparing results of operations from period to period. This financial measure in the table below has not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue. We evaluate the performance of our business segments based on operating income and operating ratio. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,831	$101,940	$308,462	$300,836
Truckload fuel surcharge revenue	21,666	21,847	58,893	58,055
Total Truckload revenue	125,497	123,787	367,355	358,891

Logistics revenue, net of intermodal fuel surcharge revenue(1)	18,580	11,334	45,680	26,936
Intermodal fuel surcharge revenue	892	691	2,171	1,402
Total Logistics revenue	19,472	12,025	47,851	28,338

Total operating revenue	$144,969	$135,812	$415,206	$387,229

Operating income:
Truckload	$4,108	$10,493	$18,520	$29,836
Logistics	1,588	1,220	3,607	2,678
Total operating income	$5,696	$11,713	$22,127	$32,514

Operating ratio(2):
Truckload	96.7%	91.5%	95.0%	91.7%
Logistics	91.8	89.9	92.5	90.5
Consolidated operating ratio	96.1%	91.4%	94.7%	91.6%

(1)  Logistics revenue is net of $5.0 million and $12.0 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2007, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. Inter-segment revenue was $4.9 million and $13.0 million for the three-month and nine-month periods ended September 30, 2006.

(2)  Operating expenses as a percentage of operating revenue.

(6) Reclassifications

The tax benefits from share-based payment arrangement exercises in our 2006 consolidated condensed statement of cash flows have been reclassified to be consistent with the 2007 presentation. This reclassification does not have a material effect on our consolidated condensed financial statements and has no effect on our cash flows provided by operating or financing activities.

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

Overview

The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment. Generally, we are paid by the mile for our services. We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services. The main factors that affect our truckload revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the temperature-sensitive market and specific customer demand. We monitor our revenue production primarily through average truckload revenue, net of fuel surcharges, per tractor per week. We also analyze our average truckload revenue, net of fuel surcharges, per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

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

In the first nine months of 2007, we increased our operating revenue by $28.0 million, or 7.2%. Our operating revenue, net of fuel surcharges, increased $26.4 million, or 8.0%, compared with the first nine months of 2006. Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.2%, due to a 0.4% increase in average truckload revenue, net of fuel surcharges, per total mile partially offset by a 0.2% decrease in average miles per tractor. We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers. The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the first nine months of 2006. Due to a challenging freight environment, we were not able to increase freight rates to cover higher costs. Our logistics revenue, which represented 11.5% of our operating revenue in the first nine months of 2007, increased $19.5 million, or 68.9%, compared with the first nine months of 2006 primarily due to continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.7% in the first nine months of 2007 compared with 91.6% in the first nine months of 2006. Our earnings per diluted share decreased to $0.55 in the first nine months of 2007 from $0.88 in the first nine months of 2006.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2007, we had approximately $57.0 million of long-term debt, including current maturities, and $233.9 million in stockholders’ equity. In the first nine months of 2007, we added approximately $34.2 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $2.9 million on the disposition of used equipment. We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $8.2 million during the first nine months of 2007. These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $5 million for the remainder of 2007, primarily for new revenue equipment. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007 now that the current round of diesel emissions reduction directives of the EPA has gone into effect. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of truckload and logistics revenue, net of fuel surcharges. We provide this additional disclosure because management believes removing fuel surcharge revenue provides a more consistent basis for comparing results of operations from period to period. This financial measure in this quarterly report has not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.482	$1.492	$1.477	$1.471
Average miles per tractor(1)	27,874	27,468	81,956	82,099
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,142	$3,118	$3,103	$3,096
Average tractors (1)	2,514	2,488	2,549	2,491
Total miles – company-employed drivers (in thousands)	58,188	56,303	173,717	165,763
Total miles – independent contractors (in thousands)	11,891	12,029	35,188	38,771

Logistics Segment:
Brokerage:
Revenue (in thousands)	$13,887	$7,988	$33,312	$19,682
Loads	7,253	4,461	17,658	11,586
Intermodal:
Revenue (in thousands)	$5,585	$4,037	$14,539	$8,656
Loads	1,848	1,253	4,762	2,784
Average tractors	34	23	28	18

(1)          Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 358 and 366 tractors as of September 30, 2007, and 2006, respectively.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,831	$101,940	$1,891	1.9%
Truckload fuel surcharge revenue	21,666	21,847	(181)	(0.8)
Total Truckload revenue	125,497	123,787	1,710	1.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	18,580	11,334	7,246	63.9
Intermodal fuel surcharge revenue	892	691	201	29.1
Total Logistics revenue	19,472	12,025	7,447	61.9

Total operating revenue	$144,969	$135,812	$9,157	6.7%

Operating income:
Truckload	$4,108	$10,493	$(6,385)	(60.9)%
Logistics	1,588	1,220	368	30.2
Total operating income	$5,696	$11,713	$(6,017)	(51.4)%

Operating ratio(2):
Truckload	96.7%	91.5%		(5.7)%
Logistics	91.8	89.9		(2.1)
Consolidated operating ratio	96.1%	91.4%		(5.1)%

(1)  Logistics revenue is net of $5.0 million and $4.9 million of inter-segment revenue in the 2007 and 2006 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)  Operating expenses as a percentage of operating revenue.

Our operating revenue increased $9.2 million, or 6.7%, to $145.0 million in the 2007 period from $135.8 million in the 2006 period. Our operating revenue, net of fuel surcharges, increased $9.1 million, or 8.1%, to $122.4 million in the 2007 period from $113.3 million in the 2006 period.

Truckload segment revenue increased $1.7 million, or 1.4%, to $125.5 million in the 2007 period from $123.8 million in the 2006 period. Truckload segment revenue, net of fuel surcharges, increased 1.9%. We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers, despite a decrease in average revenue per total mile within a more challenging freight environment during the 2007 period. Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.8% in the 2007 period from the 2006 period, due to a 1.5% increase in average miles per tractor partially offset by a 0.7% decrease in average truckload revenue, net of fuel surcharges, per total mile. Our weighted average number of tractors increased 1.0% in the 2007 period from the 2006 period. The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2006 period. Due to a challenging freight environment, we were not able to increase freight rates to cover higher costs.

Logistics segment revenue increased $7.4 million, or 61.9%, to $19.5 million in the 2007 period from $12.0 million in the 2006 period. Logistics segment revenue, net of intermodal fuel surcharges, increased 63.9%. The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL. The increase in the operating ratio for our Logistics segment in the 2007 period was primarily due to an increase as a percentage of logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue	$9,157	6.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,592	7.2	26.8	26.7
Purchased transportation	5,840	26.5	19.2	16.2
Fuel and fuel taxes	1,842	4.9	27.3	27.8
Supplies and maintenance	2,062	24.6	7.2	6.2
Depreciation	610	5.4	8.2	8.3
Operating taxes and licenses	(148)	(7.9)	1.2	1.4
Insurance and claims	1,316	28.4	4.1	3.4
Communications and utilities	(24)	(2.5)	0.6	0.7
Gain on disposition of revenue equipment	1,548	78.1	(0.3)	(1.5)
Other	(464)	(15.7)	1.7	2.2
Total operating expenses	15,174	12.2	96.1	91.4
Operating income	(6,017)	(51.4)	3.9	8.6
Other expenses (income):
Interest expense	15	1.6	0.7	0.7
Interest income and other	74	28.5	(0.1)	(0.2)
Minority interest	40	15.3	0.2	0.2
	129	13.9	0.7	0.7
Income before income taxes	(6,146)	(57.0)	3.2	7.9
Provision for income taxes	(2,475)	(61.1)	1.1	3.0
Net income	$(3,671)	(54.5)%	2.1%	5.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 3.3% increase in the miles driven by company drivers. Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $510,000 in the 2007 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers. Purchased transportation expense increased $5.8 million in total, or 26.5%, in the 2007 period from the 2006 period. Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $6.2 million to $14.7 million in the 2007 period from $8.6 million in the 2006 period, as our Logistics operations significantly increased in size compared with the 2006 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $323,000 in the 2007 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $1.8 million, or 12.0%, to $17.0 million in the 2007 period from $15.2 million in the 2006 period. The increase was primarily due to a 3.3% increase in miles driven by our company-owned fleet and an increase in the average cost of fuel during the 2007 period to $2.83 per gallon from $2.79 per gallon in the 2006 period. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates. We have also installed auxiliary power units in a number of our tractors, which we expect will decrease our fuel expense as drivers begin to use auxiliary power units, rather than idling tractor engines, for heat, air conditioning and electrical power.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. The increase in supplies and maintenance in the 2007 period primarily resulted from our larger fleet, the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses, and an increase in the average age of our tractor and trailer fleets. Our maintenance practices were consistent with the 2006 period.

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

A decrease in the planned number of revenue equipment dispositions and a decrease in the market value for used revenue equipment caused our gain on disposition of revenue equipment to decrease to $435,000 in the 2007 period from $2.0 million in the 2006 period. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control. We expect that our gain on disposition of revenue equipment will remain below the 2006 level for the remainder of the year.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.1% in the 2007 period compared with 91.4% in the 2006 period.

Our effective income tax rate decreased to 33.9% in the 2007 period from 37.5% in the 2006 period, primarily because we decreased our deferred income tax liability in the 2007 period by 4.4% of income before income taxes. This decrease was primarily due to state income tax law changes and a change in income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income decreased to $3.1 million in the 2007 period from $6.7 million in the 2006 period. Net earnings per share decreased to $0.14 per diluted share in the 2007 period from $0.31 per diluted share in the 2006 period.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$308,462	$300,836	$7,626	2.5%
Truckload fuel surcharge revenue	58,893	58,055	838	1.4
Total Truckload revenue	367,355	358,891	8,464	2.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	45,680	26,936	18,744	69.6
Intermodal fuel surcharge revenue	2,171	1,402	769	54.9
Total Logistics revenue	47,851	28,338	19,513	68.9

Total operating revenue	$415,206	$387,229	$27,977	7.2%

Operating income:
Truckload	$18,520	$29,836	$(11,316)	(37.9)%
Logistics	3,607	2,678	929	34.7
Total operating income	$22,127	$32,514	$(10,387)	(31.9)%

Operating ratio(2):
Truckload	95.0%	91.7%		(3.6)%
Logistics	92.5	90.5		(2.2)
Consolidated operating ratio	94.7%	91.6%		(3.4)%

(1)  Logistics revenue is net of $12.0 million and $13.0 million of inter-segment revenue in the 2007 and 2006 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)  Operating expenses as a percentage of operating revenue.

Our operating revenue increased $28.0 million, or 7.2%, to $415.2 million in the 2007 period from $387.2 million in the 2006 period. Our operating revenue, net of fuel surcharges, increased $26.4 million, or 8.0%, to $354.1 million in the 2007 period from $327.8 million in the 2006 period.

Truckload segment revenue increased $8.5 million, or 2.4%, to $367.4 million in the 2007 period from $358.9 million in the 2006 period. Truckload segment revenue, net of fuel surcharges, also increased 2.5%. We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers. Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.2% in the 2007 period from the 2006 period, due to a 0.4% increase in average truckload revenue, net of fuel surcharges, per total mile partially offset by a 0.2% decrease in average miles per tractor. Our weighted average number of tractors increased 2.3% in the 2007 period from the 2006 period. The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2006 period. Due to a challenging freight environment, we were not able to increase freight rates to cover higher costs.

Logistics segment revenue increased $19.5 million, or 68.9%, to $47.9 million in the 2007 period from $28.3 million in the 2006 period. Logistics segment revenue, net of intermodal fuel surcharges, increased 69.6%. The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL. The increase in the operating ratio for our Logistics segment in the 2007 period was primarily due to an increase as a percentage of logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue	$27,977	7.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,331	8.8	27.9	27.5
Purchased transportation	11,459	18.2	17.9	16.3
Fuel and fuel taxes	6,846	6.7	26.4	26.5
Supplies and maintenance	3,972	16.3	6.8	6.3
Depreciation	2,494	7.6	8.5	8.5
Operating taxes and licenses	(374)	(6.8)	1.2	1.4
Insurance and claims	2,190	15.0	4.0	3.8
Communications and utilities	148	5.5	0.7	0.7
Gain on disposition of revenue equipment	2,840	49.6	(0.7)	(1.5)
Other	(542)	(6.5)	1.9	2.1
Total operating expenses	38,364	10.8	94.7	91.6
Operating income	(10,387)	(31.9)	5.3	8.4
Other expenses (income):
Interest expense	381	14.2	0.7	0.7
Interest income and other	330	38.3	(0.1)	(0.2)
Minority interest	(81)	(13.3)	0.1	0.2
	630	25.9	0.7	0.6
Income before income taxes	(11,017)	(36.6)	4.6	7.8
Provision for income taxes	(3,691)	(34.3)	1.7	2.8
Net income	$(7,326)	(37.9)%	2.9%	5.0%

The increase in salaries, wages and benefits resulted primarily from a 4.8% increase in the miles driven by company drivers. Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $1.7 million in the 2007 period.

Purchased transportation expense increased $11.5 million in total, or 18.2%, in the 2007 period from the 2006 period. Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $15.9 million to $35.9 million in the 2007 period from $20.1 million in the 2006 period, as our Logistics operations significantly increased in size compared with the 2006 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $4.4 million, or 10.3%, in the 2007 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $5.2 million, or 12.1%, to $48.5 million in the 2007 period from $43.2 million in the 2006 period. The increase was primarily due to a 4.8% increase in miles driven by our company-owned fleet and lower fuel economy associated with inclement weather in the first quarter of 2007. Our fuel prices, which remain high based on historical standards, were an average of $2.66 per gallon in the 2007 period compared with an average of $2.65 per gallon in the 2006 period.

The increase in supplies and maintenance in the 2007 period primarily resulted from our larger fleet, the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses and an increase in the average age of our tractor fleet. Our maintenance practices were consistent with the 2006 period.

The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2007 period.

The increase in insurance and claims in the 2007 period was primarily the result of an increase in physical damage claims with respect to our tractors and trailers.

A decrease in the planned number of revenue equipment dispositions and a decrease in the market value for used revenue equipment caused our gain on disposition of revenue equipment to decrease to $2.9 million in the 2007 period from $5.7 million in the 2006 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.7% in the 2007 period compared with 91.6% in the 2006 period.

Our effective income tax rate increased to 37.0% in the 2007 period from 35.7% in the 2006 period, primarily because we decreased our deferred income tax liability in the 2006 period by 2.9% of income before income taxes. This decrease was primarily due to a change in income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income decreased to $12.0 million in the 2007 period from $19.3 million in the 2006 period. Net earnings per share decreased to $0.55 per diluted share in the 2007 period from $0.88 per diluted share in the 2006 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, net cash flows (used for) provided by financing activities and total long-term debt, including current maturities, for the periods indicated.

	Nine Months
	Ended September 30,
(In thousands)	2007	2006

Net cash flows provided by operating activities	$44,401	$44,817
Net cash flows (used for) investing activities	(42,235)	(55,480)
Net cash flows (used for) provided by financing activities	(1,464)	12,194
Long-term debt, including current maturities, at September 30	56,986	59,782

In the first nine months of 2007, we added approximately $34.2 million of new revenue equipment, net of proceeds from dispositions, and also recognized a gain of $2.9 million on the disposition of used equipment. We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $8.2 million during the first nine months of 2007. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007, to add capacity to meet demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet. These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility. The outstanding principal balance of our credit facility increased as a result of the accelerated fleet replacement. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $5 million for the remainder of 2007, primarily for new revenue equipment.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $7.1 million at September 30, 2007. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed annual rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $4.3 million at September 30, 2007. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed annual rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million. The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million. At September 30, 2007, the credit facility had an outstanding principal balance of $45.6 million, outstanding standby letters of credit of $5.2 million and remaining borrowing availability of $24.2 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the credit facility was 6.14% per annum at September 30, 2007.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at September 30, 2007.

We had $3.9 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2007, compared with $6.1 million in receivables as of December 31, 2006. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2007.

	Payments Due by Period
	Remainder	2008	2010
	of	and	and
(In thousands)	2007	2009	2011	Thereafter	Total
Long-term debt obligations	$3,571	$6,429	$46,986	$—	$56,986
Purchase obligations for revenue equipment	1,949	—	—	—	1,949
Operating lease obligations	77	392	179	—	648
Total	$5,597	$6,821	$47,165	$—	$59,583

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Incorporated, or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI. We paid BBI $851,000 in the first nine months of 2007 and $1.0 million in the first nine months of 2006 for fuel and tire services. In addition, we paid $1.8 million in each of the first nine months of 2007 and the first nine months of 2006 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

During the first nine months of 2007, we paid Durand Builders Service, Inc. $389,000 for a construction project. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from this transaction.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $5.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2007.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During 2006 and the first nine months of 2007, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout 2006 and the first nine months of 2007, which has increased our cost of operating.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $333.2 million as of September 30, 2007 and $329.9 million as of December 31, 2006. Our depreciation expense was $35.3 million for the first nine months of 2007 and $32.8 million for the first nine months of 2006. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2007 by approximately $7.0 million, or 2.1%.

In the first nine months of 2007, we replaced most of our company-owned tractors within approximately three years and our trailers within approximately seven years after purchase. Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle. Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 55% of cost at the three-year replacement date as using a three-year useful life and 55% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a three-year useful life and 55% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million. We are also responsible for the first $750,000 on each workers’ compensation claim. We have $5.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.1 million as of September 30, 2007, and $16.1 million as of December 31, 2006. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2007 would have needed to increase by approximately $2.5 million.

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

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated condensed balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. To the extent it is determined that it is not likely that our deferred tax assets will be recovered from future taxable income, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any valuation allowance required in any given period.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $7.1 million outstanding at September 30, 2007, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $4.3 million outstanding at September 30, 2007, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $114,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 6.14% per annum at September 30, 2007. As of September 30, 2007, we had borrowed $45.6 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $456,000 in additional gross interest cost on an annual basis.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ended June 30, 2007, in the sections entitled “Item 1A. Risk Factors,” describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. In addition to the risk factors set forth in our Form 10-K and Form 10-Q, we believe that the following additional issues, uncertainties and risks should be considered in evaluating our business and growth outlook:

A recent court decision regarding drivers’ hours of service could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the United States Department of Transportation, or DOT. The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the “2005 Rules”). On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 to 11 hours, and the “34 hour restart,” which allows drivers to reset their maximum allowable hours in a week. On September 28, 2007, the court, in response to a request by the FMCSA for a 12-month extension of the vacated rules, ruled that the vacated rules may remain in effect for 90 days. At the end of the 90 day period, the 11 hour driving limit and the 34 hour restart provisions of the 2005 Rules will be eliminated. We understand that the FMCSA is currently evaluating its options in light of the court’s ruling and it is unclear whether the FMCSA will issue any interim regulations at this time.

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

Item 6.    Exhibits.

Item No.	Item	Method of Filing

10.18	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

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

MARTEN TRANSPORT, LTD.

Dated: November 9, 2007	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2007	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2007

Item No.	Item	Method of Filing

10.18	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

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