Form 10-K
period 2007-12-31
MARTEN TRANSPORT LTD
filed 2008-03-14
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)		39-1140809 (I.R.S. employer identification no.)

129 MARTEN STREET MONDOVI, WISCONSIN (Address of principal executive offices)	54755 (Zip code)	(715) 926-4216 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ STOCK MARKET LLC
(NASDAQ GLOBAL SELECT MARKET)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

As of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $275,906,000.

As of February 29, 2008, 21,816,719 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 6, 2008, or 2008 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 6.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. and its consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.  BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2007, we generated $560.0 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 80% of our truckload revenue resulted from hauling temperature-sensitive products and 20% from hauling dry freight.  We operate throughout the United States and in parts of Canada, with substantially all of our revenue generated from within the United States. Our primary traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2007, our average length of haul was 911 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,416 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reportable segments — Truckload and Logistics.  Financial information regarding these segments can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2007, our two largest customers were General Mills and Kraft.

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

•                  Auxiliary power units installed on approximately 60% of our company-owned tractors as of December 31, 2007 that allow us to decrease fuel costs associated with idling our tractors.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 7.6% during 2007, and a tractor to non-driver employee ratio of 5.2-to-1 as of December 31, 2007. Both of these statistics, which have remained relatively steady over the last several years, point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2007, our top 30 customers accounted for approximately 75% of our revenue, and our top ten customers accounted for 53% of our revenue.  Each of our top ten customers has been a significant customer of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for eight of our top ten customers.  General Mills accounted for 18% of our revenue in 2007.  We believe our relationship with this key customer is sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 246 of our drivers as of December 31, 2007 have driven more than one million miles for us without a preventable accident, while approximately 60 of our drivers have driven more than two million miles for us without a preventable accident.  Our turnover for all drivers, including company-employed and independent contractor drivers, was 83% for 2007, compared with industry averages reported by the American Trucking Associations of approximately 120% for 2006 and approximately 127% on an annualized basis for the first three months of 2007.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, California, Georgia, Oregon and Indiana terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

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

As of December 31, 2007, we had approximately 2,622 employees. This total consists of approximately 2,158 drivers, 159 mechanics and maintenance personnel, and 305 support personnel, which includes management and administration. As of that date, we also contracted with 339 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2007, we operated a fleet of 2,416 tractors, including 2,077 company-owned tractors and 339 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2007 was approximately 2.0 years.  In 2007, we replaced most of our company-owned tractors within approximately 3.5 years after purchase. Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during the last two years to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007 now that the current round of diesel emissions reduction directives of the Environmental Protection Agency, or EPA, has gone into effect.  This will allow us the opportunity to evaluate the new engine technology before adopting it on a larger scale.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. The percentage of our fleet provided by independent contractors was 14% as of December 31, 2007.

As of December 31, 2007, we operated a fleet of 3,989 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2007 was approximately 2.7 years. In 2007, we replaced most of our company-owned trailers within approximately seven years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2007, 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we began installing auxiliary power units in our tractors during 2007.  These units provide quiet climate control and electrical power for our drivers without idling the tractor engine.  We expect these units to reduce idling fuel consumption by approximately 80%, generating annual net savings of several thousand dollars per tractor.  We had installed these units in approximately 60% of our company-owned fleet as of December 31, 2007.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005.  The rules effective October 1, 2005 did not substantially change the existing rules but created a moderate reduction in the amount of time available to drivers in longer lengths of haul, which reduced equipment productivity in those lanes.  On July 24, 2007, a federal appeals court vacated portions of the October 2005 Rules; however, interim rules issued in December 2007 that retain the vacated portions are currently in effect.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations.  The regulations did not have a significant impact on our operations or financial results in 2005 through 2007.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2005 through 2007.

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

                We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2007, our top 30 customers, based on revenue, accounted for approximately 75% of our revenue; our top ten customers accounted for approximately 53% of our revenue; our top five customers accounted for approximately 41% of our revenue; and our top two customers accounted for approximately 28% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

                Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements, or execute successful hedges in the future. Additionally, we may encounter decreases in productivity that may offset or eliminate savings from auxiliary power units, or may incur unexpected maintenance or other costs associated with such units. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

                The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the “2005 Rules”).  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allows drivers to reset their maximum allowable hours in a week.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until December 27, 2007, to allow FMCSA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the “Interim Rule”).  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  On January 23, 2008, a federal court denied an advocacy group’s request that it prevent FMCSA from implementing the Interim Rule.  Accordingly, the Interim Rule remains in effect;

though, challenges to the Interim Rule are still possible.  FMCSA received comments on the Interim Rule through February 15, 2008 and expects to publish a final rule later in 2008.  As advocacy groups may continue to challenge the Interim Rule, a court’s decision to strike down the Interim Rule could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes.  A court’s decision to strike down the Interim Rule could decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

                Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  The State of California has recently enacted legislation which requires tractors weighing more than 10,000 pounds to use alternative sources, such as auxiliary power units, when powering their cabs at idle for more than five minutes.  The State of California has also enacted legislation requiring compliance with exhaust emissions standards for refrigeration units on trailers.  Compliance is being phased in by the state, beginning with 2001 and earlier models.  Given our investment in auxiliary power units for our tractors and the average age of our trailer fleet, we do not expect these regulations will have a significant impact on our operations or financial results.

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

                Our management information systems may prove inadequate.  We depend upon our management information systems for many aspects of our business.  Some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems.  Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy, including our logistics services.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

                Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space.  We added an additional facility in 2007 in Mondovi, Wisconsin which consists of 15,000 square feet of equipment repair and maintenance space located on approximately 11 acres.  In addition to our executive offices and terminal located in Mondovi, Wisconsin, we own and operate facilities in or near the following cities at which we perform the following designated operating activities:

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

ITEM 4A.                    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 29, 2008, are as follows:

Name	Age	Position

Randolph L. Marten	55	Chairman of the Board, President, Chief Executive Officer and Director

Robert G. Smith	64	Chief Operating Officer

Timothy P. Nash	56	Executive Vice President of Sales and Marketing

James J. Hinnendael	44	Chief Financial Officer

John H. Turner	46	Vice President of Sales

Randolph L. Marten has been a full-time employee of ours since 1974.  Mr. Marten has been a Director since October 1980, our President since June 1986, our Chairman of the Board since August 1993 and our Chief Executive Officer since January 2005.  Mr. Marten also served as our Chief Operating Officer from June 1986 until August 1998 and as a Vice President from October 1980 to June 1986.

Robert G. Smith has been our Chief Operating Officer since August 1998.  Mr. Smith also served as our Vice President of Operations from June 1993 until May 1999 and as our Director of Operations from September 1989 to June 1993.  Mr. Smith served as director of operations for Transport Corporation of America, an irregular-route truckload carrier, from 1985 to 1989.

Timothy P. Nash has been our Executive Vice President of Sales and Marketing since November 2000.  Mr. Nash also served as our Vice President of Sales from November 1990 to November 2000 and as our Regional Sales Manager from July 1987 to November 1990.  Mr. Nash served as a regional sales manager for Overland Express, Inc., a  long-haul  truckload carrier, from 1986 to 1987.

James J. Hinnendael has been our Chief Financial Officer since January 2006 and served as our Controller from January 1992 to December 2005.  Mr. Hinnendael served in various professional capacities with Ernst & Young LLP, a public accounting firm, from 1987 to 1991.  Mr. Hinnendael is a certified public accountant.

John H. Turner has been our Vice President of Sales since January 2007 and an executive officer since August 2007.  He also served as our Vice President of Sales from October 2000 to February 2005, and as an executive officer from January 2002 to February 2005.  Mr. Turner also served as our Director of Sales from July 1999 to October 2000 and in various professional capacities in our sales and marketing area from August 1991 to July 1999 and as our Operations Manager-West from October 1990 to August 1991.  Previously, Mr. Turner served as a vice president for Naterra Land, Inc., a recreational land developer, from 2005 to 2006 and as the western fleet general manager and area sales manager for Munson Transportation, Inc., a long-haul truckload carrier, from 1986 to 1990.

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

	Common Stock Price
	High	Low
Year ended December 31, 2007
Fourth Quarter	$16.60	$10.60
Third Quarter	18.46	13.54
Second Quarter	19.80	15.70
First Quarter	19.28	14.30
Year ended December 31, 2006
Fourth Quarter	$19.78	$15.92
Third Quarter	23.48	14.51
Second Quarter	24.45	18.00
First Quarter	24.71	17.67

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On February 29, 2008, we had 244 record stockholders, and approximately 1,172 beneficial stockholders of our common stock.

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

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2007.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Hemscott, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on January 1, 2003, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
FOR THE YEAR
Operating revenue	$560,017	$518,890	$460,202	$380,048	$334,667
Operating income	27,801	41,169	42,867	31,345	20,336
Net income	14,968	24,518	25,061	17,536	11,842
Operating ratio	95.0%	92.1%	90.7%	91.8%	93.9%

PER-SHARE DATA
Basic earnings per common share	$0.69	$1.13	$1.16	$0.83	$0.71
Diluted earnings per common share	0.68	1.12	1.14	0.81	0.68
Book value	10.86	10.15	8.99	7.82	7.00

AT YEAR END
Total assets	$407,390	$410,822	$349,733	$288,929	$249,595
Long-term debt	44,643	58,659	48,300	30,257	27,857
Stockholders’ equity	236,930	220,993	193,917	167,921	144,534

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” beginning on page 6.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

                Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.  The main factors that affect our logistics revenue are the rate per mile and other charges we receive from our customers and the rates charged by third-party providers.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck and rail capacity in the transportation market and specific customer demand.  The Logistics segment was identified as a new reportable segment for our first quarter of 2007 since our logistics operations have become a more significant part of our business.

                In 2007, we increased our operating revenue by $41.1 million, or 7.9%.  Our operating revenue, net of fuel surcharges, increased $31.3 million, or 7.1%, compared with 2006.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.6%, due to a 0.4% increase in average miles per tractor and a 0.2% increase in average truckload revenue, net of fuel surcharges, per total mile.  We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from 2006.  Due to a challenging freight environment, we were not able to increase freight rates to cover higher costs.  The 7.1% increase in our operating revenue, net of fuel surcharges, was primarily driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue, which represented 12.4% of our operating revenue in 2007, increased $28.2 million, or 68.5%, compared with 2006.

                Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we began installing auxiliary power units in our tractors in 2007 to provide climate control and electrical power for our drivers without idling the tractor engine.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.0% in 2007 compared with 92.1% in 2006.  Our earnings per diluted share decreased to $0.68 in 2007 from $1.12 in 2006.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2007, we had approximately $44.6 million of long-term debt, including current maturities, and $236.9 million in stockholders’ equity.  In 2007, we added approximately $36.6 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $3.4 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $10.2 million in 2007.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $12 million in 2008, which would be significantly below the level of net capital expenditures during the last several years due to nearly 325 tractors paid-for but not placed in service as of December 31, 2007.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2008 or provide flexibility for other purposes.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007 now that the current round of diesel emissions reduction directives of the EPA has gone into effect.  This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.

                This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of truckload and logistics revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing fuel surcharge revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in this report has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.

Share-based Payment Arrangement Compensation

                Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results.  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Total share-based compensation expense recorded in 2007 was $460,000 ($321,000 net of income tax benefit) and in 2006 was $447,000 ($318,000 net of income tax benefit), which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R.  No share-based compensation expense was recorded in 2005, however such expense would have been $177,000 ($108,000 net of income tax benefit) had we recognized share-based expense in net income under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Unrecognized compensation expense from unvested service-based stock option awards was $1.0 million as of December 31, 2007 and is expected to be recorded over a weighted-average period of 3.0 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $741,000 as of December 31, 2007 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Results of Operations

        The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2007	2006	2005

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.480	$1.477	$1.417
Average miles per tractor(1)	109,269	108,781	111,823
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,101	$3,081	$3,039
Average tractors(1)	2,516	2,504	2,437
Total miles — company-employed drivers (in thousands)	228,776	222,579	206,205
Total miles — independent contractors (in thousands)	46,096	49,810	66,293

Logistics Segment:
Brokerage:
Revenue (in thousands)	$48,640	$28,636	$16,540
Loads	25,246	16,083	9,081
Intermodal:
Revenue (in thousands)	$20,837	$12,604	$404
Loads	6,793	4,073	143
Average tractors	31	19	1

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 339, 365 and 423 tractors as of December 31, 2007, 2006 and 2005, respectively.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

                The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2007	2006	2007 vs. 2006	2007 vs. 2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$406,754	$402,327	$4,427	1.1%
Truckload fuel surcharge revenue	83,786	75,323	8,463	11.2
Total Truckload revenue	490,540	477,650	12,890	2.7

Logistics revenue, net of intermodal fuel surcharge revenue(1)	66,163	39,298	26,865	68.4
Intermodal fuel surcharge revenue	3,314	1,942	1,372	70.6
Total Logistics revenue	69,477	41,240	28,237	68.5

Total operating revenue	$560,017	$518,890	$41,127	7.9%

Operating income:
Truckload	$22,689	$37,500	$(14,811)	(39.5)%
Logistics	5,112	3,669	1,443	39.3
Total operating income	$27,801	$41,169	$(13,368)	(32.5)%

Operating ratio(2):
Truckload	95.4%	92.1%		(3.6)%
Logistics	92.6	91.1		(1.6)
Consolidated operating ratio	95.0%	92.1%		(3.1)%

(1)    Logistics revenue is net of $17.1 million and $16.5 million of inter-segment revenue in 2007 and 2006, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)    Operating expenses as a percentage of operating revenue.

                Our operating revenue increased $41.1 million, or 7.9%, to $560.0 million in 2007 from $518.9 million in 2006.  Our operating revenue, net of fuel surcharges, increased $31.3 million, or 7.1%, to $472.9 million in 2007 from $441.6 million in 2006.

                Truckload segment revenue increased $12.9 million, or 2.7%, to $490.5 million in 2007 from $477.7 million in 2006.  Truckload segment revenue, net of fuel surcharges, increased 1.1%.  We were able to increase our truckload revenue by increasing the size of our fleet and our business with existing and new customers.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.6% in 2007 from 2006, due to a 0.4% increase in average miles per tractor and a 0.2% increase in average truckload revenue, net of fuel surcharges, per total mile.  Our weighted average number of tractors increased 0.5% in 2007 from 2006.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from 2006.  Due to a challenging freight environment, we were not able to increase freight rates to cover higher costs.  We expect industry-wide capacity to exceed demand at least into the second quarter of 2008.  Based on that outlook, our goal is to continue to maintain our rate structure by focusing on profitable freight and strong service performance, while aggressively controlling our costs.

                Logistics segment revenue increased $28.2 million, or 68.5%, to $69.5 million in 2007 from $41.2 million in 2006.  Logistics segment revenue, net of intermodal fuel surcharges, increased 68.4%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in 2007 was primarily due to an increase as a percentage of logistics revenue of the payments to carriers for transportation services which we arranged.

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006
Operating revenue	$41,127	7.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,401	6.5	27.5	27.8
Purchased transportation	19,367	22.9	18.5	16.3
Fuel and fuel taxes	13,942	10.3	26.6	26.0
Supplies and maintenance	5,466	16.5	6.9	6.4
Depreciation	2,649	6.0	8.4	8.5
Operating taxes and licenses	(691)	(9.2)	1.2	1.4
Insurance and claims	1,170	5.5	4.0	4.1
Communications and utilities	234	6.4	0.7	0.7
Gain on disposition of revenue equipment	3,604	51.6	(0.6)	(1.3)
Other	(647)	(5.9)	1.8	2.1
Total operating expenses	54,495	11.4	95.0	92.1
Operating income	(13,368)	(32.5)	5.0	7.9
Other expenses (income):
Interest expense	259	7.3	0.7	0.7
Interest income and other	413	37.3	(0.1)	(0.2)
Minority interest	34	4.4	0.1	0.1
	706	21.9	0.7	0.6
Income before income taxes	(14,074)	(37.1)	4.3	7.3
Provision for income taxes	(4,524)	(33.7)	1.6	2.6
Net income	$(9,550)	(39.0)%	2.7%	4.7%

                Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 2.8% increase in the miles driven by company drivers.  Additionally, higher self-insured medical claims increased our employees’ health insurance expense by $1.8 million in 2007.

                Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $19.4 million in total, or 22.9%, in 2007 from 2006.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $22.8 million to $52.5 million in 2007 from $29.7 million in 2006, as our Logistics operations significantly increased in size and scope compared with 2006.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $3.5 million in 2007, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will continue to increase as we grow our Logistics segment.

                Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $4.1 million, or 7.1%, to $61.9 million in 2007 from $57.8 million in 2006. The increase was primarily due to a 2.8% increase in miles driven by our company-owned fleet and an increase in the average cost of fuel during 2007 to $2.78 per gallon from $2.60 per gallon in 2006.  These increases were partially offset by reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 60% of our company-owned tractors as of December 31, 2007.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government-mandated emissions standards that took effect in 2007 will result in further declines in engine efficiency.

                Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in 2007 primarily resulted from the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses, an increase in the size of our trailer fleet associated with growth of our intermodal operations and an increase in the average age of our tractor and trailer fleets.  Our maintenance practices in 2007 were consistent with 2006.

                Depreciation relates to owned tractors, trailers, communications units, terminal facilities and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item, rather than included in this category. The increase in depreciation was due to an increase in revenue equipment and in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2007.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

                Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in 2007 was primarily the result of an increase in physical damage claims with respect to our tractors and trailers.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention and our risk on the first $1.0 million of auto liability claims in the $1.0 million to $2.0 million corridor expose us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

                A decrease in the planned number of revenue equipment dispositions and a decrease in the market value for used revenue equipment caused our gain on disposition of revenue equipment to decrease to $3.4 million in 2007 from $7.0 million in 2006.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

                As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.0% in 2007 compared with 92.1% in 2006.

                Our effective income tax rate increased to 37.3% in 2007 from 35.4% in 2006, primarily because we decreased our deferred income tax liability in 2006 by 3.3% of income before income taxes.  This decrease was primarily due to a change in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

                As a result of the factors described above, net income decreased to $15.0 million in 2007 from $24.5 million in 2006. Net earnings per share decreased to $0.68 per diluted share in 2007 from $1.12 per diluted share in 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

                The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2006	2005	2006 vs. 2005	2006 vs. 2005
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$402,327	$386,131	$16,196	4.2%
Truckload fuel surcharge revenue	75,323	57,127	18,196	31.9
Total Truckload revenue	477,650	443,258	34,392	7.8

Logistics revenue, net of intermodal fuel surcharge revenue(1)	39,298	16,873	22,425	132.9
Intermodal fuel surcharge revenue	1,942	71	1,871	2,635.2
Total Logistics revenue	41,240	16,944	24,296	143.4

Total operating revenue	$518,890	$460,202	$58,688	12.8%

Operating income:
Truckload	$37,500	$41,277	$(3,777)	(9.2)%
Logistics	3,669	1,590	2,079	130.8
Total operating income	$41,169	$42,867	$(1,698)	(4.0)%

Operating ratio(2):
Truckload	92.1%	90.7%		(1.5)%
Logistics	91.1	90.6		(0.6)
Consolidated operating ratio	92.1%	90.7%		(1.5)%

(1)  Logistics revenue is net of $16.5 million and $21.3 million of inter-segment revenue in 2006 and 2005, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)    Operating expenses as a percentage of operating revenue.

                Our operating revenue increased $58.7 million, or 12.8%, to $518.9 million in 2006 from $460.2 million in 2005.  Our operating revenue, net of fuel surcharges, increased $38.6 million, or 9.6%, to $441.6 million in 2006 from $403.0 million in 2005.

                Truckload segment revenue increased $34.4 million, or 7.8%, to $477.7 million in 2006 from $443.3 million in 2005.  Truckload segment revenue, net of fuel surcharges, increased 4.2%.  We were able to increase our truckload revenue by increasing our freight rates, the size of our fleet and our business with existing and new customers.  This increase was partially offset by the impact of lower equipment utilization.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 1.4% in 2006 from 2005, due to a 4.2% increase in average truckload revenue, net of fuel surcharges, per total mile partially offset by a 2.7% decrease in average miles per tractor.  Our weighted average number of tractors increased 2.7% in 2006 from 2005.  The improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from 2005.  Our ability to recruit and retain a sufficient number of qualified drivers limited our fleet growth in 2006.

                Logistics segment revenue increased $24.3 million, or 143.4%, to $41.2 million in 2006 from $16.9 million in 2005.  Logistics segment revenue, net of intermodal fuel surcharges, increased 132.9%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in 2006 was primarily due to an increase as a percentage of logistics revenue of the payments to carriers for transportation services which we arranged.

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

                Purchased transportation expense increased $2.5 million, or 3.1%, in 2006 from 2005.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $15.3 million, or 21.8%, in 2006, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $17.8 million to $29.7 million in 2006 from $11.9 million in 2005, as our Logistics operations significantly increased in size compared with 2005.

                Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue, increased $7.3 million, or 14.4%, to $57.8 million in 2006 from $50.5 million in 2005. The increase was primarily due to a 7.9% increase in miles driven by our company-owned fleet, a higher average fuel price net of surcharges and lower fuel efficiencies associated with newer tractors.  Our fuel prices, which remain high based on historical standards, significantly increased to an average of $2.60 per gallon in 2006 from an average of $2.29 per gallon in 2005.

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

                Our effective income tax rate decreased to 35.4% in 2006 compared with 39.6% in 2005 primarily because we decreased our deferred income tax liability by 3.3% of income before income taxes.  Our effective income tax rate in 2006 included a revision to our previously recorded deferred income tax liability of 2.8% of income before income taxes, primarily due to a change in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

                As a result of the factors described above, net income decreased to $24.5 million in 2006 from $25.1 million in 2005. Net earnings per share decreased to $1.12 per diluted share in 2006 from $1.14 per diluted share in 2005.

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

                In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2007.  Through March 14, 2008, we repurchased 67,500 shares of our common stock for $810,000.  The repurchase program does not have an expiration date.

                The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities, net cash flows (used for) provided by financing activities and total long-term debt, including current maturities, for the years indicated.

(In thousands)	2007	2006	2005

Net cash flows provided by operating activities	$61,807	$77,070	$72,472
Net cash flows (used for) investing activities	(46,826)	(86,848)	(88,557)
Net cash flows (used for) provided by financing activities	(14,351)	11,686	16,310
Long-term debt, including current maturities, at December 31	44,643	58,659	48,300

                In 2007, we added approximately $36.6 million of new revenue equipment, net of proceeds from dispositions, and also recognized a gain of $3.4 million on the disposition of used equipment.  We also decreased our accounts payable and accrued liabilities relating to revenue equipment by $10.2 million in 2007.  Based on our current operating performance, the market for used tractors, our liquidity and our expectations concerning tractors manufactured in 2007, we decided to accelerate our tractor fleet replacement during 2005 and 2006 to allow us greater flexibility in our decisions to purchase tractors manufactured in 2007, to add capacity to meet demand, and to add tractors to our company fleet as more of our drivers become company drivers rather than independent contractors. This acceleration of our tractor fleet replacement has not impacted the useful lives of our tractors or caused impairment to the carrying amount reflected in our consolidated balance sheet.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  The outstanding principal balance of our credit facility increased as a result of the accelerated fleet replacement.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $12 million in 2008, which would be significantly below the level of capital expenditures during the last several years due to nearly 325 tractors paid-for but not placed in service as of December 31, 2007.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2008 or provide flexibility for other purposes.

                We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $3.6 million at December 31, 2007. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed annual rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $4.3 million at December 31, 2007. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed annual rate of 8.57%.

                We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At December 31, 2007, the credit facility had an outstanding principal balance of $36.8 million, outstanding standby letters of credit of $5.2 million and remaining borrowing availability of $33.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 5.82% per annum at December 31, 2007.

                Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2007.

                We had $3.0 million in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2007, compared with $6.1 million in receivables as of December 31, 2006. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.  The decrease in the receivables balance is related to a new program to direct the leases to a third-party leasing vendor in 2007.

                The following is a summary of our contractual obligations as of December 31, 2007.

	Payments Due by Period
		2009
		and
(In thousands)	2008	2010	2011	Thereafter	Total
Long-term debt obligations	$5,000	$2,857	$36,786	$—	$44,643
Purchase obligations for revenue equipment	1,949	—	—	—	1,949
Operating lease obligations	230	286	71	—	587
Total	$7,179	$3,143	$36,857	$—	$47,179

Related Parties

                We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.1 million in 2007, $1.3 million in 2006 and $1.2 million in 2005 for fuel and tire services. In addition, we paid $2.4 million in 2007, $2.4 million in 2006 and $2.0 million in 2005 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

                We paid Durand Builders Service, Inc. $547,000 in 2007 and $142,000 in 2005, respectively, for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-balance Sheet Arrangements

                Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $5.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2007.

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

Seasonality

                Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs.

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

                Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $325.2 million as of December 31, 2007 and $329.9 million as of December 31, 2006. Our depreciation expense was $47.0 million for 2007, $44.4 million for 2006 and $38.2 million for 2005. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2007 by approximately $7.2 million, or 2.2%.

                In 2007, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.

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

                Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $5.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $17.4 million as of December 31, 2007, and $16.1 million as of December 31, 2006. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2007 would have needed to increase by approximately $2.6 million.

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

Recent Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, SFAS 157 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 is not expected to have a significant impact on our financial condition, results of operations or cash flows.

                In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS 159 is not expected to have a significant impact on our financial condition, results of operations or cash flows.

                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement, but currently believe the only impact of adopting SFAS 160 would be to reclassify $1.3 million in minority interest to a separate component of stockholders’ equity.

                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  The adoption of SFAS 141R could have a significant impact on our financial condition, results of operations and cash flows if we should enter into a business combination after that date.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $3.6 million outstanding at December 31, 2007, under our Series A Senior Notes, bears interest at a fixed annual rate of 6.78%. The $4.3 million outstanding at December 31, 2007, under our Series B Senior Notes, bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $79,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 5.82% per annum at December 31, 2007. As of December 31, 2007, we had borrowed $36.8 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $368,000 in additional gross interest cost on an annual basis.

ITEM 8.                                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for Marten Transport, Ltd. and subsidiary (the “Company”).  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  Further, the Company’s registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 32 of this Report.

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited Marten Transport, Ltd.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marten Transport, Ltd. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2007, listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marten Transport Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

March 14, 2008

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2007	2006
ASSETS
Current assets:
Cash	$3,618	$2,988
Marketable securities	350	300
Receivables:
Trade, less allowances of $315 and $861, respectively	51,539	48,005
Other	6,175	6,458
Prepaid expenses and other	13,823	14,227
Deferred income taxes	4,653	4,532
Total current assets	80,158	76,510
Property and equipment:
Revenue equipment	423,261	406,449
Buildings and land	12,099	10,945
Office equipment and other	12,070	11,335
Less accumulated depreciation	(122,246)	(98,841)
Net property and equipment	325,184	329,888
Other assets	2,048	4,424
	$407,390	$410,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$804
Accounts payable	14,653	12,690
Insurance and claims accruals	17,431	16,073
Accrued liabilities	17,731	24,855
Current maturities of long-term debt	5,000	5,000
Total current liabilities	54,815	59,422
Long-term debt, less current maturities	39,643	53,659
Deferred income taxes	74,719	75,835
Total liabilities	169,177	188,916
Commitments and contingencies (Note 11)
Minority interest	1,283	913
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,811,837 shares at December 31, 2007, and 21,764,773 shares at December 31, 2006, issued and outstanding	218	218
Additional paid-in capital	74,570	73,601
Retained earnings	162,142	147,174
Total stockholders’ equity	236,930	220,993
	$407,390	$410,822

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2007	2006	2005
Operating revenue	$560,017	$518,890	$460,202
Operating expenses (income):
Salaries, wages and benefits	153,774	144,373	126,577
Purchased transportation	103,776	84,409	81,897
Fuel and fuel taxes	149,021	135,079	107,722
Supplies and maintenance	38,621	33,155	28,192
Depreciation	47,009	44,360	38,229
Operating taxes and licenses	6,823	7,514	7,051
Insurance and claims	22,353	21,183	18,914
Communications and utilities	3,869	3,635	3,398
Gain on disposition of revenue equipment	(3,386)	(6,990)	(3,943)
Other	10,356	11,003	9,298
	532,216	477,721	417,335
Operating income	27,801	41,169	42,867
Other expenses (income):
Interest expense	3,823	3,564	2,361
Interest income and other	(693)	(1,106)	(1,722)
Minority interest	802	768	741
	3,932	3,226	1,380
Income before income taxes	23,869	37,943	41,487
Provision for income taxes	8,901	13,425	16,426
Net income	$14,968	$24,518	$25,061
Basic earnings per common share	$0.69	$1.13	$1.16
Diluted earnings per common share	$0.68	$1.12	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2004	21,461	$215	$70,111	$97,595	$167,921
Net income	—	—	—	25,061	25,061
Issuance of common stock from share-based payment arrangement exercises	112	1	524	—	525
Tax benefits from share-based payment arrangement exercises	—	—	410	—	410
Balance at December 31, 2005	21,573	216	71,045	122,656	193,917
Net income	—	—	—	24,518	24,518
Issuance of common stock from share-based payment arrangement exercises	192	2	811	—	813
Tax benefits from share-based payment arrangement exercises	—	—	1,298	—	1,298
Share-based payment arrangement compensation expense	—	—	447	—	447
Balance at December 31, 2006	21,765	218	73,601	147,174	220,993
Net income	—	—	—	14,968	14,968
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	206	—	206
Share-based payment arrangement compensation expense	—	—	460	—	460
Balance at December 31, 2007	21,812	$218	$74,570	$162,142	$236,930

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2007	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$14,968	$24,518	$25,061
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	47,009	44,360	38,229
Gain on disposition of revenue equipment	(3,386)	(6,990)	(3,943)
Deferred income taxes	(1,237)	8,866	11,771
Tax benefits from share-based payment arrangement exercises	206	1,298	410
Excess tax benefits from share-based payment arrangement exercises	(166)	(1,156)	—
Share-based payment arrangement compensation expense	460	447	—
Minority interest in undistributed earnings of affiliate	370	482	431
Changes in other current operating items:
Receivables	(3,251)	(105)	(6,896)
Prepaid expenses and other	404	(963)	(1,395)
Accounts payable	1,999	5,008	3,067
Other current liabilities	4,431	1,305	5,737
Net cash provided by operating activities	61,807	77,070	72,472
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(74,732)	(125,388)	(117,722)
Proceeds from revenue equipment dispositions	27,939	37,301	32,846
Buildings and land, office equipment and other additions	(2,976)	(1,257)	(3,718)
Proceeds from buildings and land, office equipment and other dispositions	617	—	68
Net change in other assets	2,376	2,302	401
Purchases of marketable securities	(50)	(3,635)	(32,527)
Sales of marketable securities	—	3,829	32,095
Net cash used for investing activities	(46,826)	(86,848)	(88,557)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	139,105	131,023	130,717
Repayment of borrowings under credit facility and long-term debt	(153,121)	(120,664)	(112,674)
Issuance of common stock from share-based payment arrangement exercises	303	813	525
Excess tax benefits from share-based payment arrangement exercises	166	1,156	—
Change in net checks issued in excess of cash balances	(804)	(642)	(2,258)
Net cash (used for) provided by financing activities	(14,351)	11,686	16,310
NET CHANGE IN CASH	630	1,908	225
CASH:
Beginning of year	2,988	1,080	855
End of year	$3,618	$2,988	$1,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,966	$3,620	$2,347
Income taxes	$6,629	$2,336	$2,966
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(10,233)	$7,976	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of business:  Marten Transport, Ltd. is a long-haul truckload carrier providing protective service transportation and distribution of time- and temperature-sensitive materials and general commodities to customers in the United States and Canada.

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

Depreciation is computed based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method for financial reporting purposes.  We begin depreciating assets in the month that each asset is placed in service and, therefore, is ready for its intended use.  Accelerated methods are used for income tax reporting purposes.  Following is a summary of estimated useful lives for financial reporting purposes:

Years
Revenue equipment:
Tractors	5
Trailers	7
Satellite tracking	7
Auxiliary power units	5
Buildings	20
Office equipment and other	3-15

In 2007, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Net investment in direct financing leases:  We have direct financing tractor lease receivables from independent contractors, which expire over the next four years.

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

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on our results of operations or financial position.  See Note 5 for additional discussion.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $5.2 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 18% of our revenue in 2007 from a single customer whose trade receivables represented 12% of our trade receivables as of December 31, 2007.  We earned 17% of our revenue in 2006 from a single customer whose trade receivables represented 11% of our trade receivables as of December 31, 2006.  We earned 15% of our revenue in 2005 from a single customer.

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

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Statement No. 131 establishes accounting standards for segment reporting.  Beginning with fiscal 2007, we have two reportable segments — Truckload and Logistics.  See Note 12 for more information.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2007	2006
License fees	$4,416	$4,530
Tires in service	3,606	4,545
Parts and tires inventory	2,189	2,113
Insurance premiums	1,349	1,037
Other	2,263	2,002
	$13,823	$14,227

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2007	2006
Total minimum lease payments to be received	$3,567	$7,649
Less: unearned income	(562)	(1,511)
Net investment in direct financing leases	$3,005	$6,138

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

As of December 31, 2007, minimum lease payments to be received for each of the four succeeding fiscal years are as follows: $1,773,000 in 2008, $1,245,000 in 2009, $522,000 in 2010 and $27,000 in 2011.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2007	2006
Accrued payables	$9,152	$17,323
Vacation	3,456	3,548
Current income taxes	2,921	861
Salaries and wages	1,529	2,016
Other	673	1,107
	$17,731	$24,855

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2007	2006
Unsecured committed credit facility in the amount of $75 million with banks maturing in September 2011 and bearing variable interest based upon either the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins (5.82% weighted average interest rate for the facility at December 31, 2007)	$36,786	$45,802
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million bearing interest at 8.57%	4,286	5,714
Series A Senior Unsecured Notes maturing in October 2008 with annual principal payments of $3.57 million bearing interest at 6.78%	3,571	7,143
Total long-term debt	44,643	58,659
Less current maturities of long-term debt	5,000	5,000
Long-term debt, less current maturities	$39,643	$53,659

We maintain a credit agreement that provides for a five-year unsecured committed credit facility (“credit facility”) maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At December 31, 2007, the credit facility had an outstanding principal balance of $36.8 million, outstanding standby letters of credit of $5.2 million, and remaining borrowing availability of $33.0 million.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage.  We were in compliance with all of these covenants at December 31, 2007.

Maturities of long-term debt at December 31, 2007, are as follows:

(In thousands)	Amount
2008	$5,000
2009	1,429
2010	1,428
2011	36,786
$44,643

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2007:

(a) We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $1.1 million in 2007, $1.3 million in 2006 and $1.2 million in 2005 for fuel and tire services.  In addition, we paid $2.4 million in 2007, $2.4 million in 2006 and $2.0 million in 2005 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We had accounts payable to that company of $25,000 as of December 31, 2007 and $78,000 as of December 31, 2006.

(b) We paid $547,000 in 2007 and $142,000 in 2005 for various construction projects to a company in which one of our directors is the president and owner.  We had no accounts payable to that company as of December 31, 2007 and 2006.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2007	2006	2005
Current:
Federal	$8,922	$4,159	$4,254
State	1,216	400	401
	10,138	4,559	4,655
Deferred:
Federal	(944)	9,088	9,413
State	(293)	(222)	2,358
	(1,237)	8,866	11,771
Total provision	$8,901	$13,425	$16,426

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2007	2006	2005
Statutory federal income tax rate	35%	35%	35%
Increase in taxes arising from state income taxes, net of federal income tax benefit	2	—	4
Other, net	—	—	1
Effective tax rate	37%	35%	40%

Our effective income tax rate decreased to 35.4% in 2006, primarily because we decreased our deferred income tax liability by $1.3 million, or 3.3% of income before income taxes.  Our effective income tax rate in 2006 included a revision to our previously recorded deferred income tax liability of 2.8% of income before income taxes, primarily due to a change in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2007	2006
Deferred tax assets:
Reserves and accrued liabilities	$7,131	$7,025
Other	679	451
	7,810	7,476
Deferred tax liabilities:
Depreciation	75,408	76,302
Prepaid expenses	2,468	2,477
	77,876	78,779
Net deferred tax liability	$70,066	$71,303

We have not provided a valuation allowance against deferred tax assets at December 31, 2007 or 2006.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

As disclosed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007.  Our reserves for unrecognized tax benefits were $69,000 as of December 31, 2007 and $54,000 as of December 31, 2006.  The amount reserved as of December 31, 2006 was settled and paid in 2007.  The amount reserved as of December 31, 2007 was added in 2007 for tax positions related to 2007.  If recognized, $45,000 of the unrecognized tax benefits as of December 31, 2007 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2007.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2004 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2007	2006	2005
Numerator:
Net income	$14,968	$24,518	$25,061
Denominator:
Basic earnings per common share - weighted-average shares	21,795	21,735	21,518
Effect of dilutive stock options	166	220	444
Diluted earnings per common share - weighted-average shares and assumed conversions	21,961	21,955	21,962
Basic earnings per common share	$0.69	$1.13	$1.16
Diluted earnings per common share	$0.68	$1.12	$1.14

Options totaling 280,000 and 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2007 and 2006, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  All outstanding options were included in the calculation of diluted earnings per share for 2005.  The 280,000 and 226,000 shares above include 90,000 and 78,000 shares, respectively, of performance-based option awards for which the performance condition was not considered probable of achievement.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

7.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2007.  Through March 14, 2008, we repurchased 67,500 shares of our common stock for $810,000.  The repurchase program does not have an expiration date.

8.  Amended and Restated Certificate of Incorporation

In May 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 23 million shares to 48 million shares.

9.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Stock options expire within 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors.  Options exercised represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2007, there were 258,400 shares reserved for issuance under options outstanding under the 2005 Plan.  The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2007, there were 358,497 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with share-based awards recognized in 2007 and 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2007	2006
Service-based options:
Expected option life in years (1)	7	7
Expected stock price volatility percentage (2)	36%	29%
Risk-free interest rate percentage (3)	4.6%	4.6%
Expected dividend yield (4)	—	—
Fair value as of the date of grant	$8.05	$9.55

Performance-based options:
Expected option life in years (1)	7	7
Expected stock price volatility percentage (2)	36%	29%
Risk-free interest rate percentage (3)	4.6%	4.6%
Expected dividend yield (4)	—	—
Fair value as of the date of grant	$7.72	$9.83

There were no options granted in 2005.

(1)Expected option life — We use historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation.  We believe that this historical data is currently the best estimate of the expected term of a new option.  We use a weighted-average expected life for all awards.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

Total share-based compensation expense recorded in 2007 was $460,000 ($321,000 net of income tax benefit, $0.015 of earnings per basic and diluted share) and in 2006 was $447,000 ($318,000 net of income tax benefit, $0.015 of earnings per basic share and $0.014 of earnings per diluted share), respectively.  All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows.  SFAS 123R requires that they be recorded as

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2007 and 2006, there was $166,000 and $1.2 million, respectively, of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded in 2005 based on the fair-value method under SFAS 123.  The reported and pro forma net income and earnings per share in 2007 and 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R.

2005
Net income as reported	$25,061
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(108)
Pro forma net income	$24,953
Basic income per share:
As reported	$1.16
Pro forma	$1.16
Diluted income per share:
As reported	$1.14
Pro forma	$1.14

As of December 31, 2007, there was a total of $1.0 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.0 years, and $741,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which our achievement of certain operating ratios is probable through 2010.  As of December 31, 2007, the performance condition was not considered probable of achievement.

Option activity in 2007 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	641,686	$11.98
Granted	54,000	17.15
Exercised	(47,064)	6.44
Forfeited	(31,725)	19.50
Outstanding at December 31, 2007	616,897	$12.46
Exercisable at December 31, 2007	390,911	$7.46

The fair value of options granted in 2007 was $338,000 for service-based options and $93,000 for performance-based options.  The fair value of options granted in 2006 was $1.4 million for service-based options and $767,000 for performance-based options.  There were no options granted in 2005.  The total intrinsic value of options exercised in 2007, 2006 and 2005 was $564,000, $3.4 million and $1.0 million, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2007, 2006 and 2005 were $303,000, $813,000 and $525,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable option awards as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	291,058	2.8	$4.49	$2,753	291,058	2.8	$4.49	$2,753
$10.76	67,439	5.8	10.76	215	52,253	5.8	10.76	167
$16.56 - $23.59	180,400	8.5	21.62	—	47,600	8.5	22.01	—
	538,897	5.1	$11.00	$2,968	390,911	3.9	$7.46	$2,920
Performance-based options:
$16.56 - $23.59	78,000	8.4	$22.51	$—	—	—	$—	$—

(1)          Represents the weighted-average remaining contractual life in years.

(2)          Represents the weighted-average exercise price.

(3)          Represents the aggregate intrinsic value based on our closing stock price on December 31, 2007 for in-the-money options (in thousands).

Nonvested option awards as of December 31, 2007 and changes during 2007 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2006	183,563	$8.12	8.5
Granted	42,000	8.05	9.5
Vested	(57,852)	7.24	7.8
Forfeited	(19,725)	6.92	7.0
Nonvested at December 31, 2007	147,986	$8.61	8.2

Performance-based options:
Nonvested at December 31, 2006	78,000	$9.83	9.2
Granted	12,000	7.72	9.7
Vested	—	—	—
Forfeited	(12,000)	9.83	8.2
Nonvested at December 31, 2007	78,000	$9.51	8.4

The total fair value of options which vested during 2007, 2006 and 2005 was $419,000, $227,000 and $254,000, respectively.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2007 was $15,500 for participants less than age 50 and $20,500 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

contributions were not made in 2007, 2006 or 2005.  Total expense recorded for the plan was $1.3 million in 2007, $1.1 million in 2006 and $702,000 in 2005.

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

10.  Fair Value of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $45.0 million at December 31, 2007, and $59.0 million at December 31, 2006.  The fair value was estimated using discounted cash flow analysis.  Current borrowing rates for similar long-term debt were used in this analysis.

11.  Commitments and Contingencies

We are committed to: (a) purchase $1.9 million of new revenue equipment in 2008; and (b) operating lease obligations totaling $587,000 through 2011.

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the years indicated our operating revenue, operating income and operating ratio by segment.  The table below presents truckload and logistics revenue, net of fuel surcharges.  We provide this additional disclosure because management believes removing fuel surcharge revenue provides a more consistent basis for comparing results of operations from period to period.  This financial measure in the table below has not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating revenue.  We evaluate the performance of our business segments based on operating income and operating ratio.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2007	2006	2005
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$406,754	$402,327	$386,131
Truckload fuel surcharge revenue	83,786	75,323	57,127
Total Truckload revenue	490,540	477,650	443,258

Logistics revenue, net of intermodal fuel surcharge revenue(1)	66,163	39,298	16,873
Intermodal fuel surcharge revenue	3,314	1,942	71
Total Logistics revenue	69,477	41,240	16,944

Total operating revenue	$560,017	$518,890	$460,202

Operating income:
Truckload	$22,689	$37,500	$41,277
Logistics	5,112	3,669	1,590
Total operating income	$27,801	$41,169	$42,867

Operating ratio(2)
Truckload	95.4%	92.1%	90.7%
Logistics	92.6%	91.1%	90.6%
Consolidated operating ratio	95.0%	92.1%	90.7%

(1)        Logistics revenue is net of $17.1 million, $16.5 million and $21.3 million of inter-segment revenue in 2007, 2006 and 2005, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)        Operating expenses as a percentage of operating revenue.

Substantially all of our revenue is generated within the United States.  We earned 18% of our revenue in 2007 from a single customer whose trade receivables represented 12% of our trade receivables as of December 31, 2007.  We earned 17% of our revenue in 2006 from a single customer whose trade receivables represented 11% of our trade receivables as of December 31, 2006.  We earned 15% of our revenue in 2005 from a single customer.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

13.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2007 and 2006:

2007 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$131,416	$138,821	$144,969	$144,811
Operating income	8,390	8,041	5,696	5,674
Net income	4,594	4,344	3,065	2,965
Basic earnings per common share	0.21	0.20	0.14	0.14
Diluted earnings per common share	0.21	0.20	0.14	0.14

2006 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$119,555	$131,862	$135,812	$131,661
Operating income	8,989	11,812	11,713	8,655
Net income	5,053	7,540	6,736	5,189
Basic earnings per common share	0.23	0.35	0.31	0.24
Diluted earnings per common share	0.23	0.34	0.31	0.24

The diluted earnings per common share for the 2007 quarters exceeds the diluted earnings per common share for the year due to differences in rounding.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2007, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.                    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.    Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2008 Proxy Statement is incorporated in this Report by reference.

B.    Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2008 Proxy Statement is incorporated in this Report by reference.

D.    Procedure for Director Nominations by Security Holders.

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2008 Proxy Statement is incorporated in this Report by reference.

F.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2008 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2008 Proxy Statement is incorporated in this Report by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits—Equity Compensation Plan Information” sections of our 2008 Proxy Statement is incorporated in this Report by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors—Board and Board Committees” sections of our 2008 Proxy Statement is incorporated in this Report by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2008 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 59 through 61. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 11, 2008. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

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

(1) Marten Transport, Ltd. 1995 Stock Incentive Plan.

(2) Marten Transport, Ltd. 2005 Stock Incentive Plan.

(3) Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

(4) Named Executive Officers’ Compensation Summary.

(5) 2008 Non-employee Director Compensation Summary.

(6) Non-Driver Employee Performance Incentive Bonus Plan.

(7) Form of Non-employee Director Non-statutory Stock Option Agreement.

(8) Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan.

(9) Amended and Restated 2006 Executive Officer Incentive Bonus Plan.

(10) Form of Amended and Restated Change in Control Severance Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008	MARTEN TRANSPORT, LTD.

By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, President, Chief
Randolph L. Marten	Executive Officer and Director (Principal Executive Officer)

/s/ James J. Hinnendael	Chief Financial Officer
James J. Hinnendael	(Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Christine K. Marten	Director
Christine K. Marten

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ G. Larry Owens	Director
G. Larry Owens

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions		Balance at End of Year

Insurance and claims accruals:
Year ended December 31, 2007	$16,073	$30,865		$(29,507	)(1)	$17,431
Year ended December 31, 2006	13,126	28,338		(25,391	)(1)	16,073
Year ended December 31, 2005	13,654	23,221		(23,749	)(1)	13,126

Allowance for doubtful accounts:
Year ended December 31, 2007	861	(534	)(2)	(12	)(3)	315
Year ended December 31, 2006	928	—		(67	)(3)	861
Year ended December 31, 2005	909	90		(71	)(3)	928

(1)  Claims payments

(2)  Revision of estimate

(3)  Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2007

Item No.	Item	Filing Method
3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company, as amended	Filed with this Report.

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.3	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.4	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.5	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.6	Non-Driver Employee Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.7	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

10.8	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.9

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.10	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.11	Amended and Restated 2006 Executive Officer Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.12	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 7, 2007.

10.13	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.14

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Filed with this Report.

10.15	Separation Agreement and Release, dated December 28, 2007 between the Company and Donald J. Hinson	Filed with this Report.

10.16	2008 Non-employee Director Compensation Summary	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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