Form 10-Q
period 2008-03-31
MARTEN TRANSPORT LTD
filed 2008-05-12
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,765,289 as of May 7, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2008	2007

ASSETS
Current assets:
Cash	$2,566	$3,618
Marketable securities	320	350
Receivables:
Trade, net	54,642	51,539
Other	6,637	6,175
Prepaid expenses and other	11,870	13,823
Deferred income taxes	5,395	4,653
Total current assets	81,430	80,158

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	440,750	447,430
Accumulated depreciation	(127,480)	(122,246)
Net property and equipment	313,270	325,184
Other assets	1,544	2,048
TOTAL ASSETS	$396,244	$407,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,573	$32,384
Insurance and claims accruals	17,597	17,431
Current maturities of long-term debt	5,000	5,000
Total current liabilities	55,170	54,815
Long-term debt, less current maturities	25,386	39,643
Deferred income taxes	75,017	74,719
Total liabilities	155,573	169,177
Minority interest	1,639	1,283

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,761,651 shares at March 31, 2008, and 21,811,837 shares at December 31, 2007, issued and outstanding	218	218
Additional paid-in capital	74,019	74,570
Retained earnings	164,795	162,142
Total stockholders’ equity	239,032	236,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,244	$407,390

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2008	2007

OPERATING REVENUE	$143,374	$131,416

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	36,682	38,413
Purchased transportation	28,004	21,820
Fuel and fuel taxes	41,929	32,812
Supplies and maintenance	9,332	8,950
Depreciation	11,962	11,723
Operating taxes and licenses	1,712	1,699
Insurance and claims	5,565	5,470
Communications and utilities	961	940
Gain on disposition of revenue equipment	(1,059)	(1,180)
Other	2,804	2,379

Total operating expenses	137,892	123,026

OPERATING INCOME	5,482	8,390

OTHER EXPENSES (INCOME):
Interest expense	534	1,079
Interest income and other	(77)	(219)
Minority interest	380	150
	837	1,010

INCOME BEFORE INCOME TAXES	4,645	7,380

PROVISION FOR INCOME TAXES	1,992	2,786

NET INCOME	$2,653	$4,594

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.21

DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.21

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2006	21,765	$218	$73,601	$147,174	$220,993
Net income	—	—	—	4,594	4,594
Issuance of common stock from share-based payment arrangement exercises	6	—	65	—	65
Tax benefits from share-based payment arrangement exercises	—	—	14	—	14
Share-based payment arrangement compensation expense	—	—	87	—	87
Balance at March 31, 2007	21,771	218	73,767	151,768	225,753
Net income	—	—	—	10,374	10,374
Issuance of common stock from share-based payment arrangement exercises	41	—	238	—	238
Tax benefits from share-based payment arrangement exercises	—	—	192	—	192
Share-based payment arrangement compensation expense	—	—	373	—	373
Balance at December 31, 2007	21,812	218	74,570	162,142	236,930
Net income	—	—	—	2,653	2,653
Repurchase and retirement of common stock	(67)	—	(810)	—	(810)
Issuance of common stock from share-based payment arrangement exercises	17	—	82	—	82
Tax benefits from share-based payment arrangement exercises	—	—	76	—	76
Share-based payment arrangement compensation expense	—	—	101	—	101
Balance at March 31, 2008	21,762	$218	$74,019	$164,795	$239,032

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$2,653	$4,594
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	11,962	11,723
Gain on disposition of revenue equipment	(1,059)	(1,180)
Deferred income taxes	(444)	1,223
Tax benefits from share-based payment arrangement exercises	76	14
Excess tax benefits from share-based payment arrangement exercises	(61)	(4)
Share-based payment arrangement compensation expense	101	87
Minority interest in earnings of affiliate, net of distributions	356	69
Changes in other current operating items	1,155	312
Net cash provided by operating activities	14,739	16,838

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(8,729)	(36,964)
Proceeds from revenue equipment dispositions	7,763	8,801
Buildings and land, office equipment and other additions	(437)	(246)
Proceeds from buildings and land, office equipment and other dispositions	2	2
Net change in other assets	504	507
Sales of marketable securities	30	—
Net cash used for investing activities	(867)	(27,900)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	37,209	42,558
Repayment of borrowings under credit facility and long-term debt	(51,466)	(31,171)
Repurchase and retirement of common stock	(810)	—
Issuance of common stock from share-based payment arrangement exercises	82	65
Excess tax benefits from share-based payment arrangement exercises	61	4
Change in net checks issued in excess of cash balances	—	(454)
Net cash (used for) provided by financing activities	(14,924)	11,002

NET CHANGE IN CASH	(1,052)	(60)

CASH:
Beginning of period	3,618	2,988

End of period	$2,566	$2,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$544	$1,032
Income taxes	$2,669	$72
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(2,412)	$(11,618)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2007 Annual Report on Form 10-K.

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

(2)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three months ended March 31, 2008, there was no significant activity with our share-based payment arrangements.  Total share-based compensation expense recorded in the first quarter of 2008 was $101,000 ($68,000 net of income tax benefit) and in the first quarter of 2007 was $87,000 ($63,000 net of income tax benefit).  See Note 9 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2008	2007
Numerator:
Net income	$2,653	$4,594
Denominator:
Basic earnings per common share - weighted-average shares	21,757	21,766
Effect of dilutive stock options	146	185
Diluted earnings per common share - weighted-average shares and assumed conversions	21,903	21,951

Basic earnings per common share	$0.12	$0.21
Diluted earnings per common share	$0.12	$0.21

Options totaling 256,000 and 231,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  The 256,000 and 231,000 shares above each include 78,000 shares of performance-based option awards for which the performance condition was not considered probable of achievement.

(4)  Income Taxes

Our effective income tax rate increased to 42.9% for the first quarter of 2008 from 37.8% for the first quarter of 2007 primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

Our reserves for unrecognized tax benefits were $83,000 as of March 31, 2008 and $69,000 as of December 31, 2007.  The $14,000 increase in the amount reserved in the first quarter of 2008 relates to current period tax positions.  If recognized, $54,000 of the unrecognized tax benefits as of March 31, 2008 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of March 31, 2008.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2004 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(5)  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2007.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  The repurchase program does not have an expiration date.

(6)  Business Segments

Our presentation includes two reportable segments – Truckload and Logistics.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,631	$101,277
Truckload fuel surcharge revenue	26,498	16,870
Total Truckload revenue	121,129	118,147

Logistics revenue, net of intermodal fuel surcharge revenue(1)	20,745	12,712
Intermodal fuel surcharge revenue	1,500	557
Total Logistics revenue	22,245	13,269

Total operating revenue	$143,374	$131,416

Operating income:
Truckload	$3,727	$7,347
Logistics	1,755	1,043
Total operating income	$5,482	$8,390

Operating ratio(2):
Truckload	96.9%	93.8%
Logistics	92.1	92.1
Consolidated operating ratio	96.2%	93.6%

(1)  Logistics revenue is net of $4.3 million and $3.5 million of inter-segment revenue in the first quarter of 2008 and the first quarter of 2007, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)  Operating expenses as a percentage of operating revenue.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2007.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

In the first quarter of 2008, we increased our operating revenue by $12.0 million, or 9.1%.  Our operating revenue, net of fuel surcharges, increased $1.4 million, or 1.2%, compared with the first quarter of 2007.  Fuel surcharges increased $10.6 million, or 60.7%, in the first quarter of 2008 due to the significant increase in the average cost of fuel from the first quarter of 2007.  Truckload segment revenue, net of fuel surcharges, decreased 6.6% due to an 8.3% decrease in our weighted average number of tractors, partially offset by a slight increase in tractor utilization.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in the first quarter of 2008 due to increased average miles per tractor.    Average truckload revenue, net of fuel surcharges, was $1.479 per total mile for both the first quarter of 2008 and 2007.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 213 tractors less in the first quarter of 2008 than in the 2007 quarter.  However, we increased our fleet slightly from the end of 2007 to March 31, 2008.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the first quarter of 2007.  Due to the difficult freight environment, we were not able to increase freight rates to cover higher costs.  The 1.2% increase in our operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue, which represented 15.5% of our operating revenue in the first quarter of 2008, increased $9.0 million, or 67.6%, compared with the first quarter of 2007.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of  tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the average cost of fuel increasing to $3.38 per gallon in the first quarter of 2008 from $2.43 per gallon in the 2007 quarter.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we began installing auxiliary power units in our tractors in 2007 to provide climate control and electrical power for our drivers without idling the tractor engine.  In order to control increases in insurance premiums, we have increased our self-insured retention levels periodically during the last several years.  We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.2% in the first quarter of 2008 compared with 93.6% in the first quarter of 2007.  Our earnings per diluted share decreased to $0.12 in the first quarter of 2008 from $0.21 in the first quarter of 2007.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2008, we had approximately $30.4 million of long-term debt, including current maturities, and $239.0 million in stockholders’ equity.  In the first quarter of 2008, we spent $966,000 to purchase new revenue equipment, net of proceeds from dispositions, and to decrease our accounts payable and accrued liabilities relating to revenue equipment.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2008, which would be significantly below the level of net capital expenditures during the last several years due to nearly 169 tractors paid-for but not placed in service as of March 31, 2008.  Our projected net capital expenditures for the remainder of 2008 has increased since our year-end projection primarily due to new tractor and trailer purchases to update our fleet.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2008 or provide flexibility for other purposes.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2008	2007

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.479	$1.479
Average miles per tractor(1)	27,082	26,601
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,081	$3,059
Average tractors (1)	2,362	2,575
Total miles – company-employed drivers (in thousands)	54,310	57,168
Total miles – independent contractors (in thousands)	9,671	11,329

Logistics Segment:
Brokerage:
Revenue (in thousands)	$15,224	$9,049
Loads	7,613	4,748
Intermodal:
Revenue (in thousands)	$7,021	$4,220
Loads	2,153	1,386
Average tractors	40	24

(1)     Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 295 and 367 tractors as of March 31, 2008, and 2007, respectively.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,631	$101,277	$(6,646)	(6.6)%
Truckload fuel surcharge revenue	26,498	16,870	9,628	57.1
Total Truckload revenue	121,129	118,147	2,982	2.5

Logistics revenue, net of intermodal fuel surcharge revenue(1)	20,745	12,712	8,033	63.2
Intermodal fuel surcharge revenue	1,500	557	943	169.3
Total Logistics revenue	22,245	13,269	8,976	67.6

Total operating revenue	$143,374	$131,416	$11,958	9.1%

Operating income:
Truckload	$3,727	$7,347	$(3,620)	(49.3)%
Logistics	1,755	1,043	712	68.3
Total operating income	$5,482	$8,390	$(2,908)	(34.7)%

Operating ratio(2):
Truckload	96.9%	93.8%		(3.3)%
Logistics	92.1	92.1		—
Consolidated operating ratio	96.2%	93.6%		(2.8)%

(1)  Logistics revenue is net of $4.3 million and $3.5 million of inter-segment revenue in the 2008 and 2007 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)  Operating expenses as a percentage of operating revenue.

Our operating revenue increased $12.0 million, or 9.1%, to $143.4 million in the 2008 period from $131.4 million in the 2007 period.  Our operating revenue, net of fuel surcharges, increased $1.4 million, or 1.2%, to $115.4 million in the 2008 period from $114.0 million in the 2007 period.  Fuel surcharges increased $10.6 million, or 60.7%, in the 2008 period due to the significant increase in the average cost of fuel from the 2007 period.

Truckload segment revenue increased $3.0 million, or 2.5%, to $121.1 million in the 2008 period from $118.1 million in the 2007 period.  Truckload segment revenue, net of fuel surcharges, decreased 6.6% due to an 8.3% decrease in our weighted average number of tractors, partially offset by a slight increase in tractor utilization.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in the 2008 period from the 2007 period due to increased average miles per tractor.  Average truckload revenue, net of fuel surcharges, was $1.479 per total mile for both periods.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 213 tractors less in the 2008 period than in the 2007 period.  However, we increased our fleet slightly from the end of 2007 to March 31, 2008.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2007 period.  Due to the difficult freight environment, we were not able to increase freight rates to cover higher costs.

Logistics segment revenue increased $9.0 million, or 67.6%, to $22.2 million in the 2008 period from $13.3 million in the 2007 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 63.2%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The operating ratio for our Logistics segment in the 2008 period was consistent with the 2007 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue	$11,958	9.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,731)	(4.5)	25.6	29.2
Purchased transportation	6,184	28.3	19.5	16.6
Fuel and fuel taxes	9,117	27.8	29.2	25.0
Supplies and maintenance	382	4.3	6.5	6.8
Depreciation	239	2.0	8.3	8.9
Operating taxes and licenses	13	0.8	1.2	1.3
Insurance and claims	95	1.7	3.9	4.2
Communications and utilities	21	2.2	0.7	0.7
Gain on disposition of revenue equipment	121	10.3	(0.7)	(0.9)
Other	425	17.9	2.0	1.8
Total operating expenses	14,866	12.1	96.2	93.6
Operating income	(2,908)	(34.7)	3.8	6.4
Other expenses (income):
Interest expense	(545)	(50.5)	0.4	0.8
Interest income and other	142	64.8	(0.1)	(0.2)
Minority interest	230	153.3	0.3	0.1
	(173)	(17.1)	0.6	0.8
Income before income taxes	(2,735)	(37.1)	3.2	5.6
Provision for income taxes	(794)	(28.5)	1.4	2.1
Net income	$(1,941)	(42.3)%	1.9%	3.5%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 5.0% decrease in the total miles driven by company drivers and the adoption of a per diem expense reimbursement program for our drivers, which was partially offset by a $309,000 increase in our self-insured medical claims, which increased our employees’ health insurance expense.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $6.2 million in total, or 28.3%, in the 2008 period from the 2007 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $6.9 million to $16.7 million in the 2008 period from $9.8 million in the 2007 period, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $704,000 in the 2008 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will continue to increase as we grow our Logistics segment, but this increase will be partially offset by an expected continuing decline in the number of independent contractor-owned tractors in our fleet due to difficult operating conditions.

Fuel and fuel taxes, which we refer to as fuel expense, net of fuel surcharge revenue and surcharges passed through to independent contractors, decreased $538,000, or 3.1%, to $17.1 million in the 2008 period from $17.6 million in the 2007 period. The decrease was primarily due to a 5.0% decrease in the total miles driven by our company-owned fleet and to reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 80% of our company-owned tractors as of March 31, 2008, and we expect to have auxiliary power units installed in approximately 90% of our company-owned fleet by early in the third quarter of 2008.   The impact of decreased miles and reduced idling time was partially offset by a significant increase in the average cost of fuel during the 2008 period to $3.38 per gallon from $2.43 per gallon in the 2007 period.  Net fuel expense represented 17.1% of truckload and intermodal revenue, net of fuel surcharges, in the 2008 period, compared with 16.8% in the 2007 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government-mandated emissions standards that took effect in 2007 will result in further declines in engine efficiency.

Other operating expenses increased $425,000, or 17.9%, in the 2008 period from the 2007 period primarily due to a decrease in our allowance for doubtful accounts of $524,000 in the 2007 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.2% in the 2008 period compared with 93.6% in the 2007 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The decrease in interest expense of $545,000, or 50.5%, in the 2008 period from the 2007 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 42.9% in the 2008 period from 37.8% in the 2007 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the 2008 period.

As a result of the factors described above, net income decreased to $2.7 million in the 2008 period from $4.6 million in the 2007 period. Net earnings decreased to $0.12 per diluted share in the 2008 period from $0.21 per diluted share in the 2007 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows (used for) provided by financing activities for the periods indicated.

	Three Months
	Ended March 31,
(In thousands)	2008	2007

Net cash flows provided by operating activities	$14,739	$16,838
Net cash flows used for investing activities	(867)	(27,900)
Net cash flows (used for) provided by financing activities	(14,924)	11,002

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2007.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  The repurchase program does not have an expiration date.

In the first quarter of 2008, we spent $966,000 to purchase new revenue equipment, net of proceeds from dispositions, and to decrease our accounts payable and accrued liabilities relating to revenue equipment.  These expenditures were funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2008, which would be significantly below the level of capital expenditures during the last several years due to nearly 169 tractors paid-for but not placed in service as of March 31, 2008.  Our projected net capital expenditures for the remainder of 2008 has increased since our year-end projection primarily due to new tractor and trailer purchases to update our fleet.  Assuming net capital expenditures in that amount and operating margins similar to the margins in 2007, we expect to generate cash flows to retire a substantial amount of our debt in 2008 or provide flexibility for other purposes.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $3.6 million at March 31, 2008. These notes mature in October 2008, require annual principal payments of $3.57 million and bear interest at a fixed annual rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $4.3 million at March 31, 2008. These notes mature in April 2010, require annual principal payments of $1.43 million and bear interest at a fixed annual rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At March 31, 2008, the credit facility had an outstanding principal balance of $22.5 million, outstanding standby letters of credit of $5.2 million and remaining borrowing availability of $47.2 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 3.70% per annum at March 31, 2008.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2008.

We had $2.2 million in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2008, compared with $3.0 million in receivables as of December 31, 2007. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of March 31, 2008.

	Payments Due by Period
	Remainder	2009
	of	and
(In thousands)	2008	2010	2011	Thereafter	Total
Long-term debt obligations	$5,000	$2,857	$22,529	$—	$30,386
Purchase obligations for revenue equipment	10,496	—	—	—	10,496
Operating lease obligations	166	284	71	—	521
Total	$15,662	$3,141	$22,600	$—	$41,403

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $372,000 in the first quarter of 2008 and $267,000 in the first quarter of 2007 for fuel and tire services. In addition, we paid $606,000 in the first quarter of 2008 and $311,000 in the first quarter of 2007 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $5.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2008.

Inflation and Fuel Costs

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the last two years, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance and employee compensation. We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout the last two years, which has increased our cost of operating.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $313.3 million as of March 31, 2008 and $325.2 million as of December 31, 2007. Our depreciation expense was $12.0 million for the first quarter of 2008 and $11.7 million for the first quarter of 2007.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2008 by approximately $7.6 million, or 2.4%.

In the first quarter of 2008, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately seven years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and, for tractors, continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and up to $1.0 million in the aggregate for all auto liability claims between $1.0 million and $2.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $5.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.6 million as of March 31, 2008, and $17.4 million as of December 31, 2007. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2008 would have needed to increase by approximately $2.7 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, SFAS 157 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 did not and is not expected to have a significant impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement, but currently believe the only impact of adopting SFAS 160 would be to reclassify $1.6 million in minority interest to a separate component of stockholders’ equity.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $3.6 million outstanding at March 31, 2008 under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $4.3 million outstanding at March 31, 2008 under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $79,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 3.70% per annum at March 31, 2008. As of March 31, 2008, we had borrowed $22.5 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $225,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our stock repurchase activity during the first quarter of 2008:

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that may
	of Shares	Average Price	as Part of a Publicly	yet be Purchased
Period	Purchased	Paid per Share	Announced Program	Under the Program

January 1, 2008 - January 31, 2008	67,500	$12.00	67,500	932,500

February 1, 2008 - February 29, 2008	—	—	—	932,500

March 1, 2008 - March 31, 2008	—	—	—	932,500
Total	67,500	$12.00	67,500	932,500

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.

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

MARTEN TRANSPORT, LTD.

Dated: May 12, 2008	By:	/s/ Randolph L. Marten
Randolph L. Marten
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2008

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