Form 10-Q
period 2008-06-30
MARTEN TRANSPORT LTD
filed 2008-08-11
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☒  Smaller reporting company ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,765,289 as of August 6, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2008	2007

ASSETS
Current assets:
Cash	$1,074	$3,618
Marketable securities	320	350
Receivables:
Trade, net	63,477	51,539
Other	11,366	6,175
Prepaid expenses and other	12,646	13,823
Deferred income taxes	5,629	4,653
Total current assets	94,512	80,158
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	429,350	447,430
Accumulated depreciation	(129,938)	(122,246)
Net property and equipment	299,412	325,184
Other assets	1,131	2,048
TOTAL ASSETS	$395,055	$407,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$11	$—
Accounts payable and accrued liabilities	35,353	32,384
Insurance and claims accruals	19,183	17,431
Current maturities of long-term debt	5,000	5,000
Total current liabilities	59,547	54,815

Long-term debt, less current maturities	13,239	39,643
Deferred income taxes	77,631	74,719
Total liabilities	150,417	169,177
Minority interest	1,849	1,283

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,765,289 shares at June 30, 2008, and 21,811,837 shares at December 31, 2007, issued and outstanding	218	218
Additional paid-in capital	74,307	74,570
Retained earnings	168,264	162,142
Total stockholders’ equity	242,789	236,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,055	$407,390

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2008	2007	2008	2007

OPERATING REVENUE	$159,994	$138,821	$303,368	$270,237

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	37,755	38,565	74,437	76,978
Purchased transportation	31,285	24,679	59,289	46,499
Fuel and fuel taxes	51,785	37,126	93,714	69,938
Supplies and maintenance	9,378	8,966	18,710	17,916
Depreciation	12,346	11,727	24,308	23,450
Operating taxes and licenses	1,762	1,726	3,474	3,425
Insurance and claims	6,653	5,376	12,218	10,846
Communications and utilities	909	970	1,870	1,910
Gain on disposition of revenue equipment	(927)	(1,268)	(1,986)	(2,448)
Other	2,620	2,913	5,424	5,292

Total operating expenses	153,566	130,780	291,458	253,806

OPERATING INCOME	6,428	8,041	11,910	16,431

OTHER EXPENSES (INCOME):
Interest expense	302	1,042	836	2,121
Interest income and other	(37)	(126)	(114)	(345)
Minority interest	225	79	605	229
	490	995	1,327	2,005

INCOME BEFORE INCOME TAXES	5,938	7,046	10,583	14,426

PROVISION FOR INCOME TAXES	2,469	2,702	4,461	5,488

NET INCOME	$3,469	$4,344	$6,122	$8,938

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.20	$0.28	$0.41

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.20	$0.28	$0.41

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2006	21,765	$218	$73,601	$147,174	$220,993
Net income	—	—	—	8,938	8,938
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	207	—	207
Share-based payment arrangement compensation expense	—	—	282	—	282
Balance at June 30, 2007	21,812	218	74,393	156,112	230,723
Net income	—	—	—	6,030	6,030
Tax benefits from share-based payment arrangement exercises	—	—	(1)	—	(1)
Share-based payment arrangement compensation expense	—	—	178	—	178
Balance at December 31, 2007	21,812	218	74,570	162,142	236,930
Net income	—	—	—	6,122	6,122
Repurchase and retirement of common stock	(67)	—	(810)	—	(810)
Issuance of common stock from share-based payment arrangement exercises	20	—	98	—	98
Tax benefits from share-based payment arrangement exercises	—	—	91	—	91
Share-based payment arrangement compensation expense	—	—	358	—	358
Balance at June 30, 2008	21,765	$218	$74,307	$168,264	$242,789

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$6,122	$8,938
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,308	23,450
Gain on disposition of revenue equipment	(1,986)	(2,448)
Deferred income taxes	1,936	992
Tax benefits from share-based payment arrangement exercises	91	207
Excess tax benefits from share-based payment arrangement exercises	(73)	(168)
Share-based payment arrangement compensation expense	358	282
Minority interest in earnings of affiliate, net of distributions	566	139
Changes in other current operating items	(9,604)	(1,898)
Net cash provided by operating activities	21,718	29,494

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Revenue equipment additions	(14,487)	(50,208)
Proceeds from revenue equipment dispositions	17,524	16,641
Buildings and land, office equipment and other additions	(1,216)	(628)
Proceeds from buildings and land, office equipment and other dispositions	2	609
Net change in other assets	917	1,239
Sales of marketable securities	30	—
Net cash provided by (used for) investing activities	2,770	(32,347)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	81,925	72,170
Repayment of borrowings under credit facility and long-term debt	(108,329)	(68,006)
Repurchase and retirement of common stock	(810)	—
Issuance of common stock from share-based payment arrangement exercises	98	303
Excess tax benefits from share-based payment arrangement exercises	73	168
Change in net checks issued in excess of cash balances	11	(712)
Net cash (used for) provided by financing activities	(27,032)	3,923

NET CHANGE IN CASH	(2,544)	1,070

CASH:
Beginning of period	3,618	2,988

End of period	$1,074	$4,058
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$864	$2,164
Income taxes	$3,575	$1,643
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(1,627)	$(13,371)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008

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

(2)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three-month and six-month periods ended June 30, 2008, there was no significant activity with our share-based payment arrangements.  Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2008 was $257,000 ($163,000 net of income tax benefit) and $358,000 ($231,000 net of income tax benefit).  Total share-based compensation expense recorded in the three-month and six-month periods ended June 30, 2007 was $195,000 ($133,000 net of income tax benefit) and $282,000 ($196,000 net of income tax benefit).  See Note 9 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$3,469	$4,344	$6,122	$8,938
Denominator:
Basic earnings per common share - weighted-average shares	21,764	21,789	21,760	21,778
Effect of dilutive stock options	154	182	152	184
Diluted earnings per common share - weighted-average shares and assumed conversions	21,918	21,971	21,912	21,962

Basic earnings per common share	$0.16	$0.20	$0.28	$0.41
Diluted earnings per common share	$0.16	$0.20	$0.28	$0.41

Options totaling 404,600 and 231,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, respectively, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  The 404,600 and 231,000 shares above include 90,500 and 78,000 shares, respectively, of performance-based option awards for which the performance condition was not considered probable of achievement.

(4)  Income Taxes

Our effective income tax rate increased to 42.2% for the first six months of 2008 from 38.0% for the first six months of 2007 primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

Our reserves for unrecognized tax benefits were $88,000 as of June 30, 2008 and $69,000 as of December 31, 2007.  The $19,000 increase in the amount reserved in the first six months of 2008 relates to current period tax positions.  If recognized, $57,000 of the unrecognized tax benefits as of June 30, 2008 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of June 30, 2008.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2004 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(5)  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second quarter of 2008.  The repurchase program does not have an expiration date.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,506	$103,354	$191,137	$204,631
Truckload fuel surcharge revenue	37,568	20,357	64,066	37,227
Total Truckload revenue	134,074	123,711	255,203	241,858

Logistics revenue, net of intermodal fuel surcharge revenue(1)	23,366	14,388	44,111	27,100
Intermodal fuel surcharge revenue	2,554	722	4,054	1,279
Total Logistics revenue	25,920	15,110	48,165	28,379

Total operating revenue	$159,994	$138,821	$303,368	$270,237

Operating income:
Truckload	$4,634	$7,065	$8,361	$14,412
Logistics	1,794	976	3,549	2,019
Total operating income	$6,428	$8,041	$11,910	$16,431

Operating ratio(2):
Truckload	96.5%	94.3%	96.7%	94.0%
Logistics	93.1	93.5	92.6	92.9
Consolidated operating ratio	96.0%	94.2%	96.1%	93.9%

(1)  Logistics revenue is net of $4.3 million and $8.6 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2008, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $3.5 million and $7.0 million for the three-month and six-month periods ended June 30, 2007.

(2)    Operating expenses as a percentage of operating revenue.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2007.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

In the first six months of 2008, we increased our operating revenue by $33.1 million, or 12.3%.  Our operating revenue, net of fuel surcharges, increased $3.5 million, or 1.5%, compared with the first six months of 2007.  Fuel surcharges increased $29.6 million, or 76.9%, in the first six months of 2008 due to the significant increase in the average cost of fuel from the first six months of 2007.  Truckload segment revenue, net of fuel surcharges, decreased 6.6% due to a 7.8% decrease in our weighted average number of tractors, partially offset by slight increases in revenue per total mile and in tractor utilization.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in the first six months of 2008 due to a 0.9% increase in average truckload revenue, net of fuel surcharges, per total mile and a 0.3% increase in average miles per tractor.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in the first six months of 2008.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.2% reduction in average length of haul to 878 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 199 tractors less in the first six months of 2008 than in the same period of 2007, but remained essentially the same as the end of 2007.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the first six months of 2007.  Due to the difficult freight environment, we were not able to increase freight rates to cover higher costs.  The 1.5% increase in our operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue, which represented 15.9% of our operating revenue in the first six months of 2008, increased $19.8 million, or 69.7%, compared with the first six months of 2007.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the average cost of fuel increasing to $3.79 per gallon in the first six months of 2008 from $2.58 per gallon in the first six months of 2007.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we began installing auxiliary power units in our tractors in 2007 to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.1% in the first six months of 2008 compared with 93.9% in the first six months of 2007.  Our earnings per diluted share decreased to $0.28 in the first six months of 2008 from $0.41 in the first six months of 2007.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2008, we had approximately $18.2 million of long-term debt, including current maturities, and $242.8 million in stockholders’ equity.  In the first six months of 2008, our proceeds from revenue equipment dispositions exceeded our expenditures to purchase new revenue equipment by $3.0 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $35 million for the remainder of 2008.  Our projected net capital expenditures for the remainder of 2008 has increased from previously communicated levels primarily due to new tractor and trailer purchases to update our fleet.  We recently negotiated additional equipment purchases with our tractor and trailer suppliers most of which will be replacement equipment.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of truckload and logistics revenue, net of fuel surcharges, and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors).  We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period.  These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures, operating revenue and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.497	$1.470	$1.488	$1.474
Average miles per tractor(1)	27,162	27,494	54,245	54,081
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,128	$3,108	$3,105	$3,083
Average tractors (1)	2,373	2,558	2,368	2,567
Average miles per trip	865	911	878	926
Total miles – company-employed drivers (in thousands)	55,587	58,361	109,897	115,529
Total miles – independent contractors (in thousands)	8,877	11,968	18,548	23,297

Logistics Segment:
Brokerage:
Revenue (in thousands)	$16,487	$10,376	$31,711	$19,425
Loads	7,978	5,657	15,591	10,405
Intermodal:
Revenue (in thousands)	$9,433	$4,734	$16,454	$8,954
Loads	2,773	1,528	4,926	2,914
Average tractors	51	26	45	25

(1)          Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 246 and 368 tractors as of June 30, 2008, and 2007, respectively.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,506	$103,354	$(6,848)	(6.6)%
Truckload fuel surcharge revenue	37,568	20,357	17,211	84.5
Total Truckload revenue	134,074	123,711	10,363	8.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	23,366	14,388	8,978	62.4
Intermodal fuel surcharge revenue	2,554	722	1,832	253.7
Total Logistics revenue	25,920	15,110	10,810	71.5

Total operating revenue	$159,994	$138,821	$21,173	15.3%

Operating income:
Truckload	$4,634	$7,065	$(2,431)	(34.4)%
Logistics	1,794	976	818	83.8
Total operating income	$6,428	$8,041	$(1,613)	(20.1)%

Operating ratio(2):
Truckload	96.5%	94.3%		(2.3)%
Logistics	93.1	93.5		0.4
Consolidated operating ratio	96.0%	94.2%		(1.9)%

(1) Logistics revenue is net of $4.3 million and $3.5 million of inter-segment revenue in the 2008 and 2007 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2) Operating expenses as a percentage of operating revenue.

Our operating revenue increased $21.2 million, or 15.3%, to $160.0 million in the 2008 period from $138.8 million in the 2007 period.  Our operating revenue, net of fuel surcharges, increased $2.1 million, or 1.8%, to $119.9 million in the 2008 period from $117.7 million in the 2007 period.  The increase in operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Fuel surcharges increased $19.0 million, or 90.3%, in the 2008 period due to the significant increase in the average cost of fuel from the 2007 period.

Truckload segment revenue increased $10.4 million, or 8.4%, to $134.1 million in the 2008 period from $123.7 million in the 2007 period.  Truckload segment revenue, net of fuel surcharges, decreased 6.6% due to a 7.2% decrease in our weighted average number of tractors, partially offset by a 1.8% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix, reduced average length of haul and an apparent reduction in overall truckload industry capacity.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.6% in the 2008 period from the 2007 period due to the increase in revenue per total mile, partially offset by a 1.2% decrease in average miles per tractor.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations in the 2008 period.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.0% reduction in average length of haul to 865 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 185 tractors less in the 2008 period than in the 2007 period, but remained essentially the same as the end of 2007.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2007 period.  Due to the difficult freight environment, we were not able to increase freight rates to cover higher costs.

Logistics segment revenue increased $10.8 million, or 71.5%, to $25.9 million in the 2008 period from $15.1 million in the 2007 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 62.4%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The improvement in the operating ratio for our Logistics segment in the 2008 period was primarily due to an increase of intermodal revenue as a percentage of logistics revenue from the 2007 period.  The operating ratio for our intermodal services is lower than for our brokerage services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue	$21,173	15.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(810)	(2.1)	23.6	27.8
Purchased transportation	6,606	26.8	19.6	17.8
Fuel and fuel taxes	14,659	39.5	32.4	26.7
Supplies and maintenance	412	4.6	5.9	6.5
Depreciation	619	5.3	7.7	8.4
Operating taxes and licenses	36	2.1	1.1	1.2
Insurance and claims	1,277	23.8	4.2	3.9
Communications and utilities	(61)	(6.3)	0.6	0.7
Gain on disposition of revenue equipment	341	26.9	(0.6)	(0.9)
Other	(293)	(10.1)	1.6	2.1
Total operating expenses	22,786	17.4	96.0	94.2
Operating income	(1,613)	(20.1)	4.0	5.8
Other expenses (income):
Interest expense	(740)	(71.0)	0.2	0.8
Interest income and other	89	70.6	—	(0.1)
Minority interest	146	184.8	0.1	0.1
	(505)	(50.8)	0.3	0.7
Income before income taxes	(1,108)	(15.7)	3.7	5.1
Provision for income taxes	(233)	(8.6)	1.5	1.9
Net income	$(875)	(20.1)%	2.2%	3.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 4.8% decrease in the total miles driven by company drivers and the adoption in the first quarter of 2008 of a per diem expense reimbursement program for our drivers, which was partially offset by a $746,000 increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a decrease in our ratio of tractors to non-driver personnel associated with growth in our logistics business.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $6.6 million in total, or 26.8%, in the 2008 period from the 2007 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $8.2 million to $19.5 million in the 2008 period from $11.4 million in the 2007 period, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $1.6 million in the 2008 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will continue to increase as we grow our Logistics segment, but this increase will be partially offset by an expected continuing decline in the number of independent contractor-owned tractors in our fleet due to difficult operating conditions.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors) decreased $3.0 million, or 15.7%, to $16.0 million in the 2008 period from $19.0 million in the 2007 period.  Fuel surcharges passed through to independent contractors were $4.3 million in the 2008 period and $2.9 million in the 2007 period.  The decrease in net fuel expense was primarily due to a 4.8% decrease in the total miles driven by our company-owned fleet and to reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 87% of our company-owned tractors as of June 30, 2008.   The impact of decreased miles and reduced idling time was partially offset by a significant increase in the average cost of fuel during the 2008 period to $4.21 per gallon from $2.73 per gallon in the 2007 period.  Net fuel expense represented 15.5% of truckload and intermodal revenue, net of fuel surcharges, in the 2008 period, compared with 17.7% in the 2007 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates.  We expect our fuel expense to increase in the future because we believe that government-mandated emissions standards that took effect in 2007 will result in further declines in engine efficiency as our fleet is updated with the newer engines.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2008 period primarily resulted from the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses, and an increase in the average age of our tractor and trailer fleets.  Our maintenance practices were consistent with the 2007 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was due to our investment in auxiliary power units since mid-2007 and to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2008 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in the 2008 period was primarily the result of an increase in the cost of self-insured accident claims.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

An expected decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $927,000 in the 2008 period from $1.3 million in the 2007 period, despite an increase in the number of tractors sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.0% in the 2008 period compared with 94.2% in the 2007 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The decrease in interest expense of $740,000, or 71.0%, in the 2008 period from the 2007 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 41.6% in the 2008 period from 38.3% in the 2007 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

As a result of the factors described above, net income decreased to $3.5 million in the 2008 period from $4.3 million in the 2007 period. Net earnings decreased to $0.16 per diluted share in the 2008 period from $0.20 per diluted share in the 2007 period.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$191,137	$204,631	$(13,494)	(6.6)%
Truckload fuel surcharge revenue	64,066	37,227	26,839	72.1
Total Truckload revenue	255,203	241,858	13,345	5.5

Logistics revenue, net of intermodal fuel surcharge revenue(1)	44,111	27,100	17,011	62.8
Intermodal fuel surcharge revenue	4,054	1,279	2,775	217.0
Total Logistics revenue	48,165	28,379	19,786	69.7

Total operating revenue	$303,368	$270,237	$33,131	12.3%

Operating income:
Truckload	$8,361	$14,412	$(6,051)	(42.0)%
Logistics	3,549	2,019	1,530	75.8
Total operating income	$11,910	$16,431	$(4,521)	(27.5)%

Operating ratio(2):
Truckload	96.7%	94.0%		(2.9)%
Logistics	92.6	92.9		0.3
Consolidated operating ratio	96.1%	93.9%		(2.3)%

(1) Logistics revenue is net of $8.6 million and $7.0 million of inter-segment revenue in the 2008 and 2007 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2) Operating expenses as a percentage of operating revenue.

Our operating revenue increased $33.1 million, or 12.3%, to $303.4 million in the 2008 period from $270.2 million in the 2007 period.  Our operating revenue, net of fuel surcharges, increased $3.5 million, or 1.5%, to $235.2 million in the 2008 period from $231.7 million in the 2007 period.  The increase in operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Fuel surcharges increased $29.6 million, or 76.9%, in the 2008 period due to the significant increase in the average cost of fuel from the 2007 period.

Truckload segment revenue increased $13.3 million, or 5.5%, to $255.2 million in the 2008 period from $241.9 million in the 2007 period.  Truckload segment revenue, net of fuel surcharges, decreased 6.6% due to a 7.8% decrease in our weighted average number of tractors, partially offset by slight increases in revenue per total mile and in tractor utilization.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in the 2008 period from the 2007 period due to a 0.9% increase in average truckload revenue, net of fuel surcharges, per total mile and a 0.3% increase in average miles per tractor.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in the 2008 period.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.2% reduction in average length of haul to 878 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 199 tractors less in the 2008 period than in the 2007 period, but remained essentially the same as the end of 2007.  The slight improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2007 period.  Due to the difficult freight environment, we were not able to increase freight rates to cover higher costs.

Logistics segment revenue increased $19.8 million, or 69.7%, to $48.2 million in the 2008 period from $28.4 million in the 2007 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 62.8%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The improvement in the operating ratio for our Logistics segment in the 2008 period was primarily due to an increase of intermodal revenue as a percentage of logistics revenue from the 2007 period. The operating ratio for our intermodal services is lower than for our brokerage services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue	$33,131	12.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(2,541)	(3.3)	24.5	28.5
Purchased transportation	12,790	27.5	19.5	17.2
Fuel and fuel taxes	23,776	34.0	30.9	25.9
Supplies and maintenance	794	4.4	6.2	6.6
Depreciation	858	3.7	8.0	8.7
Operating taxes and licenses	49	1.4	1.1	1.3
Insurance and claims	1,372	12.6	4.0	4.0
Communications and utilities	(40)	(2.1)	0.6	0.7
Gain on disposition of revenue equipment	462	18.9	(0.7)	(0.9)
Other	132	2.5	1.8	2.0
Total operating expenses	37,652	14.8	96.1	93.9
Operating income	(4,521)	(27.5)	3.9	6.1
Other expenses (income):
Interest expense	(1,285)	(60.6)	0.3	0.8
Interest income and other	231	67.0	—	(0.1)
Minority interest	376	164.2	0.2	0.1
	(678)	(33.8)	0.4	0.7
Income before income taxes	(3,843)	(26.6)	3.5	5.3
Provision for income taxes	(1,027)	(18.7)	1.5	2.0
Net income	$(2,816)	(31.5)%	2.0%	3.3%

The decrease in salaries, wages and benefits resulted primarily from a 4.9% decrease in the total miles driven by company drivers and the adoption in the first quarter of 2008 of a per diem expense reimbursement program for our drivers, which was partially offset by a $1.1 million increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a decrease in our ratio of tractors to non-driver personnel associated with growth in our logistics business.

Purchased transportation expense increased $12.8 million in total, or 27.5%, in the 2008 period from the 2007 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $15.1 million to $36.3 million in the 2008 period from $21.2 million in the 2007 period, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.3 million in the 2008 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors) decreased $3.5 million, or 9.6%, to $33.1 million in the 2008 period from $36.6 million in the 2007 period. Fuel surcharges passed through to independent contractors were $7.5 million in the 2008 period and $5.2 million in the 2007 period.  The decrease in net fuel expense was primarily due to a 4.9% decrease in the total miles driven by our company-owned fleet and to reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 87% of our company-owned tractors as of June 30, 2008.   The impact of decreased miles and reduced idling time was partially offset by a significant increase in the average cost of fuel during the 2008 period to $3.79 per gallon from $2.58 per gallon in the 2007 period.  Net fuel expense represented 16.2% of truckload and intermodal revenue, net of fuel surcharges, in the 2008 period, compared with 17.2% in the 2007 period.

The increase in supplies and maintenance in the 2008 period primarily resulted from the higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses, and an increase in the average age of our tractor and trailer fleets.

The increase in depreciation was due to our investment in auxiliary power units since mid-2007 and to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2008 period.

The increase in insurance and claims in the 2008 period was primarily the result of an increase in the cost of self-insured accident claims.

An expected decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $2.0 million in the 2008 period from $2.5 million in the 2007 period, despite an increase in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.1% in the 2008 period compared with 93.9% in the 2007 period.

The decrease in interest expense of $1.3 million, or 60.6%, in the 2008 period from the 2007 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 42.2% in the 2008 period from 38.0% in the 2007 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

As a result of the factors described above, net income decreased to $6.1 million in the 2008 period from $8.9 million in the 2007 period. Net earnings decreased to $0.28 per diluted share in the 2008 period from $0.41 per diluted share in the 2007 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows provided by (used for) investing activities and net cash flows (used for) provided by financing activities for the periods indicated.

	Six Months
	Ended June 30,
(In thousands)	2008	2007

Net cash flows provided by operating activities	$21,718	$29,494
Net cash flows provided by (used for) investing activities	2,770	(32,347)
Net cash flows (used for) provided by financing activities	(27,032)	3,923

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second quarter of 2008.  The repurchase program does not have an expiration date.

In the first six months of 2008, our proceeds from revenue equipment dispositions exceeded our expenditures to purchase new revenue equipment by $3.0 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $35 million for the remainder of 2008.  Our projected net capital expenditures for the remainder of 2008 has increased from previously communicated levels primarily due to new tractor and trailer purchases to update our fleet.  We recently negotiated additional equipment purchases with our tractor and trailer suppliers most of which will be replacement equipment.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $3.6 million at June 30, 2008. These notes mature in October 2008, require annual principal payments of $3.6 million and bear interest at a fixed annual rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $2.9 million at June 30, 2008. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At June 30, 2008, the credit facility had an outstanding principal balance of $11.8 million, outstanding standby letters of credit of $6.8 million and remaining borrowing availability of $56.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 3.2% per annum at June 30, 2008.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at June 30, 2008.

We had $1.6 million in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2008, compared with $3.0 million in receivables as of December 31, 2007. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of June 30, 2008.

	Payments Due by Period
	Remainder	2009
	of	and
(In thousands)	2008	2010	2011	Thereafter	Total
Long-term debt obligations	$3,571	$2,857	$11,811	$—	$18,239
Purchase obligations for revenue equipment	10,524	—	—	—	10,524
Operating lease obligations	109	284	71	—	464
Total	$14,204	$3,141	$11,882	$—	$29,227

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $758,000 in the first six months of 2008 and $538,000 in the first six months of 2007 for fuel and tire services. In addition, we paid $1.3 million in the first six months of 2008 and $859,000 in the first six months of 2007 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $285,000 in the first six months of 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $6.8 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2008.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $299.4 million as of June 30, 2008 and $325.2 million as of December 31, 2007. Our depreciation expense was $24.3 million for the first six months of 2008 and $23.5 million for the first six months of 2007.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2008 by approximately $7.7 million, or 2.6%.

In the first six months of 2008, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $6.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $19.2 million as of June 30, 2008, and $17.4 million as of December 31, 2007. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2008 would have needed to increase by approximately $2.9 million.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement, but currently believe the only impact of adopting SFAS 160 would be to reclassify $1.8 million in minority interest to a separate component of stockholders’ equity.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $3.6 million outstanding at June 30, 2008 under our Series A Senior Notes bears interest at a fixed annual rate of 6.78%. The $2.9 million outstanding at June 30, 2008 under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $65,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 3.2% per annum at June 30, 2008. As of June 30, 2008, we had borrowed $11.8 million under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $118,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.          Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the year ended December 31, 2007.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.

In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second quarter of 2008.

Item 4.                   Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 6, 2008.  The following items were voted upon at the meeting:

(a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2009.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	21,063,580	19,748	—
Larry B. Hagness	14,791,921	6,291,407	—
Thomas J. Winkel	20,962,703	120,625	—
Jerry M. Bauer	20,498,396	584,932	—
Robert L. Demorest	21,064,598	18,730	—
G. Larry Owens	21,083,328	—	—

(b) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2008 by a vote of 20,247,962 shares in favor, 855,882 shares against and 3,589 shares abstaining.

Item 6.                   Exhibits.

Item No.	Item	Method of Filing

10.17	Named Executive Officers’ Compensation Summary	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Chief Financial Officer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 11, 2008	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2008	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2008

Item No.	Item	Method of Filing

10.17	Named Executive Officers’ Compensation Summary	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Chief Financial Officer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.