Form 10-Q
period 2008-09-30
MARTEN TRANSPORT LTD
filed 2008-11-10
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☒   Smaller reporting company ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,830,071 as of November 5, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2008	2007
ASSETS
Current assets:
Cash	$2,411	$3,618
Marketable securities	65	350
Receivables:
Trade, net	63,193	51,539
Other	6,983	6,175
Prepaid expenses and other	11,719	13,823
Deferred income taxes	6,663	4,653
Total current assets	91,034	80,158
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	441,375	447,430
Accumulated depreciation	(133,206)	(122,246)
Net property and equipment	308,169	325,184
Other assets	833	2,048
TOTAL ASSETS	$400,036	$407,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,293	$—
Accounts payable and accrued liabilities	40,829	32,384
Insurance and claims accruals	20,938	17,431
Current maturities of long-term debt	5,000	5,000
Total current liabilities	68,060	54,815
Long-term debt, less current maturities	2,342	39,643
Deferred income taxes	78,160	74,719
Total liabilities	148,562	169,177
Minority interest	1,702	1,283
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,830,071 shares at September 30, 2008, and 21,811,837 shares at December 31, 2007, issued and outstanding	218	218
Additional paid-in capital	75,163	74,570
Retained earnings	174,391	162,142
Total stockholders’ equity	249,772	236,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,036	$407,390

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2008	2007	2008	2007

OPERATING REVENUE	$163,377	$144,969	$466,745	$415,206

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	39,885	38,808	114,322	115,786
Purchased transportation	29,125	27,891	88,414	74,390
Fuel and fuel taxes	51,215	39,586	144,929	109,524
Supplies and maintenance	9,588	10,448	28,298	28,364
Depreciation	12,396	11,867	36,704	35,317
Operating taxes and licenses	1,588	1,736	5,062	5,161
Insurance and claims	5,770	5,946	17,988	16,792
Communications and utilities	837	938	2,707	2,848
Gain on disposition of revenue equipment	(453)	(435)	(2,439)	(2,883)
Other	2,898	2,488	8,322	7,780
Total operating expenses	152,849	139,273	444,307	393,079
OPERATING INCOME	10,528	5,696	22,438	22,127
OTHER EXPENSES (INCOME):
Interest expense	196	943	1,032	3,064
Interest income and other	(38)	(186)	(152)	(531)
Minority interest	317	301	922	530
	475	1,058	1,802	3,063
INCOME BEFORE INCOME TAXES	10,053	4,638	20,636	19,064
PROVISION FOR INCOME TAXES	3,926	1,573	8,387	7,061
NET INCOME	$6,127	$3,065	$12,249	$12,003
BASIC EARNINGS PER COMMON SHARE	$0.28	$0.14	$0.56	$0.55
DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.14	$0.56	$0.55

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2006	21,765	$218	$73,601	$147,174	$220,993
Net income	—	—	—	12,003	12,003
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	205	—	205
Share-based payment arrangement compensation expense	—	—	379	—	379
Balance at September 30, 2007	21,812	218	74,488	159,177	233,883
Net income	—	—	—	2,965	2,965
Tax benefits from share-based payment arrangement exercises	—	—	1	—	1
Share-based payment arrangement compensation expense	—	—	81	—	81
Balance at December 31, 2007	21,812	218	74,570	162,142	236,930
Net income	—	—	—	12,249	12,249
Repurchase and retirement of common stock	(67)	—	(810)	—	(810)
Issuance of common stock from share-based payment arrangement exercises	85	—	356	—	356
Tax benefits from share-based payment arrangement exercises	—	—	496	—	496
Share-based payment arrangement compensation expense	—	—	551	—	551
Balance at September 30, 2008	21,830	$218	$75,163	$174,391	$249,772

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$12,249	$12,003
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	36,704	35,317
Gain on disposition of revenue equipment	(2,439)	(2,883)
Deferred income taxes	1,431	(850)
Tax benefits from share-based payment arrangement exercises	496	205
Excess tax benefits from share-based payment arrangement exercises	(432)	(166)
Share-based payment arrangement compensation expense	551	379
Minority interest in earnings of affiliate, net of distributions	419	388
Changes in other current operating items	752	8
Net cash provided by operating activities	49,731	44,401

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(39,206)	(62,718)
Proceeds from revenue equipment dispositions	24,573	20,282
Buildings and land, office equipment and other additions	(1,777)	(2,160)
Proceeds from buildings and land, office equipment and other dispositions	2	609
Net change in other assets	1,215	1,752
Sales of marketable securities	285	—
Net cash used for investing activities	(14,908)	(42,235)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	130,209	102,491
Repayment of borrowings under credit facility and long-term debt	(167,510)	(104,164)
Repurchase and retirement of common stock	(810)	—
Issuance of common stock from share-based payment arrangement exercises	356	303
Excess tax benefits from share-based payment arrangement exercises	432	166
Change in net checks issued in excess of cash balances	1,293	(260)
Net cash used for financing activities	(36,030)	(1,464)

NET CHANGE IN CASH	(1,207)	702
CASH:
Beginning of period	3,618	2,988
End of period	$2,411	$3,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,081	$3,097
Income taxes	$5,948	$5,688
Non-cash investing activities:
Change in revenue equipment not yet paid for	$842	$(8,221)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008

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

(2)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three-month and nine-month periods ended September 30, 2008, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2008 was $193,000 and $551,000.  Total pre-tax share-based compensation expense recorded in the three-month and nine-month periods ended September 30, 2007 was $97,000 and $379,000.  See Note 9 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$6,127	$3,065	$12,249	$12,003
Denominator:
Basic earnings per common share - weighted-average shares	21,798	21,812	21,773	21,789
Effect of dilutive stock options	154	156	153	174
Diluted earnings per common share - weighted-average shares and assumed conversions	21,952	21,968	21,926	21,963
Basic earnings per common share	$0.28	$0.14	$0.56	$0.55
Diluted earnings per common share	$0.28	$0.14	$0.56	$0.55

Options totaling 400,100 and 410,100 shares for the three-month and nine-month periods ended September 30, 2008, respectively, and 280,000 shares for each of the three-month and nine-month periods ended September 30, 2007 were outstanding but were not included in the calculation of diluted earnings per share, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  The  shares above include 99,500 shares for the 2008 periods and 90,000 shares for the 2007 periods of performance-based option awards for which the performance condition was not considered probable of achievement.

(4)  Income Taxes

Our effective income tax rate increased to 40.6% for the first nine months of 2008 from 37.0% for the first nine months of 2007 primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

Our reserves for unrecognized tax benefits were $103,000 as of September 30, 2008 and $69,000 as of December 31, 2007.  The $34,000 increase in the amount reserved in the first nine months of 2008 relates to current period tax positions.  If recognized, $67,000 of the unrecognized tax benefits as of September 30, 2008 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of September 30, 2008.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2005 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(5)  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second or third quarters of 2008.  The repurchase program does not have an expiration date.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$98,600	$103,831	$289,737	$308,462
Truckload fuel surcharge revenue	38,442	21,666	102,508	58,893
Total Truckload revenue	137,042	125,497	392,245	367,355

Logistics revenue, net of intermodal fuel surcharge revenue(1)	23,472	18,580	67,583	45,680
Intermodal fuel surcharge revenue	2,863	892	6,917	2,171
Total Logistics revenue	26,335	19,472	74,500	47,851

Total operating revenue	$163,377	$144,969	$466,745	$415,206

Operating income:
Truckload	$8,619	$4,108	$16,980	$18,520
Logistics	1,909	1,588	5,458	3,607
Total operating income	$10,528	$5,696	$22,438	$22,127

Operating ratio(2):
Truckload	93.7%	96.7%	95.7%	95.0%
Logistics	92.8	91.8	92.7	92.5
Consolidated operating ratio	93.6%	96.1%	95.2%	94.7%

(1) Logistics revenue is net of $4.5 million and $13.1 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2008, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $5.0 million and $12.0 million for the three-month and nine-month periods ended September 30, 2007.

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

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market and specific customer demand.

In the first nine months of 2008, we increased our operating revenue by $51.5 million, or 12.4%.  Our operating revenue, net of fuel surcharges, increased $3.2 million, or 0.9%, compared with the first nine months of 2007.  Fuel surcharges increased $48.4 million, or 79.2%, in the first nine months of 2008 due to the significant increase in the average cost of fuel from the first nine months of 2007.  Truckload segment revenue, net of fuel surcharges, decreased 6.1% due to a 7.7% decrease in our weighted average number of tractors, partially offset by a 1.7% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix, reduced average length of haul and an apparent reduction in overall truckload industry capacity.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 1.4% in the first nine months of 2008 primarily due to the increase in revenue per total mile.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in the first nine months of 2008.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.9% reduction from the first nine months of 2007 in average length of haul to 863 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 196 tractors less in the first nine months of 2008 than in the same period of 2007.  The 0.9% increase in our operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue, which represented 16.0% of our operating revenue in the first nine months of 2008, increased $26.6 million, or 55.7%, compared with the first nine months of 2007.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the average cost of fuel increasing to $3.86 per gallon in the first nine months of 2008 from $2.66 per gallon in the first nine months of 2007.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we began installing auxiliary power units in our tractors in 2007 to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.2% in the first nine months of 2008 compared with 94.7% in the first nine months of 2007.  Our earnings per diluted share increased to $0.56 in the first nine months of 2008 from $0.55 in the first nine months of 2007.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2008, we had approximately $7.3 million of long-term debt, including current maturities, and $249.8 million in stockholders’ equity.  In the first nine months of 2008, we spent $14.6 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2008.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of truckload and logistics revenue, net of fuel surcharges, and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads).  We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period.  These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures, operating revenue and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.531	$1.482	$1.502	$1.477
Average miles per tractor(1)	27,736	27,874	81,977	81,956
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,231	$3,142	$3,146	$3,103
Average tractors (1)	2,322	2,514	2,353	2,549
Average miles per trip	835	900	863	917
Total miles – company-employed drivers (in thousands)	56,897	58,188	166,794	173,717
Total miles – independent contractors (in thousands)	7,510	11,891	26,058	35,188

Logistics Segment:
Brokerage:
Revenue (in thousands)	$15,902	$13,887	$47,613	$33,312
Loads	7,485	7,253	23,076	17,658
Intermodal:
Revenue (in thousands)	$10,433	$5,585	$26,887	$14,539
Loads	3,237	1,848	8,163	4,762
Average tractors	61	34	51	28

(1)                                  Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 209 and 358 tractors as of September 30, 2008, and 2007, respectively.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$98,600	$103,831	$(5,231)	(5.0)%
Truckload fuel surcharge revenue	38,442	21,666	16,776	77.4
Total Truckload revenue	137,042	125,497	11,545	9.2

Logistics revenue, net of intermodal fuel surcharge revenue(1)	23,472	18,580	4,892	26.3
Intermodal fuel surcharge revenue	2,863	892	1,971	221.0
Total Logistics revenue	26,335	19,472	6,863	35.2

Total operating revenue	$163,377	$144,969	$18,408	12.7%

Operating income:
Truckload	$8,619	$4,108	$4,511	109.8%
Logistics	1,909	1,588	321	20.2
Total operating income	$10,528	$5,696	$4,832	84.8%

Operating ratio(2):
Truckload	93.7%	96.7%		3.1%
Logistics	92.8	91.8		(1.1)
Consolidated operating ratio	93.6%	96.1%		2.6%

(1)          Logistics revenue is net of $4.5 million and $5.0 million of inter-segment revenue in the 2008 and 2007 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Operating expenses as a percentage of operating revenue.

Our operating revenue increased $18.4 million, or 12.7%, to $163.4 million in the 2008 period from $145.0 million in the 2007 period.  Our operating revenue, net of fuel surcharges, decreased $339,000, or 0.3%, to $122.1 million in the 2008 period from $122.4 million in the 2007 period.  Fuel surcharges increased $18.7 million, or 83.1%, in the 2008 period due to the significant increase in the average cost of fuel from the 2007 period.

Truckload segment revenue increased $11.5 million, or 9.2%, to $137.0 million in the 2008 period from $125.5 million in the 2007 period.  Truckload segment revenue, net of fuel surcharges, decreased 5.0% due to a 7.6% decrease in our weighted average number of tractors, partially offset by a 3.3% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix, reduced average length of haul and an apparent reduction in overall truckload industry capacity.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 2.8% in the 2008 period from the 2007 period due to the increase in revenue per total mile, partially offset by a 0.5% decrease in average miles per tractor.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations in the 2008 period.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.2% reduction from the 2007 period in average length of haul to 835 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 192 tractors less in the 2008 period than in the 2007 period.  The improvement in both tractor productivity and control of expenses resulted in increased profitability from the 2007 period.

Logistics segment revenue increased $6.9 million, or 35.2%, to $26.3 million in the 2008 period from $19.5 million in the 2007 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 26.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The operating ratio increase in the 2008 period was attributable to decreased margins in both our intermodal and brokerage services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue	$18,408	12.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,077	2.8	24.4	26.8
Purchased transportation	1,234	4.4	17.8	19.2
Fuel and fuel taxes	11,629	29.4	31.3	27.3
Supplies and maintenance	(860)	(8.2)	5.9	7.2
Depreciation	529	4.5	7.6	8.2
Operating taxes and licenses	(148)	(8.5)	1.0	1.2
Insurance and claims	(176)	(3.0)	3.5	4.1
Communications and utilities	(101)	(10.8)	0.5	0.6
Gain on disposition of revenue equipment	(18)	(4.1)	(0.3)	(0.3)
Other	410	16.5	1.8	1.7
Total operating expenses	13,576	9.7	93.6	96.1
Operating income	4,832	84.8	6.4	3.9
Other expenses (income):
Interest expense	(747)	(79.2)	0.1	0.7
Interest income and other	148	79.6	—	(0.1)
Minority interest	16	5.3	0.2	0.2
	(583)	(55.1)	0.3	0.7
Income before income taxes	5,415	116.8	6.2	3.2
Provision for income taxes	2,353	149.6	2.4	1.1
Net income	$3,062	99.9%	3.8%	2.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a $1.3 million increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a $1.0 million increase in bonus compensation expensed for our non-driver employees, which was partially offset by a 2.2% decrease in the total miles driven by company drivers and the adoption in the first quarter of 2008 of a per diem expense reimbursement program for our drivers.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $1.2 million in total, or 4.4%, in the 2008 period from the 2007 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $4.7 million to $19.4 million in the 2008 period from $14.7 million in the 2007 period, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $3.4 million in the 2008 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will continue to increase as we grow our Logistics segment, but this increase will be partially offset by an expected continuing decline in the number of independent contractor-owned tractors in our fleet due to difficult operating conditions.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.7 million, or 27.4%, to $15.1 million in the 2008 period from $20.7 million in the 2007 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $5.1 million in the 2008 period and $3.7 million in the 2007 period.  Over the past year, we have worked diligently to control fuel costs and usage by improving our volume purchasing arrangements with national fuel centers, focusing on shorter lengths of haul, managing the miles for which we do not receive fuel surcharges, and installing and tightly managing the use of auxiliary power units in our tractors.  The decrease in net fuel expense was primarily due to a 2.2% decrease in the total miles driven by our company-owned fleet and to reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 94% of our company-owned tractors as of September 30, 2008.   The impact of decreased miles and reduced idling time was partially offset by a significant increase in the average cost of fuel during the 2008 period to $4.01 per gallon from $2.83 per gallon in the 2007 period.  Net fuel expense represented 14.2% of truckload and intermodal revenue, net of fuel surcharges, in the 2008 period, compared with 19.1% in the 2007 period.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and higher rates; however, we receive fuel surcharges on a delayed basis which can cause our results to improve or degrade disproportionately to the change in fuel prices, as they did in the 2008 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The decrease in supplies and maintenance in the 2008 period primarily resulted from decreased parts, tires, loading/unloading and other supplies and maintenance expenses despite a higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses, and an increase in the average age of our tractor and trailer fleets.  Our maintenance practices were consistent with the 2007 period.

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

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.6% in the 2008 period compared with 96.1% in the 2007 period.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The decrease in interest expense of $747,000, or 79.2%, in the 2008 period from the 2007 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 39.1% in the 2008 period from 33.9% in the 2007 period, primarily because we decreased our deferred income tax liability in the 2007 period by 4.4% of income before income taxes.  This decrease was primarily due to state income tax law changes and a change in income apportionment for several states which produced a lower effective state income tax rate, net of federal impact.  The effective income tax rate in the 2008 period also increased primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

As a result of the factors described above, net income increased to $6.1 million in the 2008 period from $3.1 million in the 2007 period. Net earnings increased to $0.28 per diluted share in the 2008 period from $0.14 per diluted share in the 2007 period.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$289,737	$308,462	$(18,725)	(6.1)%
Truckload fuel surcharge revenue	102,508	58,893	43,615	74.1
Total Truckload revenue	392,245	367,355	24,890	6.8

Logistics revenue, net of intermodal fuel surcharge revenue(1)	67,583	45,680	21,903	47.9
Intermodal fuel surcharge revenue	6,917	2,171	4,746	218.6
Total Logistics revenue	74,500	47,851	26,649	55.7

Total operating revenue	$466,745	$415,206	$51,539	12.4%

Operating income:
Truckload	$16,980	$18,520	$(1,540)	(8.3)%
Logistics	5,458	3,607	1,851	51.3
Total operating income	$22,438	$22,127	$311	1.4%

Operating ratio(2):
Truckload	95.7%	95.0%		(0.7)%
Logistics	92.7	92.5		(0.2)
Consolidated operating ratio	95.2%	94.7%		(0.5)%

(1)

 Logistics revenue is net of $13.1 million and $12.0 million of inter-segment revenue in the 2008 and 2007 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Operating expenses as a percentage of operating revenue.

Our operating revenue increased $51.5 million, or 12.4%, to $466.7 million in the 2008 period from $415.2 million in the 2007 period.  Our operating revenue, net of fuel surcharges, increased $3.2 million, or 0.9%, to $357.3 million in the 2008 period from $354.1 million in the 2007 period.  The increase in operating revenue, net of fuel surcharges, was entirely driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Fuel surcharges increased $48.4 million, or 79.2%, in the 2008 period due to the significant increase in the average cost of fuel from the 2007 period.

Truckload segment revenue increased $24.9 million, or 6.8%, to $392.2 million in the 2008 period from $367.4 million in the 2007 period.  Truckload segment revenue, net of fuel surcharges, decreased 6.1% due to a 7.7% decrease in our weighted average number of tractors, partially offset by a 1.7% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix, reduced average length of haul and an apparent reduction in overall truckload industry capacity.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 1.4% in the 2008 period from the 2007 period primarily due to the increase in revenue per total mile.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in the 2008 period.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.9% reduction from the 2007 period in average length of haul to 863 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 196 tractors less in the 2008 period than in the 2007 period.  The improvement in tractor productivity was more than offset by an increase in our overall cost structure, which resulted in decreased profitability from the 2007 period.

Logistics segment revenue increased $26.6 million, or 55.7%, to $74.5 million in the 2008 period from $47.9 million in the 2007 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 47.9%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The operating ratio for our Logistics segment in the 2008 period was approximately the same as in the 2007 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue	$51,539	12.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,464)	(1.3)	24.5	27.9
Purchased transportation	14,024	18.9	18.9	17.9
Fuel and fuel taxes	35,405	32.3	31.1	26.4
Supplies and maintenance	(66)	(0.2)	6.1	6.8
Depreciation	1,387	3.9	7.9	8.5
Operating taxes and licenses	(99)	(1.9)	1.1	1.2
Insurance and claims	1,196	7.1	3.9	4.0
Communications and utilities	(141)	(5.0)	0.6	0.7
Gain on disposition of revenue equipment	444	15.4	(0.5)	(0.7)
Other	542	7.0	1.8	1.9
Total operating expenses	51,228	13.0	95.2	94.7
Operating income	311	1.4	4.8	5.3
Other expenses (income):
Interest expense	(2,032)	(66.3)	0.2	0.7
Interest income and other	379	71.4	—	(0.1)
Minority interest	392	74.0	0.2	0.1
	(1,261)	(41.2)	0.4	0.7
Income before income taxes	1,572	8.2	4.4	4.6
Provision for income taxes	1,326	18.8	1.8	1.7
Net income	$246	2.0%	2.6%	2.9%

The decrease in salaries, wages and benefits resulted primarily from a 4.0% decrease in the total miles driven by company drivers and the adoption in the first quarter of 2008 of a per diem expense reimbursement program for our drivers, which was partially offset by a $2.4 million increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a $1.0 million increase in bonus compensation expensed for our non-driver employees.

Purchased transportation expense increased $14.0 million in total, or 18.9%, in the 2008 period from the 2007 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $19.7 million to $55.7 million in the 2008 period from $35.9 million in the 2007 period, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $5.7 million in the 2008 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $7.7 million, or 13.1%, to $50.7 million in the 2008 period from $58.3 million in the 2007 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $15.2 million in the 2008 period and $9.9 million in the 2007 period.  Over the past year, we have worked diligently to control fuel costs and usage by improving our volume purchasing arrangements with national fuel centers, focusing on shorter lengths of haul, managing the miles for which we do not receive fuel surcharges, and installing and tightly managing the use of auxiliary power units in our tractors.  The decrease in net fuel expense was primarily due to a 4.0% decrease in the total miles driven by our company-owned fleet and to reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine.  Auxiliary power units were installed in approximately 94% of our company-owned tractors as of September 30, 2008.   The impact of decreased miles and reduced idling time was partially offset by a significant increase in the average cost of fuel during the 2008 period to $3.86 per gallon from $2.66 per gallon in the 2007 period.  Net fuel expense represented 16.4% of truckload and intermodal revenue, net of fuel surcharges, in the 2008 period, compared with 18.2% in the 2007 period.

The increase in depreciation was due to our investment in auxiliary power units since mid-2007 and to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2008 period.

The increase in insurance and claims in the 2008 period was primarily the result of an increase in the cost of self-insured accident claims.

A decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $2.4 million in the 2008 period from $2.9 million in the 2007 period, despite an increase in the number of tractors sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures this winter is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.2% in the 2008 period compared with 94.7% in the 2007 period.

The decrease in interest expense of $2.0 million, or 66.3%, in the 2008 period from the 2007 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 40.6% in the 2008 period from 37.0% in the 2007 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

As a result of the factors described above, net income increased to $12.2 million in the 2008 period from $12.0 million in the 2007 period. Net earnings increased to $0.56 per diluted share in the 2008 period from $0.55 per diluted share in the 2007 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows used for financing activities for the periods indicated.

	Nine Months
	Ended September 30,
(In thousands)	2008	2007

Net cash flows provided by operating activities	$49,731	$44,401
Net cash flows used for investing activities	14,908	42,235
Net cash flows used for financing activities	36,030	1,464

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second or third quarters of 2008.  The repurchase program does not have an expiration date.

In the first nine months of 2008, we spent $14.6 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2008.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We had outstanding Series A Senior Unsecured Notes with an aggregate principal balance of $3.6 million at September 30, 2008. These notes matured in October 2008 and bore interest at a fixed annual rate of 6.78%. We also have outstanding Series B Senior Unsecured Notes with an aggregate principal balance of $2.9 million at September 30, 2008. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At September 30, 2008, the credit facility had an outstanding principal balance of $914,000, outstanding standby letters of credit of $6.8 million and remaining borrowing availability of $67.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the credit facility was 4.5% per annum at September 30, 2008.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at September 30, 2008.

We had $1.0 million in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2008, compared with $3.0 million in receivables as of December 31, 2007. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.

The following is a summary of our contractual obligations as of September 30, 2008.

	Payments Due by Period
	Remainder	2009
	of	and
(In thousands)	2008	2010	2011	Thereafter	Total
Long-term debt obligations	$3,571	$2,857	$914	$—	$7,342
Purchase obligations for revenue equipment	4,211	—	—	—	4,211
Operating lease obligations	54	284	71	—	409
Total	$7,836	$3,141	$985	$—	$11,962

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.2 million in the first nine months of 2008 and $851,000 in the first nine months of 2007 for fuel and tire services. In addition, we paid $1.8 million in the first nine months of 2008 and $1.8 million in the first nine months of 2007 to tire manufacturers for tires that we purchased from the tire manufacturers which were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $299,000 in the first nine months of 2008 and $389,000 in the first nine months of 2007 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from Randolph L. Marten, our Chairman of the Board and Chief Executive Officer, in a like-kind exchange for a building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $6.8 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2008.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered. Fuel prices were high throughout the last two years, which has increased our cost of operating.

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

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $308.2 million as of September 30, 2008 and $325.2 million as of December 31, 2007. Our depreciation expense was $36.7 million for the first nine months of 2008 and $35.3 million for the first nine months of 2007.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2008 by approximately $8.1 million, or 2.6%.

In the first nine months of 2008, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $6.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $20.9 million as of September 30, 2008, and $17.4 million as of December 31, 2007. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2008 would have needed to increase by approximately $2.4 million.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement, but currently believe the only impact of adopting SFAS 160 would be to reclassify $1.7 million in minority interest to a separate component of stockholders’ equity.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates.  While we do not currently have any outstanding hedging or swap instruments to mitigate our market risks, we may enter into derivatives or other financial instruments for trading or speculative purposes in the future.

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

Our fixed rate obligations consist of amounts outstanding under our unsecured senior notes. The $3.6 million outstanding at September 30, 2008 under our Series A Senior Notes, which matured in October 2008, bore interest at a fixed annual rate of 6.78%. The $2.9 million outstanding at September 30, 2008 under our Series B Senior Notes bears interest at a fixed annual rate of 8.57%. Based on such outstanding amounts, a one percentage point decline in market interest rates would have the effect of increasing the premium we pay over market interest rates by approximately $65,000 annually.

Our variable rate obligations consist of borrowings under our revolving credit facility. Our revolving credit facility carries a variable interest rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 4.5% per annum at September 30, 2008. As of September 30, 2008, we had borrowed $914,000 under the credit facility. Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $9,000 in additional gross interest cost on an annual basis.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report.  Except as set forth below, we do not believe there have been any material changes in these risks during the nine months ended September 30, 2008.

The recent instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

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

In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the second or third quarters of 2008.

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

MARTEN TRANSPORT, LTD.

Dated: November 10, 2008	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2008	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2008

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