Form 10-K
period 2008-12-31
MARTEN TRANSPORT LTD
filed 2009-03-13
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $265,403,000.

As of February 27, 2009, 21,836,571 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 5, 2009, or 2009 Proxy Statement.

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

PART I

ITEM 1.                                  BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2008, we generated $607.1 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 85% of our truckload revenue resulted from hauling temperature-sensitive products and 15% from hauling dry freight.  We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest.  We provide regional truckload carrier services in the Southeast, West Coast, Midwest and South Central regions.  In 2008, our average length of haul was 853 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity.  We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service.  With our fleet of 2,376 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reportable segments — Truckload and Logistics.  Financial information regarding these segments can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive truckload market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2008, our two largest customers were General Mills and Kraft.

Our marketing efforts are conducted by a staff of approximately 125 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

Our operations and sales personnel strive to improve our asset productivity by seeking freight that allows for rapid turnaround times, minimizes non-revenue miles between loads, and carries a favorable rate structure. Once we have established a customer relationship, customer service managers work closely with our fleet managers to match customer needs with our capacity and the location of revenue equipment. Fleet managers use our optimization system to assign loads to satisfy customer and operational requirements, as well as to meet the routing needs of our drivers. We attempt to route most of our trucks over selected operating lanes, which we believe assists us in meeting customer requirements, balancing traffic, reducing non-revenue miles, and improving the reliability of delivery schedules.

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

•                  Auxiliary power units installed on approximately 96% of our company-owned tractors as of December 31, 2008 that allow us to decrease fuel costs associated with idling our tractors.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 8.1% during 2008, and a tractor to non-driver employee ratio of 4.5-to-1 as of December 31, 2008.  Both of these statistics point to the efficiency of our operations and we believe compare favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2008, our top 30 customers accounted for approximately 77% of our revenue, and our top ten customers accounted for 55% of our revenue.  Nine of our top ten customers have been significant customers of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for eight of our top ten customers.  General Mills accounted for 19% and Kraft accounted for 10% of our revenue in 2008.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 256 of our drivers as of December 31, 2008 have driven more than one million miles for us without a preventable accident, while approximately 90 of our drivers have driven more than two million miles and three have driven more than three million miles for us without a preventable accident.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, California, Georgia, Oregon, Indiana and Texas terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors on a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

As of December 31, 2008, we had approximately 2,775 employees. This total consists of approximately 2,248 drivers, 171 mechanics and maintenance personnel, and 356 support personnel, which includes management and administration. As of that date, we also contracted with 188 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2008, we operated a fleet of 2,376 tractors, including 2,188 company-owned tractors and 188 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2008 was approximately 2.2 years.  In 2008, we replaced most of our company-owned tractors within approximately 3.5 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts.  The percentage of our fleet provided by independent contractors was 8% as of December 31, 2008.

As of December 31, 2008, we operated a fleet of 4,218 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2008 was approximately 3.1 years. In 2008, we replaced most of our company-owned trailers within approximately 5.5 years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $6.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2008, over 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we began installing auxiliary power units in our tractors during 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.  These units were installed in approximately 96% of our company-owned fleet as of December 31, 2008.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  Revised rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005.  On July 24, 2007, a federal appeals court vacated portions of the October 2005 Rules; however, interim rules issued in December 2007 retained the vacated portions in effect.  On November 19, 2008, final rules effective January 19, 2009 were issued which left the interim rules unchanged.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations.  The regulations did not have a significant impact on our operations or financial results in 2006 through 2008.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2006 through 2008.

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

The recent instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results.  Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness, which may include drawing on our Credit Facility, or issue debt securities in the future to fund working capital requirements, make investments, or for general corporate purposes.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2008, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 55% of our revenue; our top five customers accounted for approximately 41% of our revenue; and our top two customers accounted for approximately 30% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  In recent years the transportation industry has experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add.  Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let trucks sit idle.  An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements, or execute successful hedges in the future. Additionally, we may encounter decreases in productivity that may offset or eliminate savings from auxiliary power units, or may incur unexpected maintenance or other costs associated with such units. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  Revised rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005.  On July 24, 2007, a federal appeals court vacated portions of these rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allows drivers to reset their maximum allowable hours in a week.  The court indicated that, in addition to other reasons, it vacated these two portions of the rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until December 27, 2007, to allow FMCSA time to prepare its response.  On December 17, 2007, FMCSA submitted interim final rules, which became effective December 27, 2007.  The interim rules retained the 11 hour driving day and the 34-hour restart, but provided greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  The FMCSA published final rules effective January 19, 2009 on November 19, 2008 which left the interim rules unchanged.  As advocacy groups may continue to challenge the final rules, a court’s decision to strike down the final rules could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes.  A court’s decision to strike down the final rules could decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

ITEM 1B.                         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                  PROPERTIES

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space.  We added an additional facility in 2007 in Mondovi, Wisconsin which consists of 15,000 square feet of equipment repair and maintenance space located on approximately 11 acres.  We operate facilities in or near the following cities at which we perform the following designated operating activities:

Company Locations	Owned or Leased	Fueling and Maintenance	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X
Ontario, California	Owned	X		X
Atlanta, Georgia	Owned	X		X	X
Portland, Oregon	Owned	X		X	X
Indianapolis, Indiana	Owned	X	X	X	X
Irving, Texas	Leased	X		X	X
Richmond, Virginia	Leased				X
Laredo, Texas	Leased				X

ITEM 3.                                  LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

ITEM 4A.                         EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 27, 2009, are as follows:

Name	Age	Position
Randolph L. Marten	56	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	61	President

Robert G. Smith	65	Chief Operating Officer

Timothy P. Nash	57	Executive Vice President of Sales and Marketing

James J. Hinnendael	45	Chief Financial Officer

John H. Turner	47	Vice President of Sales

Randolph L. Marten has been a full-time employee of ours since 1974.  Mr. Marten has been a Director since October 1980, our Chairman of the Board since August 1993 and our Chief Executive Officer since January 2005.  Mr. Marten also served as our President from June 1986 until June 2008, our Chief Operating Officer from June 1986 until August 1998 and as a Vice President from October 1980 to June 1986.

Timothy M. Kohl has been our President since June 2008.  Mr. Kohl joined the company in November 2007, and has over 20 years’ experience in the transportation services industry.  Mr. Kohl served as Knight Transportation Inc.’s President from 2004 to 2007 and as its Secretary from 2000 to 2007.  Mr. Kohl served as a director on Knight’s Board of Directors from 2001 to 2006, and he served as its Chief Financial Officer from 2000 to 2004.  Mr. Kohl also served as Knight’s Vice President of Human Resources from 1996 through 1999.  From 1999 through 2000, Mr. Kohl served as Vice President of Knight’s southeast region.  Prior to his employment with Knight, Mr. Kohl was employed by Burlington Motor Carriers as Vice President of Human Resources.  Prior to his employment with Burlington Motor Carriers, Mr. Kohl served as Vice President of Human Resources for J.B. Hunt.

Robert G. Smith has been our Chief Operating Officer since August 1998.  Mr. Smith also served as our Vice President of Operations from June 1993 until May 1999 and as our Director of Operations from September 1989 to June 1993.  Mr. Smith served as director of operations for Transport Corporation of America, an irregular-route truckload carrier, from 1985 to 1989.

Timothy P. Nash has been our Executive Vice President of Sales and Marketing since November 2000.  Mr. Nash also served as our Vice President of Sales from November 1990 to November 2000 and as a Regional Sales Manager from July 1987 to November 1990.  Mr. Nash served as a regional sales manager for Overland Express, Inc., a  long-haul  truckload carrier, from 1986 to 1987.

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.”  The table below shows the range of high and low bid prices for the quarters indicated on the NASDAQ Global Select Market.  Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year ended December 31, 2008
Fourth Quarter	$20.61	$14.98
Third Quarter	22.59	15.00
Second Quarter	18.32	15.00
First Quarter	17.85	11.50

Year ended December 31, 2007
Fourth Quarter	$16.60	$10.60
Third Quarter	18.46	13.54
Second Quarter	19.80	15.70
First Quarter	19.28	14.30

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On February 27, 2009, we had 233 record stockholders, and approximately 1,528 beneficial stockholders of our common stock.

We have not paid a cash dividend on our common stock since we became publicly traded in September 1986.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility.  Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors our Board of Directors deems relevant.

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

In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007 or in the remainder of 2008.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Morningstar, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on January 1, 2004, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG MARTEN TRANSPORT, LTD.,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON
JAN. 1, 2004

ASSUMES DIVIDEND
REINVESTED

FISCAL YEAR ENDING
DEC. 31, 2008

ITEM 6.                                  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
FOR THE YEAR
Operating revenue	$607,099	$560,017	$518,890	$460,202	$380,048
Operating income	32,705	27,801	41,169	42,867	31,345
Net income	18,071	14,968	24,518	25,061	17,536
Operating ratio	94.6%	95.0%	92.1%	90.7%	91.8%

PER-SHARE DATA
Basic earnings per common share	$0.83	$0.69	$1.13	$1.16	$0.83
Diluted earnings per common share	0.82	0.68	1.12	1.14	0.81
Book value	11.71	10.86	10.15	8.99	7.82

AT YEAR END
Total assets	$397,443	$407,390	$410,822	$349,733	$288,929
Long-term debt	2,857	44,643	58,659	48,300	30,257
Stockholders’ equity	255,736	236,930	220,993	193,917	167,921

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

Overview

The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our truckload revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  We monitor our revenue production primarily through average truckload revenue, net of fuel surcharges, per tractor per week.  We also analyze our average truckload revenue, net of fuel surcharges, per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

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

In 2008, we increased our operating revenue by $47.1 million, or 8.4%.  Our operating revenue, net of fuel surcharges, increased $1.5 million, or 0.3%, compared with 2007.  Fuel surcharges increased $45.5 million, or 52.3%, in 2008 due to the significant increase in the average cost of fuel from 2007.  Truckload segment revenue, net of fuel surcharges, decreased 5.5% due to a 6.5% decrease in our weighted average number of tractors, partially offset by a 2.2% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix and a reduced average length of haul.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in 2008 primarily due to the increase in revenue per total mile, partially offset by a 1.1% decrease in average miles per tractor.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in 2008.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 6.4% reduction from 2007 in average length of haul to 853 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 164 tractors less in 2008 than in 2007.  The 0.3% increase in our operating revenue, net of fuel surcharges, was driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL, partially offset by the decrease in truckload revenue, net of fuel surcharges.  Logistics revenue, which represented 16.3% of our operating revenue in 2008, increased $29.4 million, or 42.4%, compared with 2007.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel increasing to $3.80 per gallon in 2008 from $2.89 per gallon in 2007.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we began installing auxiliary power units in our tractors in 2007 to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.6% in 2008 compared with 95.0% in 2007.  Our earnings per diluted share increased to $0.82 in 2008 from $0.68 in 2007.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2008, we had approximately $2.9 million of long-term debt, including current maturities, and $255.7 million in stockholders’ equity.  In 2008, we spent $32.6 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million to $60 million in 2009, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Share-based Payment Arrangement Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, and therefore have not restated prior periods’ results.  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Total share-based compensation expense recorded in 2008 was $666,000 ($432,000 net of income tax benefit), in 2007 was $460,000 ($321,000 net of income tax benefit) and in 2006 was $447,000 ($318,000 net of income tax benefit), which entirely represents additional share-based compensation expense recorded as a result of adopting SFAS 123R.  Unrecognized compensation expense from unvested service-based stock option awards was $1.5 million as of December 31, 2008 and is expected to be recorded over a weighted-average period of 3.6 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $911,000 as of December 31, 2008 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2008	2007	2006
Truckload Segment:
Average truckload revenue, net of fuel surcharges, per total mile	$1.512	$1.480	$1.477
Average miles per tractor(1)	108,026	109,269	108,781
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,124	$3,101	$3,081
Average tractors(1)	2,352	2,516	2,504
Average miles per trip	853	911	937
Total miles — company-employed drivers (in thousands)	222,043	228,776	222,579
Total miles — independent contractors (in thousands)	32,081	46,096	49,810

Logistics Segment:
Brokerage:
Revenue (in thousands)	$62,315	$48,640	$28,636
Loads	30,410	25,246	16,083
Intermodal:
Revenue (in thousands)	$36,598	$20,837	$12,604
Loads	11,513	6,793	4,073
Average tractors	53	31	19

(1)          Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 188, 339 and 365 tractors as of December 31, 2008, 2007 and 2006, respectively.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$384,264	$406,754	$(22,490)	(5.5)%
Truckload fuel surcharge revenue	123,922	83,786	40,136	47.9
Total Truckload revenue	508,186	490,540	17,646	3.6

Logistics revenue, net of intermodal fuel surcharge revenue(1)	90,194	66,163	24,031	36.3
Intermodal fuel surcharge revenue	8,719	3,314	5,405	163.1
Total Logistics revenue	98,913	69,477	29,436	42.4

Total operating revenue	$607,099	$560,017	$47,082	8.4%

Operating income:
Truckload	$26,055	$22,689	$3,366	14.8%
Logistics	6,650	5,112	1,538	30.1
Total operating income	$32,705	$27,801	$4,904	17.6%

Operating ratio(2):
Truckload	94.9%	95.4%		0.5%
Logistics	93.3	92.6		(0.8)
Consolidated operating ratio	94.6%	95.0%		0.4%

(1)          Logistics revenue is net of $16.8 million and $17.1 million of inter-segment revenue in 2008 and 2007, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Operating expenses as a percentage of operating revenue.

Our operating revenue increased $47.1 million, or 8.4%, to $607.1 million in 2008 from $560.0 million in 2007.  Our operating revenue, net of fuel surcharges, increased $1.5 million, or 0.3%, to $474.5 million in 2008 from $472.9 million in 2007.  The increase in operating revenue, net of fuel surcharges, was driven by continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL, partially offset by a decrease in truckload revenue, net of fuel surcharges.  Fuel surcharges increased $45.5 million, or 52.3%, in 2008 due to the significant increase in the average cost of fuel from 2007.

Truckload segment revenue increased $17.6 million, or 3.6%, to $508.2 million in 2008 from $490.5 million in 2007.  Truckload segment revenue, net of fuel surcharges, decreased 5.5% due to a 6.5% decrease in our weighted average number of tractors, partially offset by a 2.2% increase in average truckload revenue, net of fuel surcharges, per total mile.  The increase in average truckload revenue, net of fuel surcharges, per total mile was the result of an improved freight mix and a reduced average length of haul.  Our average truckload revenue, net of fuel surcharges, per tractor per week increased 0.7% in 2008 from 2007 due to the increase in revenue per total mile, partially offset by a 1.1% decrease in average miles per tractor.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in 2008.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 6.4% reduction from 2007 in average length of haul to 853 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 164 tractors less in 2008 than in 2007.  The improvement in tractor productivity and in our overall cost structure resulted in increased profitability from 2007.

Logistics segment revenue increased $29.4 million, or 42.4%, to $98.9 million in 2008 from $69.5 million in 2007.  Logistics segment revenue, net of intermodal fuel surcharges, increased 36.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in 2008 was primarily due to an increase as a percentage of logistics revenue of the payments to carriers for transportation services which we arranged.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue:	$47,082	8.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,158)	(0.8)	25.1	27.5
Purchased transportation	9,399	9.1	18.6	18.5
Fuel and fuel taxes	26,871	18.0	29.0	26.6
Supplies and maintenance	(243)	(0.6)	6.3	6.9
Depreciation	2,696	5.7	8.2	8.4
Operating taxes and licenses	(94)	(1.4)	1.1	1.2
Insurance and claims	3,056	13.7	4.2	4.0
Communications and utilities	(129)	(3.3)	0.6	0.7
Gain on disposition of revenue equipment	722	21.3	(0.4)	(0.6)
Other	1,058	10.2	1.9	1.8
Total operating expenses	42,178	7.9	94.6	95.0

Operating income	4,904	17.6	5.4	5.0
Other expenses (income):
Interest expense	(2,681)	(70.1)	0.2	0.7
Interest income and other	509	73.4	—	(0.1)
Minority interest	318	39.7	0.2	0.1
	(1,854)	(47.2)	0.3	0.7
Income before income taxes	6,758	28.3	5.0	4.3
Provision for income taxes	3,655	41.1	2.1	1.6
Net income	$3,103	20.7%	3.0%	2.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 2.9% decrease in the total miles driven by company drivers and the adoption in the first quarter of 2008 of a per diem expense reimbursement program for our drivers, which was partially offset by a $2.3 million increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a $1.3 million increase in bonus compensation expensed for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $9.4 million in total, or 9.1%, in 2008 from 2007.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $21.3 million to $73.8 million in 2008 from $52.5 million in 2007, as our Logistics operations significantly increased in size and scope.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $11.9 million in 2008, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will continue to increase as we grow our Logistics segment, but this increase will be partially offset by an expected continuing decline in the number of independent contractor-owned tractors in our fleet due to difficult operating conditions.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $14.6 million, or 19.2%, to $61.4 million in 2008 from $76.1 million in 2007.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $18.2 million in 2008 and $14.2 million in 2007.  Over the past year, we have worked diligently to control fuel costs and usage by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  The decrease in net fuel expense was primarily due to a 2.9% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, principally the use of auxiliary power units.  Auxiliary power units, which were installed in 96% of our company-owned tractors as of December 31, 2008, provide climate control and electrical power for our drivers without idling the tractor engine.   The impact of decreased miles and the cost control measures were partially offset by a significant increase in the D.O.E. national average cost of fuel during 2008 to $3.80 per gallon from $2.89 per gallon in 2007.  Net fuel expense represented 14.9% of truckload and intermodal revenue, net of fuel surcharges, in 2008, compared with 17.9% in 2007.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was due to our investment in auxiliary power units since mid-2007 and to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2008.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The increase in insurance and claims in 2008 was primarily the result of an increase in the cost of self-insured auto liability and workers’ compensation accident claims.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

A decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $2.7 million in 2008 from $3.4 million in 2007, despite an increase in the number of tractors sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.6% in 2008 compared with 95.0% in 2007.

Interest expense primarily consists of interest on our unsecured committed credit facility and senior unsecured notes.  The decrease in interest expense of $2.7 million, or 70.1%, in 2008 from 2007 was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 41.0% in 2008 from 37.3% in 2007, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008.

As a result of the factors described above, net income increased to $18.1 million in 2008 from $15.0 million in 2007. Net earnings increased to $0.82 per diluted share in 2008 from $0.68 per diluted share in 2007.

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

Our operating revenue increased $41.1 million, or 7.9%, to $560.0 million in 2007 from $518.9 million in 2006. Our operating revenue, net of fuel surcharges, increased $31.3 million, or 7.1%, to $472.9 million in 2007 from $441.6 million in 2006. The increase in operating revenue, net of fuel surcharges, was primarily due to continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL. Fuel surcharges increased $9.8 million, or 12.7%, in 2007 due to an increase in the average cost of fuel from 2006.

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
(Dollars in thousands)	2007 vs. 2006	2007 vs. 2006	2007	2006

Operating revenue:	$41,127	7.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,401	6.5	27.5	27.8
Purchased transportation	19,367	22.9	18.5	16.3
Fuel and fuel taxes	13,942	10.3	26.6	26.0
Supplies and maintenance	5,466	16.5	6.9	6.4
Depreciation	2,649	6.0	8.4	8.5
Operating taxes and licenses	(691)	(9.2)	1.2	1.4
Insurance and claims	1,170	5.5	4.0	4.1
Communications and utilities	234	6.4	0.7	0.7
Gain on disposition of revenue equipment	3,604	51.6	(0.6)	(1.3)
Other	(647)	(5.9)	1.8	2.1
Total operating expenses	54,495	11.4	95.0	92.1
Operating income	(13,368)	(32.5)	5.0	7.9
Other expenses (income):
Interest expense	259	7.3	0.7	0.7
Interest income and other	413	37.3	(0.1)	(0.2)
Minority interest	34	4.4	0.1	0.1
	706	21.9	0.7	0.6
Income before income taxes	(14,074)	(37.1)	4.3	7.3
Provision for income taxes	(4,524)	(33.7)	1.6	2.6
Net income	$(9,550)	(39.0)%	2.7%	4.7%

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

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.3 million, or 7.6%, to $76.1 million in 2007 from $70.7 million in 2006. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $14.2 million in 2007 and $12.9 million in 2006. The increase was primarily due to a 2.8% increase in miles driven by our company-owned fleet and an increase in the D.O.E. national average cost of fuel during 2007 to $2.89 per gallon from $2.71 per gallon in 2006. These increases were partially offset by reduced idling fuel consumption resulting from the installation of auxiliary power units for our tractors that provide climate control and electrical power for our drivers without idling the tractor engine. Auxiliary power units were installed in approximately 60% of our company-owned tractors as of December 31, 2007. Net fuel expense represented 17.9% of truckload and intermodal revenue, net of fuel surcharges, in 2007, compared with 17.1% in 2006.

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

(In thousands)	2008	2007	2006
Net cash flows provided by operating activities	$76,356	$61,807	$77,070
Net cash flows (used for) investing activities	(37,602)	(46,826)	(86,848)
Net cash flows (used for) provided by financing activities	(39,977)	(14,351)	11,686
Long-term debt, including current maturities, at December 31	2,857	44,643	58,659

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions. The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations. In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000. We made no purchases in 2007 or in the remainder of 2008. The repurchase program does not have an expiration date.

In 2008, we spent $32.6 million to purchase new revenue equipment, net of proceeds from dispositions. These expenditures were funded with cash flows from operations. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million to $60 million in 2009, which we will adjust throughout the year as we size our fleet to existing customer demand. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $2.9 million at December 31, 2008. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million. The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million. At December 31, 2008, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $6.8 million and remaining borrowing availability of $68.2 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2008.

We had $797,000 in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2008, compared with $3.0 million in receivables as of December 31, 2007. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables. The decrease in the receivables balance is related to an initiative to direct the leases to a third-party leasing vendor in 2007.

The following is a summary of our contractual obligations as of December 31, 2008.

	Payments Due by Period
		2010
		and
(In thousands)	2009	2011	2012	Thereafter	Total
Purchase obligations for revenue equipment	$3,451	$—	$—	$—	$3,451
Long-term debt obligations	1,428	1,429	—	—	2,857
Building construction obligations	2,170	—	—	—	2,170
Operating lease obligations	478	460	83	56	1,077
Total	$7,527	$1,889	$83	$56	$9,555

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI. We paid BBI $1.4 million in 2008, $1.1 million in 2007 and $1.3 million in 2006 for fuel and tire services. In addition, we paid $2.3 million in 2008, $2.4 million in 2007 and $2.4 million in 2006 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $564,000 in 2008 and $547,000 in 2007 for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from Randolph L. Marten, our Chairman of the Board and Chief Executive Officer, in a like-kind exchange for a building of equal value owned by Marten Transport. Each of the buildings were valued at $291,000 at the time of the exchange.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $6.8 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2008.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $314.3 million as of December 31, 2008 and $325.2 million as of December 31, 2007. Our depreciation expense was $49.7 million for 2008, $47.0 million for 2007 and $44.4 million for 2006.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2008 by approximately $8.3 million, or 2.6%.

In 2008, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 47.5% of cost at the 3.5-year replacement date as using a 3.5-year useful life and 47.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 3.5-year useful life and 47.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $6.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $21.4 million as of December 31, 2008, and $17.4 million as of December 31, 2007. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2008 would have needed to increase by approximately $3.3 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for 2008 financial statements.  However, SFAS 157 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis is effective for 2009.  The adoption of SFAS 157 did not and is not expected to have a significant impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for the first quarter of 2009.  We continue to evaluate the impact of this new pronouncement, but currently believe the only impact of adopting SFAS 160 would be to reclassify $1.7 million in minority interest to a separate component of stockholders’ equity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for the first quarter of

2009.  The adoption of SFAS 141R could have a significant impact on our financial condition, results of operations and cash flows if we should enter into a business combination after that date.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.

We presently use fuel surcharges to address the risk of high fuel prices. Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.

While we do not currently have any outstanding hedging instruments to mitigate this market risk, we may enter into derivatives or other financial instruments to hedge a portion of our fuel costs in the future.

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for Marten Transport, Ltd. and subsidiaries (the “Company”).  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 33 of this Report.

March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
March 13, 2009

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2008	2007
ASSETS
Current assets:
Cash	$2,395	$3,618
Marketable securities	2,604	350
Receivables:
Trade, less allowances of $380 and $315, respectively	50,143	51,539
Other	7,385	6,175
Prepaid expenses and other	13,705	13,823
Deferred income taxes	6,140	4,653
Total current assets	82,372	80,158
Property and equipment:
Revenue equipment	423,188	423,261
Buildings and land	14,067	12,099
Office equipment and other	13,917	12,070
Less accumulated depreciation	(136,871)	(122,246)
Net property and equipment	314,301	325,184
Other assets	770	2,048
	$397,443	$407,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,807	$—
Accounts payable	15,785	14,653
Insurance and claims accruals	21,386	17,431
Accrued liabilities	17,109	17,731
Current maturities of long-term debt	1,428	5,000
Total current liabilities	57,515	54,815
Long-term debt, less current maturities	1,429	39,643
Deferred income taxes	81,048	74,719
Total liabilities	139,992	169,177
Commitments and contingencies (Note 10)
Minority interest	1,715	1,283
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,830,071 shares at December 31, 2008, and 21,811,837 shares at December 31, 2007, issued and outstanding	218	218
Additional paid-in capital	75,305	74,570
Retained earnings	180,213	162,142
Total stockholders’ equity	255,736	236,930
	$397,443	$407,390

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2008	2007	2006
Operating revenue	$607,099	$560,017	$518,890
Operating expenses (income):
Salaries, wages and benefits	152,616	153,774	144,373
Purchased transportation	113,175	103,776	84,409
Fuel and fuel taxes	175,892	149,021	135,079
Supplies and maintenance	38,378	38,621	33,155
Depreciation	49,705	47,009	44,360
Operating taxes and licenses	6,729	6,823	7,514
Insurance and claims	25,409	22,353	21,183
Communications and utilities	3,740	3,869	3,635
Gain on disposition of revenue equipment	(2,664)	(3,386)	(6,990)
Other	11,414	10,356	11,003
	574,394	532,216	477,721
Operating income	32,705	27,801	41,169
Other expenses (income):
Interest expense	1,142	3,823	3,564
Interest income	(184)	(693)	(1,106)
Minority interest	1,120	802	768
	2,078	3,932	3,226
Income before income taxes	30,627	23,869	37,943
Provision for income taxes	12,556	8,901	13,425
Net income	$18,071	$14,968	$24,518
Basic earnings per common share	$0.83	$0.69	$1.13
Diluted earnings per common share	$0.82	$0.68	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2005	21,573	$216	$71,045	$122,656	$193,917
Net income	—	—	—	24,518	24,518
Issuance of common stock from share-based payment arrangement exercises	192	2	811	—	813
Tax benefits from share-based payment arrangement exercises	—	—	1,298	—	1,298
Share-based payment arrangement compensation expense	—	—	447	—	447
Balance at December 31, 2006	21,765	218	73,601	147,174	220,993
Net income	—	—	—	14,968	14,968
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	303
Tax benefits from share-based payment arrangement exercises	—	—	206	—	206
Share-based payment arrangement compensation expense	—	—	460	—	460
Balance at December 31, 2007	21,812	218	74,570	162,142	236,930
Net income	—	—	—	18,071	18,071
Repurchase and retirement of common stock	(67)	—	(810)	—	(810)
Issuance of common stock from share-based payment arrangement exercises	85	—	356	—	356
Tax benefits from share-based payment arrangement exercises	—	—	523	—	523
Share-based payment arrangement compensation expense	—	—	666	—	666
Balance at December 31, 2008	21,830	$218	$75,305	$180,213	$255,736

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$18,071	$14,968	$24,518
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	49,705	47,009	44,360
Gain on disposition of revenue equipment	(2,664)	(3,386)	(6,990)
Deferred income taxes	4,842	(1,237)	8,866
Tax benefits from share-based payment arrangement exercises	523	206	1,298
Excess tax benefits from share-based payment arrangement exercises	(456)	(166)	(1,156)
Share-based payment arrangement compensation expense	666	460	447
Minority interest in earnings of affiliate, net of distributions	432	370	482
Changes in other current operating items:
Receivables	186	(3,251)	(105)
Prepaid expenses and other	118	404	(963)
Accounts payable	(2,066)	1,999	5,008
Other current liabilities	6,999	4,431	1,305
Net cash provided by operating activities	76,356	61,807	77,070
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(64,509)	(74,732)	(125,388)
Proceeds from revenue equipment dispositions	31,938	27,939	37,301
Buildings and land, office equipment and other additions	(4,055)	(2,976)	(1,257)
Proceeds from buildings and land, office equipment and other dispositions	—	617	—
Net change in other assets	1,278	2,376	2,302
Purchases of marketable securities	(28,146)	(50)	(3,635)
Sales of marketable securities	25,892	—	3,829
Net cash used for investing activities	(37,602)	(46,826)	(86,848)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	154,267	139,105	131,023
Repayment of borrowings under credit facility and long-term debt	(196,053)	(153,121)	(120,664)
Repurchase and retirement of common stock	(810)	—	—
Issuance of common stock from share-based payment arrangement exercises	356	303	813
Excess tax benefits from share-based payment arrangement exercises	456	166	1,156
Change in net checks issued in excess of cash balances	1,807	(804)	(642)
Net cash (used for) provided by financing activities	(39,977)	(14,351)	11,686
NET CHANGE IN CASH	(1,223)	630	1,908
CASH:
Beginning of year	3,618	2,988	1,080
End of year	$2,395	$3,618	$2,988
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,240	$3,966	$3,620
Income taxes	$6,368	$6,629	$2,336
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(468)	$(10,233)	$7,976

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a long-haul and regional truckload carrier providing protective service transportation and distribution of time- and temperature-sensitive materials and general commodities to customers in the United States, Canada and Mexico.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL.  All material intercompany accounts and transactions have been eliminated in consolidation.

Marketable securities:  We invest available funds in short-term marketable securities.  This investment is in a mutual fund investing primarily in repurchase agreements and other U.S. government-backed securities having original maturities of three months or less, and is stated at market value, which approximates cost.  See note 9 for additional discussion.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

Years
Revenue equipment:
Tractors	5
Trailers	7
Satellite tracking	7
Auxiliary power units	5
Buildings	20-40
Office equipment and other	3-15

In 2008, we replaced most of our company-owned tractors within approximately 3.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Net investment in direct financing leases: We have direct financing tractor lease receivables from independent contractors, which expire over the next three years.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $6.8 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 19% and 10% of our revenue in 2008 from two single customers whose trade receivables represented 16% and 10%, respectively, of our trade receivables as of December 31, 2008.  We earned 18% of our revenue in 2007 from a single customer whose trade receivables represented 12% of our trade receivables as of December 31, 2007.  We earned 17% of our revenue in 2006 from a single customer.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Segment reporting:  We have adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Statement No. 131 establishes accounting standards for segment reporting.  Beginning with fiscal 2007, we have two reportable segments — Truckload and Logistics.  See Note 11 for more information.

Use of estimates:  We must make estimates and assumptions to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the consolidated financial statements.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2008	2007
License fees	$4,243	$4,416
Tires in service	3,684	3,606
Parts and tires inventory	2,235	2,189
Insurance premiums	1,531	1,349
Other	2,012	2,263
	$13,705	$13,823

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2008	2007
Total minimum lease payments to be received	$912	$3,567
Less: unearned income	(115)	(562)
Net investment in direct financing leases	$797	$3,005

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

As of December 31, 2008, minimum lease payments to be received for each of the three succeeding fiscal years are as follows: $591,000 in 2009, $272,000 in 2010 and $49,000 in 2011.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2008	2007
Accrued payables	$5,319	$9,152
Salaries and wages	4,741	1,529
Vacation	3,416	3,456
Current income taxes	2,535	2,921
Other	1,098	673
	$17,109	$17,731

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2008	2007
Series B Senior Unsecured Notes maturing in April 2010 with annual principal payments of $1.43 million bearing interest at 8.57%	$2,857	$4,286
Series A Senior Unsecured Notes which matured in October 2008 and which bore interest at 6.78%	—	3,571
Unsecured committed credit facility in the amount of $75 million with banks maturing in September 2011 and bearing variable interest based upon either the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins (5.82% weighted average interest rate for the facility at December 31, 2007)	—	36,786
Total long-term debt	2,857	44,643
Less current maturities of long-term debt	1,428	5,000
Long-term debt, less current maturities	$1,429	$39,643

We maintain a credit agreement that provides for a five-year unsecured committed credit facility (“credit facility”) maturing in September 2011 in an aggregate principal amount of up to $75 million. The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million. At December 31, 2008, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $6.8 million and remaining borrowing availability of $68.2 million.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2008.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Maturities of long-term debt at December 31, 2008, are as follows:

(In thousands)	Amount
2009	$1,428
2010	1,429
$2,857

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2008:

(a)           We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder. We paid that company $1.4 million in 2008, $1.1 million in 2007 and $1.3 million in 2006 for fuel and tire services. In addition, we paid $2.3 million in 2008, $2.4 million in 2007 and $2.4 million in 2006 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We had accounts payable to that company of $14,000 as of December 31, 2008 and $25,000 as of December 31, 2007.

(b)           We paid $564,000 in 2008 and $547,000 in 2007 for various construction projects to a company in which one of our directors is the president and owner. We had no accounts payable to that company as of December 31, 2008 and 2007.

(c)           In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from our Chairman of the Board and Chief Executive Officer in a like-kind exchange for a building of equal value owned by Marten Transport. Each of the buildings were valued at $291,000 at the time of the exchange.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2008	2007	2006
Current:
Federal	$6,497	$8,922	$4,159
State	1,217	1,216	400
	7,714	10,138	4,559

Deferred:
Federal	4,549	(944)	9,088
State	293	(293)	(222)
	4,842	(1,237)	8,866
Total provision	$12,556	$8,901	$13,425

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2008	2007	2006
Statutory federal income tax rate	35%	35%	35%
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	2	—
Non-deductible expenses	3	—	—
Effective tax rate	41%	37%	35%

Our effective income tax rate increased to 41.0% in 2008 from 37.3% in 2007, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008. In 2006, we decreased our deferred income tax liability by $1.3 million, or 3.3% of income before income taxes. Our effective income tax rate in 2006 included a revision to our previously recorded deferred income tax liability of 2.8% of income before income taxes, primarily due to a change in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2008	2007
Deferred tax assets:
Reserves and accrued liabilities	$8,711	$7,131
Other	958	679
	9,669	7,810
Deferred tax liabilities:
Depreciation	82,022	75,408
Prepaid expenses	2,555	2,468
	84,577	77,876
Net deferred tax liability	$74,908	$70,066

We have not provided a valuation allowance against deferred tax assets at December 31, 2008 or 2007. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

As disclosed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007. Our reserves for unrecognized tax benefits were $131,000 as of December 31, 2008 and $69,000 as of December 31, 2007. The $62,000 increase in the amount reserved in 2008 relates to current period tax positions. The amount reserved as of December 31, 2007 was added in 2007 relating to current period tax positions. If recognized, $85,000 of the unrecognized tax benefits as of December 31, 2008 would impact our effective tax rate. No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2008. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2005 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2008	2007	2006
Numerator:
Net income	$18,071	$14,968	$24,518
Denominator:
Basic earnings per common share - weighted-average shares	21,787	21,795	21,735
Effect of dilutive stock options	144	166	220
Diluted earnings per common share - weighted-average shares and assumed conversions	21,931	21,961	21,955
Basic earnings per common share	$0.83	$0.69	$1.13
Diluted earnings per common share	$0.82	$0.68	$1.12

Options totaling 410,100, 280,000 and 226,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2008, 2007 and 2006, respectively, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares. The shares above include 99,500, 90,000 and 78,000 shares, respectively, of performance-based option awards for which the performance condition was not considered probable of achievement.

7.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions. The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations. In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000. We made no purchases in 2007 or in the remainder of 2008. The repurchase program does not have an expiration date.

8.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors. Options exercised represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares. As of December 31, 2008, there were 422,600 shares reserved for issuance under options outstanding under the 2005 Plan. The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options. Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant. Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant. Stock options expire within 10 years after the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Options exercised represent newly issued shares. As of December 31, 2008, there were 272,763 shares reserved for issuance under options outstanding under the 1995 Plan. No additional options will be granted under the 1995 Plan.

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

We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2008	2007	2006
Service-based options:
Expected option life in years(1)	6.2	7.0	7.0
Expected stock price volatility percentage(2)	40%	36%	29%
Risk-free interest rate percentage(3)	3.3%	4.6%	4.6%
Expected dividend yield(4)	—	—	—
Fair value as of the date of grant	$7.76	$8.05	$9.55

Performance-based options:
Expected option life in years(1)	6.6	7.0	7.0
Expected stock price volatility percentage(2)	39%	36%	29%
Risk-free interest rate percentage(3)	3.3%	4.6%	4.6%
Expected dividend yield(4)	—	—	—
Fair value as of the date of grant	$7.90	$7.72	$9.83

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

(3)	Risk-free interest rate — The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4)	Expected dividend yield — We have not historically paid cash dividends on our common stock.

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

Total share-based compensation expense recorded in 2008 was $666,000 ($432,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), in 2007 was $460,000 ($321,000 net of income tax benefit, $0.015 of earnings per basic and diluted share) and in 2006 was $447,000 ($318,000 net of income tax

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

benefit, $0.015 of earnings per basic share and $0.014 of earnings per diluted share).  All share-based compensation expense was recorded in salaries, wages and benefits expense.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows.  SFAS 123R requires that they be recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2008, 2007 and 2006, there was $456,000, $166,000 and $1.2 million, respectively, of excess tax benefits recognized resulting from exercises of options granted prior to December 31, 2005.

As of December 31, 2008, there was a total of $1.5 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.6 years, and $911,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which our achievement of certain operating ratios is probable through 2010.  As of December 31, 2008, the performance condition was not considered probable of achievement.

Option activity in 2008 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	616,897	$12.46
Granted	171,600	17.55
Exercised	(85,734)	4.16
Forfeited	(7,400)	18.84
Outstanding at December 31, 2008	695,363	$14.67
Exercisable at December 31, 2008	382,063	$10.41

The fair value of options granted in 2008 was $1.2 million for service-based options and $170,000 for performance-based options.  The fair value of options granted in 2007 was $338,000 for service-based options and $93,000 for performance-based options.  The fair value of options granted in 2006 was $1.4 million for service-based options and $767,000 for performance-based options.  The total intrinsic value of options exercised in 2008, 2007 and 2006 was $1.3 million, $564,000 and $3.4 million, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2008, 2007 and 2006 were $356,000, $303,000 and $813,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable option awards as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	205,324	2.5	$4.63	$2,942	205,324	2.5	$4.63	$2,942
$10.76	67,439	4.8	10.76	553	67,439	4.8	10.76	553
$15.45 - $23.59	323,100	7.2	19.79	286	109,300	7.5	21.06	55
	595,863	5.3	$13.54	$3,781	382,063	4.3	$10.41	$3,550
Performance-based options:
$15.45 - $23.59	99,500	7.6	$21.46	$73	—	—	$—	$—

(1)   Represents the weighted-average remaining contractual life in years.

(2)   Represents the weighted-average exercise price.

(3)   Represents the aggregate intrinsic value based on our closing stock price on December 31, 2008 for in-the-money options (in thousands).

Nonvested option awards as of December 31, 2008 and changes during 2008 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2007	147,986	$8.61	8.2
Granted	150,100	7.76	6.9
Vested	(79,286)	7.93	7.3
Forfeited	(5,000)	7.72	8.7
Nonvested at December 31, 2008	213,800	$8.29	7.0

Performance-based options:
Nonvested at December 31, 2007	78,000	$9.51	8.4
Granted	21,500	7.90	8.1
Nonvested at December 31, 2008	99,500	$9.16	7.6

The total fair value of options which vested during 2008, 2007 and 2006 was $629,000, $419,000 and $227,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2008 was $15,500 for participants less than age 50 and $20,500 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  Elective contributions were not made in 2008, 2007 or 2006.  Total expense recorded for the plan was $1.0 million in 2008, $1.3 million in 2007 and $1.1 million in 2006.

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

9.  Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157).  This statement provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

We adopted the provisions of SFAS 157 (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include our marketable securities.  There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis in 2008.  SFAS 157 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis is effective for 2009.  The adoption of SFAS 157 did not and is not expected to have a significant impact on our financial condition, results of operations or cash flows.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

indirectly.  Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Asset Balance as of December 31,	Fair Value Measurements Using:
(In thousands)	2008	Level 1	Level 2	Level 3
Marketable securities	$2,604	$2,604	$—	$—

Our investment in short-term marketable securities is in a mutual fund which is valued daily based upon quoted prices in an active market.

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $2.9 million at December 31, 2008, and $45.0 million at December 31, 2007.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

10.  Commitments and Contingencies

We are committed to: (a) purchase $3.5 million of new revenue equipment in 2009; (b) building construction expenditures of $2.2 million in 2009; and (c) operating lease obligation expenditures totaling $1.1 million through 2013.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

11.  Business Segments

Our presentation includes two reportable segments — Truckload and Logistics.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

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

(Dollars in thousands)	2008	2007	2006
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$384,264	$406,754	$402,327
Truckload fuel surcharge revenue	123,922	83,786	75,323
Total Truckload revenue	508,186	490,540	477,650

Logistics revenue, net of intermodal fuel surcharge revenue(1)	90,194	66,163	39,298
Intermodal fuel surcharge revenue	8,719	3,314	1,942
Total Logistics revenue	98,913	69,477	41,240

Total operating revenue	$607,099	$560,017	$518,890

Operating income:
Truckload	$26,055	$22,689	$37,500
Logistics	6,650	5,112	3,669
Total operating income	$32,705	$27,801	$41,169

Operating ratio(2)
Truckload	94.9%	95.4%	92.1%
Logistics	93.3%	92.6%	91.1%
Consolidated operating ratio	94.6%	95.0%	92.1%

(1)   Logistics revenue is net of $16.8 million, $17.1 million and $16.5 million of inter-segment revenue in 2008, 2007 and 2006, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)   Operating expenses as a percentage of operating revenue.

During 2008, more than 99% of our revenue was generated within the United States. We earned 19% and 10% of our revenue in 2008 from two single customers whose trade receivables represented 16% and 10%, respectively, of our trade receivables as of December 31, 2008. We earned 18% of our revenue in 2007 from a single customer whose trade receivables represented 12% of our trade receivables as of December 31, 2007. We earned 17% of our revenue in 2006 from a single customer.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

12. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2008 and 2007:

2008 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$143,374	$159,994	$163,377	$140,354
Operating income	5,482	6,428	10,528	10,267
Net income	2,653	3,469	6,127	5,822
Basic earnings per common share	0.12	0.16	0.28	0.27
Diluted earnings per common share	0.12	0.16	0.28	0.27

2007 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$131,416	$138,821	$144,969	$144,811
Operating income	8,390	8,041	5,696	5,674
Net income	4,594	4,344	3,065	2,965
Basic earnings per common share	0.21	0.20	0.14	0.14
Diluted earnings per common share	0.21	0.20	0.14	0.14

The diluted earnings per common share for the 2008 quarters exceeds the diluted earnings per common share for the year due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2008, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.                                   Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2009 Proxy Statement is incorporated in this Report by reference.

B.                                     Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.                                     Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2009 Proxy Statement is incorporated in this Report by reference.

D.                                    Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.                                      Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2009 Proxy Statement is incorporated in this Report by reference.

F.                                      Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2009 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.                           EXECUTIVE COMPENSATION

The information in the “Election of Directors—Director Compensation” and “Compensation and Other Benefits” sections of our 2009 Proxy Statement is incorporated in this Report by reference.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits—Equity Compensation Plan Information” sections of our 2009 Proxy Statement is incorporated in this Report by reference.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors—Board and Board Committees” sections of our 2009 Proxy Statement is incorporated in this Report by reference.

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2009 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 61 through 63. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 10, 2009. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 1995 Stock Incentive Plan.

	(2)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

	(4)	Named Executive Officers’ Compensation Summary.

	(5)	2009 Non-employee Director Compensation Summary.

	(6)	Form of Amended and Restated Change in Control Severance Agreement.

	(7)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement

	(8)	Amended and Restated 2006 Executive Officer Incentive Bonus Plan.

	(9)	Non-Driver Employee Performance Incentive Bonus Plan.

	(10)	Form of Non-employee Director Non-statutory Stock Option Agreement.

	(11)	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan.

	(12)	2009 Non-Driver Employee Bonus Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 13, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, Chief Executive Officer
Randolph L. Marten	and Director (Principal Executive Officer)

/s/ James J. Hinnendael	Chief Financial Officer
James J. Hinnendael	(Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ G. Larry Owens	Director
G. Larry Owens

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses		Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2008	$17,431	$37,271		$(33,316	)(1)	$21,386
Year ended December 31, 2007	16,073	30,865		(29,507	)(1)	17,431
Year ended December 31, 2006	13,126	28,338		(25,391	)(1)	16,073

Allowance for doubtful accounts:
Year ended December 31, 2008	315	78		(13	)(3)	380
Year ended December 31, 2007	861	(534	)(2)	(12	)(3)	315
Year ended December 31, 2006	928	—		(67	)(3)	861

(1)                                  Claims payments

(2)                                  Revision of estimate

(3)                                  Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2008

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.3	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.4	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.5	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.6	Executive Officer Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.7	Non-Driver Employee Performance Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2006.

10.8	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

10.9	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.10

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.11	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.12	Amended and Restated 2006 Executive Officer Incentive Bonus Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.13	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.14

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.15	Separation Agreement and Release, dated December 28, 2007 between the Company and Donald J. Hinson	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.16	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-15010).

10.17	2009 Non-employee Director Compensation Summary	Filed with this Report.

10.18	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Filed with this Report.

10.19	2009 Non-Driver Employee Bonus Plan	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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