Form 10-Q
period 2009-03-31
MARTEN TRANSPORT LTD
filed 2009-05-11
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2009

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. employer
identification no.)

129 Marten Street, Mondovi, Wisconsin 54755

(Address of principal executive offices)

715-926-4216

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,868,260 as of May 6, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$2,176	$2,395
Marketable securities	14,849	2,604
Receivables:
Trade, net	46,433	50,143
Other	5,483	7,385
Prepaid expenses and other	11,583	13,705
Deferred income taxes	7,084	6,140
Total current assets	87,608	82,372
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	459,589	451,172
Accumulated depreciation	(143,664)	(136,871)
Net property and equipment	315,925	314,301
Other assets	664	770
TOTAL ASSETS	$404,197	$397,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$472	$1,807
Accounts payable and accrued liabilities	33,449	32,894
Insurance and claims accruals	21,720	21,386
Current maturities of long-term debt	1,428	1,428
Total current liabilities	57,069	57,515
Long-term debt, less current maturities	1,429	1,429
Deferred income taxes	83,698	81,048
Total liabilities	142,196	139,992

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,852,228 shares at March 31, 2009, and 21,830,071 shares at December 31, 2008, issued and outstanding	219	218
Additional paid-in capital	75,619	75,305
Retained earnings	184,266	180,213
Total Marten Transport, Ltd. stockholders’ equity	260,104	255,736
Noncontrolling interest	1,897	1,715
Total stockholders’ equity	262,001	257,451
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,197	$397,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2009	2008

OPERATING REVENUE	$121,955	$143,374

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	36,102	36,682
Purchased transportation	22,752	28,004
Fuel and fuel taxes	21,866	41,929
Supplies and maintenance	9,818	9,332
Depreciation	13,433	11,962
Operating taxes and licenses	1,676	1,712
Insurance and claims	5,521	5,565
Communications and utilities	1,065	961
Gain on disposition of revenue equipment	(471)	(1,059)
Other	2,942	2,804

Total operating expenses	114,704	137,892

OPERATING INCOME	7,251	5,482

OTHER EXPENSES (INCOME):
Interest expense	64	534
Interest income	(33)	(77)
	31	457
INCOME BEFORE INCOME TAXES	7,220	5,025
Less: Income before income taxes attributable to noncontrolling interest	116	380

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	7,104	4,645

PROVISION FOR INCOME TAXES	3,051	1,992

NET INCOME	$4,053	$2,653

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.12

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.12

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Marten Transport, Ltd. Stockholders					Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2007	21,812	$218	$74,570	$162,142	$1,283	$238,213
Net income	—	—	—	2,653	—	2,653
Repurchase and retirement of common stock	(67)	—	(810)	—	—	(810)
Issuance of common stock from share-based payment arrangement exercises	17	—	82	—	—	82
Tax benefits from share-based payment arrangement exercises	—	—	76	—	—	76
Share-based payment arrangement compensation expense	—	—	101	—	—	101
Income before income taxes attributable to noncontrolling interest	—	—	—	—	380	380
Noncontrolling interest distributions and other, net	—	—	—	—	(24)	(24)
Balance at March 31, 2008	21,762	218	74,019	164,795	1,639	240,671
Net income	—	—	—	15,418	—	15,418
Issuance of common stock from share-based payment arrangement exercises	68	—	274	—	—	274
Tax benefits from share-based payment arrangement exercises	—	—	447	—	—	447
Share-based payment arrangement compensation expense	—	—	565	—	—	565
Income before income taxes attributable to noncontrolling interest	—	—	—	—	740	740
Noncontrolling interest distributions and other, net	—	—	—	—	(664)	(664)
Balance at December 31, 2008	21,830	218	75,305	180,213	1,715	257,451
Net income	—	—	—	4,053	—	4,053
Issuance of common stock from share-based payment arrangement exercises	22	1	87	—	—	88
Tax benefits from share-based payment arrangement exercises	—	—	109	—	—	109
Share-based payment arrangement compensation expense	—	—	118	—	—	118
Income before income taxes attributable to noncontrolling interest	—	—	—	—	116	116
Noncontrolling interest distributions and other, net	—	—	—	—	66	66
Balance at March 31, 2009	21,852	$219	$75,619	$184,266	$1,897	$262,001

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$4,053	$2,653
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,433	11,962
Gain on disposition of revenue equipment	(471)	(1,059)
Deferred income taxes	1,706	(444)
Tax benefits from share-based payment arrangement exercises	109	76
Excess tax benefits from share-based payment arrangement exercises	(93)	(61)
Share-based payment arrangement compensation expense	118	101
Income before income taxes attributable to noncontrolling interest, net of distributions and other	182	356
Changes in other current operating items:
Receivables	5,612	(3,565)
Prepaid expenses and other	2,122	1,953
Accounts payable and accrued liabilities	311	2,601
Other current liabilities	334	166
Net cash provided by operating activities	27,416	14,739
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of marketable securities	(34,977)	—
Sales of marketable securities	22,732	30
Revenue equipment additions	(17,614)	(8,729)
Proceeds from revenue equipment dispositions	4,775	7,763
Buildings and land, office equipment and other additions	(1,613)	(437)
Proceeds from buildings and land, office equipment and other dispositions	110	2
Net change in other assets	106	504
Net cash used for investing activities	(26,481)	(867)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from share-based payment arrangement exercises	88	82
Excess tax benefits from share-based payment arrangement exercises	93	61
Change in net checks issued in excess of cash balances	(1,335)	—
Borrowings under credit facility and long-term debt	—	37,209
Repayment of borrowings under credit facility and long-term debt	—	(51,466)
Repurchase and retirement of common stock	—	(810)
Net cash used for financing activities	(1,154)	(14,924)

NET CHANGE IN CASH	(219)	(1,052)
CASH:
Beginning of period	2,395	3,618
End of period	$2,176	$2,566
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$64	$544
Income taxes	$1,454	$2,669
Non-cash investing activities:
Change in revenue equipment not yet paid for	$244	$(2,412)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2008 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, to our investment in MWL.  All material intercompany accounts and transactions have been eliminated in consolidation.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Numerator:
Net income	$4,053	$2,653
Denominator:
Basic earnings per common share - weighted-average shares	21,839	21,757
Effect of dilutive stock options	121	146
Diluted earnings per common share - weighted-average shares and assumed conversions	21,960	21,903
Basic earnings per common share	$0.19	$0.12
Diluted earnings per common share	$0.18	$0.12

Options totaling 422,600 and 256,000 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month periods ended March 31, 2009 and March 31, 2008, respectively, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  The shares above include 99,500 shares for the 2009 period and 78,000 shares for the 2008 period of performance-based option awards for which the performance condition was not considered probable of achievement.

(3)  Income Taxes

Our reserves for unrecognized tax benefits were $143,000 as of March 31, 2009 and $131,000 as of December 31, 2008.  The $12,000 increase in the amount reserved in the first quarter of 2009 relates to current period tax positions.  If recognized, $93,000 of the unrecognized tax benefits as of March 31, 2009 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of March 31, 2009.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2005 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(4)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three months ended March 31, 2009, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the first quarter of 2009 was $118,000 and in the first quarter of 2008 was $101,000.  See Note 8 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(5)  Fair Value Measurements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157).  This statement provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Asset Balance as	Fair Value Measurements Using:
(In thousands)	of March 31, 2009	Level 1	Level 2	Level 3

Marketable securities	$14,849	$14,849	$—	$—

Our investment in short-term marketable securities is in a mutual fund which is valued daily based upon quoted prices in an active market.

There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated condensed financial statements as of March 31, 2009.

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $2.9 million at each of March 31, 2009 and December 31, 2008.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

(6)  Business Segments

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$88,535	$94,631
Truckload fuel surcharge revenue	9,837	26,498
Total Truckload revenue	98,372	121,129

Logistics revenue, net of intermodal fuel surcharge revenue(1)	22,650	20,745
Intermodal fuel surcharge revenue	933	1,500
Total Logistics revenue	23,583	22,245

Total operating revenue	$121,955	$143,374

Operating income:
Truckload	$5,833	$3,727
Logistics	1,418	1,755
Total operating income	$7,251	$5,482

Operating ratio(2):
Truckload	94.1%	96.9%
Logistics	94.0	92.1
Consolidated operating ratio	94.1%	96.2%

(1)

Logistics revenue is net of $3.3 million and $4.3 million of inter-segment revenue in the first quarter of 2009 and the first quarter of 2008, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Operating expenses as a percentage of operating revenue.

(7)	Adoption of FASB Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which requires retrospective application of the required presentation and disclosure resulting in the following reclassifications.  The noncontrolling interest balance of $1.7 million as of December 31, 2008 in our consolidated condensed balance sheets, the income before income taxes attributable to noncontrolling interest balance of $380,000 for the three months ended March 31, 2008 in our consolidated condensed statements of operations, and the income before income taxes attributable to noncontrolling interest and noncontrolling interest distributions and other, net balances of $356,000 for the three months ended March 31, 2008 and $76,000 for the nine months ended December 31, 2008 in our consolidated condensed statements of stockholders’ equity have been reclassified to be consistent with the current presentation.  These reclassifications do not have a material effect on our consolidated condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2008.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $21.4 million, or 14.9%, in the first quarter of 2009.  This decrease was primarily due to fuel surcharge revenue decreasing by $17.2 million, or 61.5%, caused by significantly lower fuel prices in the first quarter of 2009.  Our operating revenue, net of fuel surcharges, decreased $4.2 million, or 3.6%, compared with the first quarter of 2008.  Truckload segment revenue, net of fuel surcharges, decreased 6.4% due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.3% in the first quarter of 2009.  Our average miles per tractor decreased by 10.1% in the first quarter of 2009 due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 3.1% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of an improved freight mix and the reduced length of haul.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.6% reduction from the first quarter of 2008 in average length of haul to 824 miles.  Our average fleet size increased by 23 tractors in the first quarter of 2009 from the same period of 2008.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.2% compared with the first quarter of 2008.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 19.3% of our operating revenue in the first quarter of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel decreasing to $2.19 per gallon in the first quarter of 2009 from $3.55 per gallon in the first quarter of 2008.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we have installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.1% in the first quarter of 2009 compared with 96.2% in the first quarter of 2008.  The increased profitability in the first quarter of 2009 was due to an improvement in our overall cost structure, partially offset by the decrease in revenue per tractor per week in our Truckload segment and decreased margins in the logistics services provided by MWL.  Our earnings per diluted share increased to $0.18 in the first quarter of 2009 from $0.12 in the same period of 2008.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2009, we had approximately $14.8 million of marketable securities, $2.9 million of long-term debt, including current maturities, and $262.0 million in stockholders’ equity.  In the first quarter of 2009, we spent $12.8 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million to $60 million for the remainder of 2009, which we will adjust throughout the year as we size our fleet to existing customer demand.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating, truckload and logistics revenue, net of fuel surcharges, and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads).  We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period.  These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures, operating revenue and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2009	2008

Truckload Segment:
Revenue (in thousands)	$98,372	$121,129
Average truckload revenue, net of fuel surcharges, per total mile	$1.525	$1.479
Average miles per tractor(1)	24,341	27,082
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,887	$3,081
Average tractors (1)	2,385	2,362
Average miles per trip	824	892
Total miles – company-employed drivers (in thousands)	52,112	54,310
Total miles – independent contractors (in thousands)	5,943	9,671

Logistics Segment:
Brokerage:
Revenue (in thousands)	$14,454	$15,224
Loads	7,606	7,613
Intermodal:
Revenue (in thousands)	$9,129	$7,021
Loads	3,653	2,153
Average tractors	55	40

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 212 and 295 tractors as of March 31, 2009 and 2008, respectively.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$88,535	$94,631	$(6,096)	(6.4)%
Truckload fuel surcharge revenue	9,837	26,498	(16,661)	(62.9)
Total Truckload revenue	98,372	121,129	(22,757)	(18.8)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	22,650	20,745	1,905	9.2
Intermodal fuel surcharge revenue	933	1,500	(567)	(37.8)
Total Logistics revenue	23,583	22,245	1,338	6.0

Total operating revenue	$121,955	$143,374	$(21,419)	(14.9)%

Operating income:
Truckload	$5,833	$3,727	$2,106	56.5%
Logistics	1,418	1,755	(337)	(19.2)
Total operating income	$7,251	$5,482	$1,769	32.3%

Operating ratio(2):
Truckload	94.1%	96.9%		2.9%
Logistics	94.0	92.1		(2.1)
Consolidated operating ratio	94.1%	96.2%		2.2%

(1)

Logistics revenue is net of $3.3 million and $4.3 million of inter-segment revenue in the 2009 and 2008 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Operating expenses as a percentage of operating revenue.

Our operating revenue decreased $21.4 million, or 14.9%, to $122.0 million in the 2009 period from $143.4 million in the 2008 period.  This decrease was primarily due to fuel surcharge revenue decreasing to $10.8 million in the 2009 period from $28.0 million in the 2008 period, caused by significantly lower fuel prices in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $4.2 million, or 3.6%, to $111.2 million in the 2009 period from $115.4 million in the 2008 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $22.8 million, or 18.8%, to $98.4 million in the 2009 period from $121.1 million in the 2008 period.  Truckload segment revenue, net of fuel surcharges, decreased 6.4% due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.3% in the 2009 period.  Our average miles per tractor decreased by 10.1% in the 2009 period due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 3.1% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of an improved freight mix and the reduced length of haul.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.6% reduction from the 2008 period in average length of haul to 824 miles.  Our average fleet size increased by 23 tractors in the 2009 period from the 2008 period.  The improvement in our overall cost structure, partially offset by the decrease in revenue per tractor per week, resulted in increased profitability from the 2008 period.

Logistics segment revenue increased $1.4 million, or 6.0%, to $23.6 million in the 2009 period from $22.2 million in the 2008 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.2%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The increase in the operating ratio for our Logistics segment in the 2009 period was primarily due to decreased margins in the logistics services provided by MWL.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008
Operating revenue	$(21,419)	(14.9)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(580)	(1.6)	29.6	25.6
Purchased transportation	(5,252)	(18.8)	18.7	19.5
Fuel and fuel taxes	(20,063)	(47.8)	17.9	29.2
Supplies and maintenance	486	5.2	8.1	6.5
Depreciation	1,471	12.3	11.0	8.3
Operating taxes and licenses	(36)	(2.1)	1.4	1.2
Insurance and claims	(44)	(0.8)	4.5	3.9
Communications and utilities	104	10.8	0.9	0.7
Gain on disposition of revenue equipment	588	55.5	(0.4)	(0.7)
Other	138	4.9	2.4	2.0
Total operating expenses	(23,188)	(16.8)	94.1	96.2
Operating income	1,769	32.3	5.9	3.8
Other expenses (income):
Interest expense	(470)	(88.0)	0.1	0.4
Interest income and other	44	57.1	—	(0.1)
	(426)	(93.2)	—	0.3
Income before income taxes	2,195	43.7	5.9	3.5
Less: Income before income taxes attributable to noncontrolling interest	(264)	(69.5)	0.1	0.3
Income before income taxes attributable to Marten Transport, Ltd.	2,459	52.9	5.8	3.2
Provision for income taxes	1,059	53.2	2.5	1.4
Net income	$1,400	52.8%	3.3%	1.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 4.0% decrease in the total miles driven by company drivers and a $604,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense, which was partially offset by a $379,000 increase in bonus compensation expensed for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense decreased $5.3 million in total, or 18.8%, in the 2009 period from the 2008 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $155,000 to $16.9 million in the 2009 period from $16.7 million in the 2008 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $5.4 million in the 2009 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet and a decrease in the amount of fuel surcharges paid to the independent contractors.  We expect that purchased transportation expense will increase as we grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.5 million, or 30.4%, to $12.6 million in the 2009 period from $18.0 million in the 2008 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $1.5 million in the 2009 period and $4.1 million in the 2008 period.  Over the past year, we have worked diligently to control fuel costs and usage by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which were installed in 96% of our company-owned tractors as of March 31, 2009, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.19 per gallon in the 2009 period from $3.55 per gallon in the 2008 period, a 4.0% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.0% of truckload and intermodal revenue, net of fuel surcharges, in the 2009 period, compared with 18.0% in the 2008 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2009 period primarily resulted from a higher percentage of company-owned tractors in our fleet, for which we bear all maintenance expenses.  Our maintenance practices were consistent with the 2008 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was primarily due to an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2009 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation over the useful life.

A decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, along with a decrease in the planned number of revenue equipment dispositions, caused our gain on disposition of revenue equipment to decrease to $471,000 in the 2009 period from $1.1 million in the 2008 period.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.1% in the 2009 period compared with 96.2% in the 2008 period.

Interest expense primarily consists of interest on our senior unsecured notes and unsecured committed credit facility.  The decrease in interest expense of $470,000, or 88.0%, in the 2009 period from the 2008 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate was 42.9% for each of the 2009 and 2008 periods.

As a result of the factors described above, net income increased to $4.1 million in the 2009 period from $2.7 million in the 2008 period.  Net earnings increased to $0.18 per diluted share in the 2009 period from $0.12 per diluted share in the 2008 period.

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

	Three Months
	Ended March 31,
(In thousands)	2009	2008

Net cash flows provided by operating activities	$27,416	$14,739
Net cash flows used for investing activities	26,481	867
Net cash flows used for financing activities	1,154	14,924

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in the remainder of 2008 or in the first quarter of 2009.  The repurchase program does not have an expiration date.

In the first quarter of 2009, we spent $12.8 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $45 million to $60 million for the remainder of 2009, which we will adjust throughout the year as we size our fleet to existing customer demand.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $2.9 million at March 31, 2009. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.  We have not prepaid the remaining principal balance of these notes due to substantial prepayment penalties.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At March 31, 2009, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $6.8 million and remaining borrowing availability of $68.2 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2009.

We had $591,000 in direct financing receivables from independent contractors under our tractor purchase program as of March 31, 2009, compared with $797,000 in receivables as of December 31, 2008. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.  The decrease in the receivables balance is related to a program to direct the leases to a third-party leasing vendor beginning in 2007.

The following is a summary of our contractual obligations as of March 31, 2009.

	Payments Due by Period
	Remainder	2010
	of	and
(In thousands)	2009	2011	2012	Thereafter	Total
Purchase obligations for revenue equipment	$6,410	$—	$—	$—	$6,410
Long-term debt obligations	1,428	1,429	—	—	2,857
Building construction obligations	1,870	—	—	—	1,870
Operating lease obligations	363	460	83	56	962
Total	$10,071	$1,889	$83	$56	$12,099

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $196,000 in the first quarter of 2009 and $372,000 in the first quarter of 2008 for fuel and tire services. In addition, we paid $388,000 in the first quarter of 2009 and $606,000 in the first quarter of 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $377,000 in the first quarter of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $6.8 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2009.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $385,000 as of March 31, 2009 and $380,000 as of December 31, 2008.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $315.9 million as of March 31, 2009 and $314.3 million as of December 31,

2008. Our depreciation expense was $13.4 million for the first quarter of 2009 and $12.0 million for the first quarter of 2008.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2009 by approximately $8.8 million, or 2.8%.

In the first quarter of 2009, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million in the aggregate for 33% of all auto liability claim amounts in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $6.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $21.7 million as of March 31, 2009, and $21.4 million as of December 31, 2008. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2009 would have needed to increase by approximately $3.3 million.

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

We from time to time invest our cash in excess of our current needs in a mutual fund that holds short-term debt securities such as commercial paper, repurchase agreements, variable rate demand notes and bank instruments.  Holding excess cash in a mutual fund subjects us to fluctuations in the value of the fund’s investment portfolio.  A drop in value or other unstable market conditions could cause a loss in the value of our short-term investments.

While we do not currently have any outstanding hedging instruments to mitigate this market risk, we may enter into derivatives or other financial instruments to hedge a portion of our fuel costs in the future.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.           Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2008.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.

In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in the remainder of 2008 or in the first quarter of 2009.

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

MARTEN TRANSPORT, LTD.

Dated: May 11, 2009	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2009	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2009

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