Form 10-Q
period 2009-06-30
MARTEN TRANSPORT LTD
filed 2009-08-10
CIK 799167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,885,073 as of August 5, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,984	$2,395
Marketable securities	8,710	2,604
Receivables:
Trade, net	48,760	50,143
Other	7,913	7,385
Prepaid expenses and other	11,248	13,705
Deferred income taxes	7,300	6,140
Total current assets	91,915	82,372
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	465,596	451,172
Accumulated depreciation	(147,925)	(136,871)
Net property and equipment	317,671	314,301
Other assets	595	770
TOTAL ASSETS	$410,181	$397,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,042	$1,807
Accounts payable and accrued liabilities	32,593	32,894
Insurance and claims accruals	22,041	21,386
Current maturities of long-term debt	1,428	1,428
Total current liabilities	57,104	57,515
Long-term debt, less current maturities	—	1,429
Deferred income taxes	85,987	81,048
Total liabilities	143,091	139,992

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,885,073 shares at June 30, 2009, and 21,830,071 shares at December 31, 2008, issued and outstanding	219	218
Additional paid-in capital	76,236	75,305
Retained earnings	188,743	180,213
Total Marten Transport, Ltd. stockholders’ equity	265,198	255,736
Noncontrolling interest	1,892	1,715
Total stockholders’ equity	267,090	257,451
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,181	$397,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2009	2008	2009	2008

OPERATING REVENUE	$125,804	$159,994	$247,759	$303,368

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	35,759	37,755	71,861	74,437
Purchased transportation	25,933	31,285	48,685	59,289
Fuel and fuel taxes	24,272	51,785	46,138	93,714
Supplies and maintenance	9,558	9,378	19,376	18,710
Depreciation	13,386	12,346	26,819	24,308
Operating taxes and licenses	1,702	1,762	3,378	3,474
Insurance and claims	4,678	6,653	10,199	12,218
Communications and utilities	1,002	909	2,067	1,870
Gain on disposition of revenue equipment	(528)	(927)	(999)	(1,986)
Other	2,539	2,620	5,481	5,424

Total operating expenses	118,301	153,566	233,005	291,458

OPERATING INCOME	7,503	6,428	14,754	11,910

OTHER EXPENSES (INCOME):
Interest expense	34	302	98	836
Interest income	(30)	(37)	(63)	(114)
	4	265	35	722

INCOME BEFORE INCOME TAXES	7,499	6,163	14,719	11,188
Less: Income before income taxes attributable to noncontrolling interest	145	225	261	605

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	7,354	5,938	14,458	10,583

PROVISION FOR INCOME TAXES	2,877	2,469	5,928	4,461

NET INCOME	$4,477	$3,469	$8,530	$6,122

BASIC EARNINGS PER COMMON SHARE	$0.20	$0.16	$0.39	$0.28

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.16	$0.39	$0.28

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Marten Transport, Ltd. Stockholders					Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2007	21,812	$218	$74,570	$162,142	$1,283	$238,213
Net income	—	—	—	6,122	—	6,122
Repurchase and retirement of common stock	(67)	—	(810)	—	—	(810)
Issuance of common stock from share-based payment arrangement exercises	20	—	98	—	—	98
Tax benefits from share-based payment arrangement exercises	—	—	91	—	—	91
Share-based payment arrangement compensation expense	—	—	358	—	—	358
Income before income taxes attributable to noncontrolling interest	—	—	—	—	605	605
Noncontrolling interest distributions	—	—	—	—	(39)	(39)
Balance at June 30, 2008	21,765	218	74,307	168,264	1,849	244,638
Net income	—	—	—	11,949	—	11,949
Issuance of common stock from share-based payment arrangement exercises	65	—	258	—	—	258
Tax benefits from share-based payment arrangement exercises	—	—	432	—	—	432
Share-based payment arrangement compensation expense	—	—	308	—	—	308
Income before income taxes attributable to noncontrolling interest	—	—	—	—	515	515
Noncontrolling interest distributions	—	—	—	—	(649)	(649)
Balance at December 31, 2008	21,830	218	75,305	180,213	1,715	257,451
Net income	—	—	—	8,530	—	8,530
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	254	—	—	254
Share-based payment arrangement compensation expense	—	—	346	—	—	346
Income before income taxes attributable to noncontrolling interest	—	—	—	—	261	261
Noncontrolling interest distributions	—	—	—	—	(84)	(84)
Balance at June 30, 2009	21,885	$219	$76,236	$188,743	$1,892	$267,090

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$8,530	$6,122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,819	24,308
Gain on disposition of revenue equipment	(999)	(1,986)
Deferred income taxes	3,779	1,936
Tax benefits from share-based payment arrangement exercises	254	91
Excess tax benefits from share-based payment arrangement exercises	(222)	(73)
Share-based payment arrangement compensation expense	346	358
Income before income taxes attributable to noncontrolling interest, net of distributions	177	566
Changes in other current operating items:
Receivables	855	(17,129)
Prepaid expenses and other	2,457	1,177
Accounts payable and accrued liabilities	(123)	4,596
Other current liabilities	655	1,752
Net cash provided by operating activities	42,528	21,718

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	(70,012)	—
Sales of marketable securities	63,906	30
Revenue equipment additions	(38,659)	(14,487)
Proceeds from revenue equipment dispositions	12,829	17,524
Buildings and land, office equipment and other additions	(3,681)	(1,216)
Proceeds from buildings and land, office equipment and other dispositions	143	2
Net change in other assets	175	917
Net cash (used for) provided by investing activities	(35,299)	2,770

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	—	81,925
Repayment of borrowings under credit facility and long-term debt	(1,429)	(108,329)
Issuance of common stock from share-based payment arrangement exercises	332	98
Excess tax benefits from share-based payment arrangement exercises	222	73
Change in net checks issued in excess of cash balances	(765)	11
Repurchase and retirement of common stock	—	(810)
Net cash used for financing activities	(1,640)	(27,032)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,589	(2,544)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,395	3,618
End of period	$7,984	$1,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$129	$864
Income taxes	$3,619	$3,575
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(178)	$(1,627)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009

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

(2)   Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$4,477	$3,469	$8,530	$6,122
Denominator:
Basic earnings per common share - weighted-average shares	21,871	21,764	21,855	21,760
Effect of dilutive stock options	122	154	123	152
Diluted earnings per common share - weighted-average shares and assumed conversions	21,993	21,918	21,978	21,912

Basic earnings per common share	$0.20	$0.16	$0.39	$0.28
Diluted earnings per common share	$0.20	$0.16	$0.39	$0.28

The diluted earnings per common share for the six months ended June 30, 2009 exceeds the sum of the diluted earnings per common share for the first and second quarters of 2009 due to differences in rounding.

Options totaling 278,600 and 308,100 shares for the three-month and six-month periods ended June 30, 2009, respectively, and 314,100 shares for each of the three-month and six-month periods ended June 30, 2008 were outstanding but were not included in the calculation of diluted earnings per share, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  Additionally, performance-based option awards totaling 107,000 and 90,500 shares for the 2009 and 2008 periods, respectively, were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

(4)   Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $382,000 in the first six months of 2009 and $758,000 in the first six months of 2008 for fuel and tire services. In addition, we paid $703,000 in the first six months of 2009 and $1.3 million in the first six months of 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $832,000 in the first six months of 2009 and $285,000 in the first six months of 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

(5)   Income Taxes

Our reserves for unrecognized tax benefits were $137,000 as of June 30, 2009 and $131,000 as of December 31, 2008.  The $6,000 increase in the amount reserved in the first six months of 2009 relates to current period tax positions.  If recognized, $89,000 of the unrecognized tax benefits as of June 30, 2009 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of June 30, 2009.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2005 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)   Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  During the six months ended June 30, 2009, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the first six months of 2009 was $346,000 and in the first six months of 2008 was $358,000.  See Note 8 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(7)   Fair Value Measurements

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Asset Balance as	Fair Value Measurements Using:
(In thousands)	of June 30, 2009	Level 1	Level 2	Level 3

Marketable securities	$8,710	$8,710	$—	$—

Our investment in short-term marketable securities is in a mutual fund which is valued daily based upon quoted prices in an active market.

There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated condensed financial statements as of June 30, 2009.

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $1.4 million at June 30, 2009 and $2.9 million at December 31, 2008.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

(8)   Business Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$87,969	$96,506	$176,504	$191,137
Truckload fuel surcharge revenue	11,286	37,568	21,123	64,066
Total Truckload revenue	99,255	134,074	197,627	255,203

Logistics revenue, net of intermodal fuel surcharge revenue(1)	25,225	23,366	47,875	44,111
Intermodal fuel surcharge revenue	1,324	2,554	2,257	4,054
Total Logistics revenue	26,549	25,920	50,132	48,165

Total operating revenue	$125,804	$159,994	$247,759	$303,368

Operating income:
Truckload	$5,697	$4,634	$11,530	$8,361
Logistics	1,806	1,794	3,224	3,549
Total operating income	$7,503	$6,428	$14,754	$11,910

Operating ratio(2):
Truckload	94.3%	96.5%	94.2%	96.7%
Logistics	93.2	93.1	93.6	92.6
Consolidated operating ratio	94.0%	96.0%	94.0%	96.1%

(1)

Logistics revenue is net of $2.5 million and $5.8 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2009, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. Inter-segment revenue was $4.3 million and $8.6 million for the three-month and six-month periods ended June 30, 2008.

(2)	Operating expenses as a percentage of operating revenue.

(9)   Adoption of FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which requires retrospective application of the required presentation and disclosure resulting in the following reclassifications.  The noncontrolling interest balance of $1.7 million as of December 31, 2008 in our consolidated condensed balance sheets, the income before income taxes attributable to noncontrolling interest balances of $225,000 for the three months ended June 30, 2008 and $605,000 for the six months ended June 30, 2008 in our consolidated condensed statements of operations, and the income before income taxes attributable to noncontrolling interest and noncontrolling interest distributions balances of $566,000 for the six months ended June 30, 2008 and ($134,000) for the six months ended December 31, 2008 in our consolidated condensed statements of stockholders’ equity have been reclassified to be consistent with the current presentation.  These reclassifications do not have a material effect on our consolidated condensed financial statements.

(10) Evaluation of Subsequent Events

As a result of our evaluation through August 10, 2009, the issuance date of this Quarterly Report on Form 10-Q, we have determined that no events or transactions have occurred subsequent to June 30, 2009 which require recognition or disclosure in the financial statements.

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

Our operating revenue decreased $55.6 million, or 18.3%, in the first six months of 2009.  This decrease was primarily due to fuel surcharge revenue decreasing by $44.7 million, or 65.7%, caused by significantly lower fuel prices in the first six months of 2009.  Our operating revenue, net of fuel surcharges, decreased $10.9 million, or 4.6%, compared with the first six months of 2008.  Truckload segment revenue, net of fuel surcharges, decreased 7.7% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 7.8% in the first six months of 2009.  Our average miles per tractor decreased by 9.8% in the first six months of 2009 due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 1.7% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of an improved freight mix and the reduced length of haul.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.7% reduction from the first six months of 2008 in average length of haul to 810 miles.  Our average fleet size increased by 17 tractors in the first six months of 2009 from the same period of 2008.  Logistics segment revenue, net of intermodal fuel surcharges, increased 8.5% compared with the first six months of 2008.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Logistics revenue represented 20.2% of our operating revenue in the first six months of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel decreasing to $2.26 per gallon in the first six months of 2009 from $3.98 per gallon in the first six months of 2008.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we have installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.0% in the first six months of 2009 compared with 96.1% in the first six months of 2008.  The increased profitability in the first six months of 2009 was primarily due to an improvement in our overall cost structure, partially offset by the decrease in revenue per tractor per week in our Truckload segment.  Our earnings per diluted share increased to $0.39 in the first six months of 2009 from $0.28 in the same period of 2008.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2009, we had approximately $15.7 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $1.4 million of long-term debt, including current maturities, and $267.1 million in stockholders’ equity.  In the first six months of 2009, we spent $25.8 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million to $50 million for the remainder of 2009, which we will adjust throughout the year as we size our fleet to existing customer demand.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Truckload Segment:
Revenue (in thousands)	$99,255	$134,074	$197,627	$255,203
Average truckload revenue, net of fuel surcharges, per total mile	$1.501	$1.497	$1.513	$1.488
Average miles per tractor(1)	24,581	27,162	48,922	54,245
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,838	$3,128	$2,863	$3,105
Average tractors (1)	2,384	2,373	2,385	2,368
Average miles per trip	796	865	810	878
Total miles — company-employed drivers (in thousands)	52,557	55,587	104,669	109,897
Total miles — independent contractors (in thousands)	6,045	8,877	11,988	18,548

Logistics Segment:
Brokerage:
Marten Transport
Revenue (in thousands)	$8,072	$6,182	$15,321	$11,614
Loads	4,298	2,711	8,152	5,448
MWL
Revenue (in thousands)	$7,787	$10,305	$14,992	$20,097
Loads	5,067	5,267	8,819	10,143
Intermodal:
Revenue (in thousands)	$10,690	$9,433	$19,819	$16,454
Loads	4,656	2,773	8,309	4,926
Average tractors	64	51	59	45

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 221 and 246 tractors as of June 30, 2009 and 2008, respectively.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended June 30,		Dollar Change Three Months Ended June 30,	Percentage Change Three Months Ended June 30,
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$87,969	$96,506	$(8,537)	(8.8)%
Truckload fuel surcharge revenue	11,286	37,568	(26,282)	(70.0)
Total Truckload revenue	99,255	134,074	(34,819)	(26.0)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	25,225	23,366	1,859	8.0
Intermodal fuel surcharge revenue	1,324	2,554	(1,230)	(48.2)
Total Logistics revenue	26,549	25,920	629	2.4

Total operating revenue	$125,804	$159,994	$(34,190)	(21.4)%

Operating income:
Truckload	$5,697	$4,634	$1,063	22.9%
Logistics	1,806	1,794	12	0.7
Total operating income	$7,503	$6,428	$1,075	16.7%

Operating ratio(2):
Truckload	94.3%	96.5%		2.3%
Logistics	93.2	93.1		(0.1)
Consolidated operating ratio	94.0%	96.0%		2.1%

(1)

Logistics revenue is net of $2.5 million and $4.3 million of inter-segment revenue in the 2009 and 2008 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Operating expenses as a percentage of operating revenue.

Our operating revenue decreased $34.2 million, or 21.4%, to $125.8 million in the 2009 period from $160.0 million in the 2008 period.  This decrease was primarily due to fuel surcharge revenue decreasing to $12.6 million in the 2009 period from $40.1 million in the 2008 period, caused by significantly lower fuel prices in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $6.7 million, or 5.6%, to $113.2 million in the 2009 period from $119.9 million in the 2008 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $34.8 million, or 26.0%, to $99.3 million in the 2009 period from $134.1 million in the 2008 period.  Truckload segment revenue, net of fuel surcharges, decreased 8.8% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 9.3% in the 2009 period.  Our average miles per tractor decreased by 9.5% in the 2009 period due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 0.3% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of an improved freight mix and the reduced length of haul.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in an 8.0% reduction from the 2008 period in average length of haul to 796 miles.  Our average fleet size increased by 11 tractors in the 2009 period from the 2008 period.  The improvement in our overall cost structure, partially offset by the decrease in revenue per tractor per week, resulted in increased profitability from the 2008 period.

Logistics segment revenue increased $629,000, or 2.4%, to $26.5 million in the 2009 period from $25.9 million in the 2008 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 8.0%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  The operating ratio for our Logistics segment in the 2009 period was approximately the same as in the 2008 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008

Operating revenue	$(34,190)	(21.4)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,996)	(5.3)	28.4	23.6
Purchased transportation	(5,352)	(17.1)	20.6	19.6
Fuel and fuel taxes	(27,513)	(53.1)	19.3	32.4
Supplies and maintenance	180	1.9	7.6	5.9
Depreciation	1,040	8.4	10.6	7.7
Operating taxes and licenses	(60)	(3.4)	1.4	1.1
Insurance and claims	(1,975)	(29.7)	3.7	4.2
Communications and utilities	93	10.2	0.8	0.6
Gain on disposition of revenue equipment	399	43.0	(0.4)	(0.6)
Other	(81)	(3.1)	2.0	1.6
Total operating expenses	(35,265)	(23.0)	94.0	96.0
Operating income	1,075	16.7	6.0	4.0
Other expenses (income):
Interest expense	(268)	(88.7)	—	0.2
Interest income and other	7	18.9	—	—
	(261)	(98.5)	—	0.2
Income before income taxes	1,336	21.7	6.0	3.9
Less: Income before income taxes attributable to noncontrolling interest	(80)	(35.6)	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	1,416	23.8	5.8	3.7
Provision for income taxes	408	16.5	2.3	1.5
Net income	$1,008	29.1%	3.6%	2.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 5.5% decrease in the total miles driven by company drivers and a $760,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense decreased $5.4 million in total, or 17.1%, in the 2009 period from the 2008 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations decreased $139,000 to $19.4 million in the 2009 period from $19.5 million in the 2008 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $5.2 million in the 2009 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet and a decrease in the amount of fuel surcharges paid to the independent contractors.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $4.1 million, or 23.5%, to $13.4 million in the 2009 period from $17.6 million in the 2008 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $1.8 million in the 2009 period and $5.9 million in the 2008 period.  Over the past year, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which were fully installed in our company-owned tractors as of June 30, 2009, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.34 per gallon in the 2009 period from $4.42 per gallon in the 2008 period, a 5.5% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.8% of truckload and intermodal revenue, net of fuel surcharges, in the 2009 period, compared with 17.0% in the 2008 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2009 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $2.0 million decrease in insurance and claims in the 2009 period was primarily due to reduced physical damage claims related to our tractors and trailers and decreases in the cost of self-insured auto liability and workers’ compensation accident claims.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

A decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $528,000 in the 2009 period from $927,000 in the 2008 period, despite an increase in the number of trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.0% in the 2009 period compared with 96.0% in the 2008 period.

Interest expense primarily consists of interest on our senior unsecured notes and unsecured committed credit facility.  The decrease in interest expense of $268,000, or 88.7%, in the 2009 period from the 2008 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate decreased to 39.1% in the 2009 period from 41.6% in the 2008 period, primarily due to several tax credits recorded in the 2009 period.

As a result of the factors described above, net income increased to $4.5 million in the 2009 period from $3.5 million in the 2008 period.  Net earnings increased to $0.20 per diluted share in the 2009 period from $0.16 per diluted share in the 2008 period.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$176,504	$191,137	$(14,633)	(7.7)%
Truckload fuel surcharge revenue	21,123	64,066	(42,943)	(67.0)
Total Truckload revenue	197,627	255,203	(57,576)	(22.6)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	47,875	44,111	3,764	8.5
Intermodal fuel surcharge revenue	2,257	4,054	(1,797)	(44.3)
Total Logistics revenue	50,132	48,165	1,967	4.1

Total operating revenue	$247,759	$303,368	$(55,609)	(18.3)%

Operating income:
Truckload	$11,530	$8,361	$3,169	37.9%
Logistics	3,224	3,549	(325)	(9.2)
Total operating income	$14,754	$11,910	$2,844	23.9%

Operating ratio(2):
Truckload	94.2%	96.7%		2.6%
Logistics	93.6	92.6		(1.1)
Consolidated operating ratio	94.0%	96.1%		2.2%

(1)

Logistics revenue is net of $5.8 million and $8.6 million of inter-segment revenue in the 2009 and 2008 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Operating expenses as a percentage of operating revenue.

Our operating revenue decreased $55.6 million, or 18.3%, to $247.8 million in the 2009 period from $303.4 million in the 2008 period.  This decrease was primarily due to fuel surcharge revenue decreasing to $23.4 million in the 2009 period from $68.1 million in the 2008 period, caused by significantly lower fuel prices in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $10.9 million, or 4.6%, to $224.4 million in the 2009 period from $235.2 million in the 2008 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $57.6 million, or 22.6%, to $197.6 million in the 2009 period from $255.2 million in the 2008 period.  Truckload segment revenue, net of fuel surcharges, decreased 7.7% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 7.8% in the 2009 period.  Our average miles per tractor decreased by 9.8% in the 2009 period due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 1.7% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of an improved freight mix and the reduced length of haul.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.7% reduction from the 2008 period in average length of haul to 810 miles.  Our average fleet size increased by 17 tractors in the 2009 period from the 2008 period.  The improvement in our overall cost structure, partially offset by the decrease in revenue per tractor per week, resulted in increased profitability from the 2008 period.

Logistics segment revenue increased $2.0 million, or 4.1%, to $50.1 million in the 2009 period from $48.2 million in the 2008 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 8.5%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Within the difficult freight environment, our operating ratio for the Logistics segment in the 2009 period increased by 1.1% from the 2008 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008

Operating revenue	$(55,609)	(18.3)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(2,576)	(3.5)	29.0	24.5
Purchased transportation	(10,604)	(17.9)	19.7	19.5
Fuel and fuel taxes	(47,576)	(50.8)	18.6	30.9
Supplies and maintenance	666	3.6	7.8	6.2
Depreciation	2,511	10.3	10.8	8.0
Operating taxes and licenses	(96)	(2.8)	1.4	1.1
Insurance and claims	(2,019)	(16.5)	4.1	4.0
Communications and utilities	197	10.5	0.8	0.6
Gain on disposition of revenue equipment	987	49.7	(0.4)	(0.7)
Other	57	1.1	2.2	1.8
Total operating expenses	(58,453)	(20.1)	94.0	96.1
Operating income	2,844	23.9	6.0	3.9
Other expenses (income):
Interest expense	(738)	(88.3)	—	0.3
Interest income and other	51	44.7	—	—
	(687)	(95.2)	—	0.2
Income before income taxes	3,531	31.6	5.9	3.7
Less: Income before income taxes attributable to noncontrolling interest	(344)	(56.9)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	3,875	36.6	5.8	3.5
Provision for income taxes	1,467	32.9	2.4	1.5
Net income	$2,408	39.3%	3.4%	2.0%

The decrease in salaries, wages and benefits resulted primarily from a 4.8% decrease in the total miles driven by company drivers and a $1.4 million decrease in our self-insured medical claims, which decreased our employees’ health insurance expense, which was partially offset by a $382,000 increase in bonus compensation expensed for our non-driver employees.

Purchased transportation expense decreased $10.6 million in total, or 17.9%, in the 2009 period from the 2008 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations were $36.3 million for each of the 2009 and 2008 periods.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $10.6 million in the 2009 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet and a decrease in the amount of fuel surcharges paid to the independent contractors.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $9.6 million, or 27.0%, to $26.0 million in the 2009 period from $35.6 million in the 2008 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $3.2 million in the 2009 period and $10.0 million in the 2008 period.  Over the past year, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which were fully installed in our company-owned tractors as of June 30, 2009, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.26 per gallon in the 2009 period from $3.98 per gallon in the 2008 period, a 4.8% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.4% of truckload and intermodal revenue, net of fuel surcharges, in the 2009 period, compared with 17.5% in the 2008 period.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2009 period.

The $2.0 million decrease in insurance and claims in the 2009 period was primarily due to reduced physical damage claims related to our tractors and trailers and a decrease in the cost of self-insured workers’ compensation accident claims.

A decrease in the market value for used revenue equipment, which we believe was driven by capacity reductions in the industry, caused our gain on disposition of revenue equipment to decrease to $1.0 million in the 2009 period from $2.0 million in the 2008 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.0% in the 2009 period compared with 96.1% in the 2008 period.

The decrease in interest expense of $738,000, or 88.3%, in the 2009 period from the 2008 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate decreased to 41.0% in the 2009 period from 42.2% in the 2008 period, primarily due to several tax credits recorded in the second quarter of 2009.

As a result of the factors described above, net income increased to $8.5 million in the 2009 period from $6.1 million in the 2008 period.  Net earnings increased to $0.39 per diluted share in the 2009 period from $0.28 per diluted share in the 2008 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows (used for) provided by investing activities and net cash flows used for financing activities for the periods indicated.

	Six Months
	Ended June 30,
(In thousands)	2009	2008

Net cash flows provided by operating activities	$42,528	$21,718
Net cash flows (used for) provided by investing activities	(35,299)	2,770
Net cash flows used for financing activities	(1,640)	(27,032)

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in the remainder of 2008 or in the first six months of 2009.  The repurchase program does not have an expiration date.

In the first six months of 2009, we spent $25.8 million to purchase new revenue equipment, net of proceeds from dispositions.  These expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million to $50 million for the remainder of 2009, which we will adjust throughout the year as we size our fleet to existing customer demand.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $1.4 million at June 30, 2009. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.  We have not prepaid the remaining principal balance of these notes due to substantial prepayment penalties.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At June 30, 2009, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.4 million and remaining borrowing availability of $66.6 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at June 30, 2009.

We had $433,000 in direct financing receivables from independent contractors under our tractor purchase program as of June 30, 2009, compared with $797,000 in receivables as of December 31, 2008. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.  The decrease in the receivables balance is related to a program to direct the leases to a third-party leasing vendor beginning in 2007.

The following is a summary of our contractual obligations as of June 30, 2009.

	Payments Due by Period
	Remainder	2010
	of	and
(In thousands)	2009	2011	2012	Thereafter	Total
Purchase obligations for revenue equipment	$5,254	$—	$—	$—	$5,254
Long-term debt obligations	—	1,428	—	—	1,428
Operating lease obligations	234	460	83	56	833
Building construction obligations	539	—	—	—	539
Total	$6,027	$1,888	$83	$56	$8,054

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $382,000 in the first six months of 2009 and $758,000 in the first six months of 2008 for fuel and tire services. In addition, we paid $703,000 in the first six months of 2009 and $1.3 million in the first six months of 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $832,000 in the first six months of 2009 and $285,000 in the first six months of 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2009.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $335,000 as of June 30, 2009 and $380,000 as of December 31, 2008.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $317.7 million as of June 30, 2009 and $314.3 million as of December 31, 2008.

Our depreciation expense was $26.8 million for the first six months of 2009 and $24.3 million for the first six months of 2008.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2009 by approximately $9.0 million, or 2.8%.

In the first six months of 2009, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $8.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $22.0 million as of June 30, 2009, and $21.4 million as of December 31, 2008. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2009 would have needed to increase by approximately $3.4 million.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167).  SFAS 167 eliminates Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary (the reporting entity that must consolidate the variable interest entity), and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also clarifies, but does not significantly change, the characteristics that identify a variable interest entity.  This statement is effective for the first quarter of 2010.  The adoption of SFAS 167 is not expected to have a significant impact on our financial condition, results of operations or cash flows.

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

Item 4.        Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.        Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2008.

Item 4.                 Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 5, 2009.  The following items were voted upon at the meeting:

(a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2010.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	18,771,531	69,016	—
Larry B. Hagness	10,179,209	8,661,338	—
Thomas J. Winkel	11,703,864	7,136,683	—
Jerry M. Bauer	12,665,202	6,175,345	—
Robert L. Demorest	18,836,991	3,556	—
G. Larry Owens	13,078,059	5,762,488	—

(b) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2009 by a vote of 19,894,799 shares in favor, 70,137 shares against and 8,873 shares abstaining.

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

MARTEN TRANSPORT, LTD.

Dated: August 10, 2009	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2009	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2009

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