Form 10-Q
period 2009-09-30
MARTEN TRANSPORT LTD
filed 2009-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,885,073 as of November 4, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,891	$2,395
Marketable securities	4,750	2,604
Receivables:
Trade, net	49,879	50,143
Other	6,612	7,385
Prepaid expenses and other	10,534	13,705
Deferred income taxes	6,593	6,140
Total current assets	86,259	82,372
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	482,581	451,172
Accumulated depreciation	(150,084)	(136,871)
Net property and equipment	332,497	314,301
Other assets	559	770
TOTAL ASSETS	$419,315	$397,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,241	$1,807
Accounts payable and accrued liabilities	38,235	32,894
Insurance and claims accruals	20,679	21,386
Current maturities of long-term debt	1,428	1,428
Total current liabilities	61,583	57,515
Long-term debt, less current maturities	—	1,429
Deferred income taxes	87,039	81,048
Total liabilities	148,622	139,992
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,885,073 shares at September 30, 2009, and 21,830,071 shares at December 31, 2008, issued and outstanding	219	218
Additional paid-in capital	76,351	75,305
Retained earnings	192,215	180,213
Total Marten Transport, Ltd. stockholders’ equity	268,785	255,736
Noncontrolling interest	1,908	1,715
Total stockholders’ equity	270,693	257,451
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,315	$397,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2009	2008	2009	2008

OPERATING REVENUE	$129,395	$163,377	$377,154	$466,745

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	34,257	39,885	106,118	114,322
Purchased transportation	29,192	29,125	77,877	88,414
Fuel and fuel taxes	26,580	51,215	72,718	144,929
Supplies and maintenance	9,630	9,588	29,006	28,298
Depreciation	13,272	12,396	40,091	36,704
Operating taxes and licenses	1,591	1,588	4,969	5,062
Insurance and claims	5,356	5,770	15,555	17,988
Communications and utilities	1,011	837	3,078	2,707
Gain on disposition of revenue equipment	(596)	(453)	(1,595)	(2,439)
Other	2,566	2,898	8,047	8,322

Total operating expenses	122,859	152,849	355,864	444,307

OPERATING INCOME	6,536	10,528	21,290	22,438

OTHER EXPENSES (INCOME):
Interest expense	35	196	133	1,032
Interest income	(51)	(38)	(114)	(152)
	(16)	158	19	880

INCOME BEFORE INCOME TAXES	6,552	10,370	21,271	21,558
Less: Income before income taxes attributable to noncontrolling interest	93	317	354	922

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	6,459	10,053	20,917	20,636

PROVISION FOR INCOME TAXES	2,987	3,926	8,915	8,387

NET INCOME	$3,472	$6,127	$12,002	$12,249

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.28	$0.55	$0.56

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.28	$0.55	$0.56

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Marten Transport, Ltd. Stockholders					Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2007	21,812	$218	$74,570	$162,142	$1,283	$238,213
Net income	—	—	—	12,249	—	12,249
Repurchase and retirement of common stock	(67)	—	(810)	—	—	(810)
Issuance of common stock from share-based payment arrangement exercises	85	—	356	—	—	356
Tax benefits from share-based payment arrangement exercises	—	—	496	—	—	496
Share-based payment arrangement compensation expense	—	—	551	—	—	551
Income before income taxes attributable to noncontrolling interest	—	—	—	—	922	922
Noncontrolling interest distributions	—	—	—	—	(503)	(503)
Balance at September 30, 2008	21,830	218	75,163	174,391	1,702	251,474
Net income	—	—	—	5,822	—	5,822
Tax benefits from share-based payment arrangement exercises	—	—	27	—	—	27
Share-based payment arrangement compensation expense	—	—	115	—	—	115
Income before income taxes attributable to noncontrolling interest	—	—	—	—	198	198
Noncontrolling interest distributions	—	—	—	—	(185)	(185)
Balance at December 31, 2008	21,830	218	75,305	180,213	1,715	257,451
Net income	—	—	—	12,002	—	12,002
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	254	—	—	254
Share-based payment arrangement compensation expense	—	—	461	—	—	461
Income before income taxes attributable to noncontrolling interest	—	—	—	—	354	354
Noncontrolling interest distributions	—	—	—	—	(161)	(161)
Balance at September 30, 2009	21,885	$219	$76,351	$192,215	$1,908	$270,693

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$12,002	$12,249
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	40,091	36,704
Gain on disposition of revenue equipment	(1,595)	(2,439)
Deferred income taxes	5,538	1,431
Tax benefits from share-based payment arrangement exercises	254	496
Excess tax benefits from share-based payment arrangement exercises	(222)	(432)
Share-based payment arrangement compensation expense	461	551
Income before income taxes attributable to noncontrolling interest	354	922
Changes in other current operating items:
Receivables	1,037	(12,462)
Prepaid expenses and other	3,171	2,104
Accounts payable and accrued liabilities	2,823	7,603
Insurance and claims accruals	(707)	3,507
Net cash provided by operating activities	63,207	50,234

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of marketable securities	(109,663)	—
Sales of marketable securities	107,517	285
Revenue equipment additions	(72,809)	(39,206)
Proceeds from revenue equipment dispositions	23,036	24,573
Buildings and land, office equipment and other additions	(4,439)	(1,777)
Proceeds from buildings and land, office equipment and other dispositions	38	2
Net change in other assets	211	1,215
Net cash used for investing activities	(56,109)	(14,908)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	—	130,209
Repayment of borrowings under credit facility and long-term debt	(1,429)	(167,510)
Issuance of common stock from share-based payment arrangement exercises	332	356
Excess tax benefits from share-based payment arrangement exercises	222	432
Change in net checks issued in excess of cash balances	(566)	1,293
Noncontrolling interest distributions	(161)	(503)
Repurchase and retirement of common stock	—	(810)
Net cash used for financing activities	(1,602)	(36,533)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,496	(1,207)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,395	3,618
End of period	$7,891	$2,411
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$164	$1,081
Income taxes	$3,781	$5,948
Non-cash investing activities:
Change in revenue equipment not yet paid for	$2,518	$842

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009

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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL.  All material intercompany accounts and transactions have been eliminated in consolidation.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)   Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(3)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$3,472	$6,127	$12,002	$12,249
Denominator:
Basic earnings per common share - weighted-average shares	21,885	21,798	21,865	21,773
Effect of dilutive stock options	103	154	117	153
Diluted earnings per common share - weighted-average shares and assumed conversions	21,988	21,952	21,982	21,926

Basic earnings per common share	$0.16	$0.28	$0.55	$0.56
Diluted earnings per common share	$0.16	$0.28	$0.55	$0.56

The diluted earnings per common share for the nine months ended September 30, 2009 exceeds the sum of the diluted earnings per common share for the first three quarters of 2009 due to differences in rounding.

Options totaling 330,600 and 320,600 shares for the three-month and nine-month periods ended September 30, 2009, respectively, and 300,600 and 310,600 shares for the three-month and nine-month periods ended September 30, 2008, respectively, were outstanding but were not included in the calculation of diluted earnings per share, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  Additionally, performance-based option awards totaling 107,000 and 99,500 shares for the 2009 and 2008 periods, respectively, were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $590,000 in the first nine months of 2009 and $1.2 million in the first nine months of 2008 for fuel and tire services. In addition, we paid $1.1 million in the first nine months of 2009 and $1.8 million in the first nine months of 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $1.1 million in the first nine months of 2009 and $299,000 in the first nine months of 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from Randolph L. Marten, our Chairman of the Board and Chief Executive Officer, in a like-kind exchange for a building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

(5)  Income Taxes

Our effective income tax rate increased to 42.6% for the first nine months of 2009 from 40.6% for the first nine months of 2008, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented in the third quarter of 2009.

Our reserves for unrecognized tax benefits were $145,000 as of September 30, 2009 and $131,000 as of December 31, 2008.  The $14,000 increase in the amount reserved in the first nine months of 2009 relates to current period tax positions.  If recognized, $94,000 of the unrecognized tax benefits as of September 30, 2009 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of September 30, 2009.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2006 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation — Stock Compensation.  During the nine months ended September 30, 2009, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the first nine months of 2009 was $461,000 and in the first nine months of 2008 was $551,000.  See Note 8 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(7)  Fair Value Measurements

We have applied the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820) which provides a single definition for fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  Under ASC 820, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Asset Balance as	Fair Value Measurements Using:
(In thousands)	of September 30, 2009	Level 1	Level 2	Level 3
Marketable securities	$4,750	$4,750	$—	$—

Our investment in short-term marketable securities is in a mutual fund which is valued daily based upon quoted prices in an active market.

There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated condensed financial statements as of September 30, 2009.

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $1.4 million at September 30, 2009 and $2.9 million at December 31, 2008.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,324	$98,600	$262,828	$289,737
Truckload fuel surcharge revenue	13,942	38,442	35,065	102,508
Total Truckload revenue	100,266	137,042	297,893	392,245

Logistics revenue, net of intermodal fuel surcharge revenue(1)	27,362	23,472	75,237	67,583
Intermodal fuel surcharge revenue	1,767	2,863	4,024	6,917
Total Logistics revenue	29,129	26,335	79,261	74,500

Total operating revenue	$129,395	$163,377	$377,154	$466,745

Operating income:
Truckload	$5,047	$8,619	$16,577	$16,980
Logistics	1,489	1,909	4,713	5,458
Total operating income	$6,536	$10,528	$21,290	$22,438

Operating ratio(2):
Truckload	95.0%	93.7%	94.4%	95.7%
Logistics	94.9	92.8	94.1	92.7
Consolidated operating ratio	94.9%	93.6%	94.4%	95.2%

(1)    Logistics revenue is net of $2.1 million and $7.9 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2009, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $4.5 million and $13.1 million for the three-month and nine-month periods ended September 30, 2008.

(2)    Operating expenses as a percentage of operating revenue.

(9)  Noncontrolling Interest Balance Reclassifications

We adopted the provisions of FASB ASC 805, Business Combinations which were effective January 1, 2009 regarding the presentation and disclosure of noncontrolling interests in consolidated financial statements resulting in the following reclassifications.  The noncontrolling interest balance of $1.7 million as of December 31, 2008 in our consolidated condensed balance sheets, the income before income taxes attributable to noncontrolling interest balances of $317,000 for the three months ended September 30, 2008 and $922,000 for the nine months ended September 30, 2008 in our consolidated condensed statements of operations, and the income before income taxes attributable to noncontrolling interest balance of $922,000 and the noncontrolling interest distributions balance of $503,000 for the nine months ended September 30, 2008 in our consolidated condensed statements of stockholders’ equity and our consolidated condensed statements of cash flows have been reclassified to be consistent with the current presentation.  These reclassifications do not have a material effect on our consolidated condensed financial statements.

(10) Evaluation of Subsequent Events

As a result of our evaluation through November 9, 2009, the issuance date of this Quarterly Report on Form 10-Q, we have determined that no events or transactions have occurred subsequent to September 30, 2009 which require recognition or disclosure in the financial statements.

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

Overview

The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our truckload revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated, the number of miles we generate with our equipment and changes in fuel prices.  We monitor our revenue production primarily through average truckload revenue, net of fuel surcharges, per tractor per week.  We also analyze our average truckload revenue, net of fuel surcharges, per total mile, non-revenue miles percentage, the miles per tractor we generate, our accessorial revenue and our other sources of operating revenue.

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

Our operating revenue decreased $89.6 million, or 19.2%, in the first nine months of 2009.  This decrease was primarily due to fuel surcharge revenue decreasing by $70.3 million, or 64.3%, caused by significantly lower fuel prices in the first nine months of 2009.  Our operating revenue, net of fuel surcharges, decreased $19.3 million, or 5.4%, compared with the first nine months of 2008.  Truckload segment revenue, net of fuel surcharges, decreased 9.3% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 10.5% in the first nine months of 2009.  Our average miles per tractor decreased by 11.0% in the first nine months of 2009 due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 0.2% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of the positive impact that a reduced length of haul has on rates, negated by the effects of the difficult freight environment.  The changes in our operating statistics are consistent with the continued development and growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 9.5% reduction from the first nine months of 2008 in average length of haul to 781 miles.  Our average fleet size increased by 40 tractors in the first nine months of 2009 from the same period of 2008.  Logistics segment revenue, net of intermodal fuel surcharges, increased 11.3% compared with the first nine months of 2008.  The increase in logistics revenue primarily resulted from our continued emphasis on expansion of and volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Logistics revenue represented 21.0% of our operating revenue in the first nine months of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel decreasing to $2.38 per gallon in the first nine months of 2009 from $4.10 per gallon in the first nine months of 2008.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we have installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.4% in the first nine months of 2009 compared with 95.2% in the first nine months of 2008.  Our earnings per diluted share decreased to $0.55 in the first nine months of 2009 from $0.56 in the same period of 2008.  The decreased profitability in the first nine months of 2009 was primarily due to the decrease in revenue per tractor per week in our Truckload segment, partially offset by the improvement in our overall cost structure.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2009, we had approximately $11.4 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $1.4 million of long-term debt, including current maturities, and $270.7 million in stockholders’ equity.  In the first nine months of 2009, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $49.8 million.  In 2008, cash flows were primarily used to pay down our long-term debt to strengthen our liquidity.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $25 million for the remainder of 2009.    We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have been transforming our business strategy toward a more-diversified set of transportation service solutions, primarily regional temperature-controlled operations along with intermodal and brokerage services, to align our growth with customer trends.  We believe that we are well-positioned during this difficult freight environment, as well as within an economic recovery, with this transformation of our services combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Truckload Segment:
Revenue (in thousands)	$100,266	$137,042	$297,893	$392,245
Average truckload revenue, net of fuel surcharges, per total mile	$1.490	$1.531	$1.505	$1.502
Average miles per tractor(1)	24,039	27,736	72,955	81,977
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,725	$3,231	$2,816	$3,146
Average tractors (1)	2,410	2,322	2,393	2,353
Average miles per trip	728	835	781	863
Total miles — company-employed drivers (in thousands)	51,818	56,897	156,487	166,794
Total miles — independent contractors (in thousands)	6,120	7,510	18,108	26,058

Logistics Segment:
Brokerage:
Marten Transport
Revenue (in thousands)	$9,796	$6,751	$25,117	$18,365
Loads	5,416	3,027	13,568	8,475
MWL
Revenue (in thousands)	$8,371	$9,151	$23,363	$29,248
Loads	4,775	4,458	13,594	14,601
Intermodal:
Revenue (in thousands)	$10,962	$10,433	$30,781	$26,887
Loads	4,929	3,237	13,238	8,163
Average tractors	65	61	61	51

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 205 and 209 tractors as of September 30, 2009 and 2008, respectively.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,324	$98,600	$(12,276)	(12.5)%
Truckload fuel surcharge revenue	13,942	38,442	(24,500)	(63.7)
Total Truckload revenue	100,266	137,042	(36,776)	(26.8)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	27,362	23,472	3,890	16.6
Intermodal fuel surcharge revenue	1,767	2,863	(1,096)	(38.3)
Total Logistics revenue	29,129	26,335	2,794	10.6

Total operating revenue	$129,395	$163,377	$(33,982)	(20.8)%

Operating income:
Truckload	$5,047	$8,619	$(3,572)	(41.4)%
Logistics	1,489	1,909	(420)	(22.0)
Total operating income	$6,536	$10,528	$(3,992)	(37.9)%

Operating ratio(2):
Truckload	95.0%	93.7%		(1.4)%
Logistics	94.9	92.8		(2.3)
Consolidated operating ratio	94.9%	93.6%		(1.4)%

(1) Logistics revenue is net of $2.1 million and $4.5 million of inter-segment revenue in the 2009 and 2008 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2) Operating expenses as a percentage of operating revenue.

Our operating revenue decreased $34.0 million, or 20.8%, to $129.4 million in the 2009 period from $163.4 million in the 2008 period.  This decrease was primarily due to fuel surcharge revenue decreasing to $15.7 million in the 2009 period from $41.3 million in the 2008 period, caused by significantly lower fuel prices in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $8.4 million, or 6.9%, to $113.7 million in the 2009 period from $122.1 million in the 2008 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $36.8 million, or 26.8%, to $100.3 million in the 2009 period from $137.0 million in the 2008 period.  Truckload segment revenue, net of fuel surcharges, decreased 12.5% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 15.7% in the 2009 period.  Our average miles per tractor decreased by 13.3% in the 2009 period due to the difficult freight environment and our reduced length of haul.  Our average truckload revenue, net of fuel surcharges, per total mile decreased 2.7% in the 2009 period due to the difficult freight environment, partially offset by the positive impact that a reduced length of haul has on rates.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 12.8% reduction from the 2008 period in average length of haul to 728 miles.  Our average fleet size increased by 88 tractors in the 2009 period from the 2008 period.  The decrease in revenue per tractor per week primarily caused the decrease in profitability from the 2008 period.

Logistics segment revenue increased $2.8 million, or 10.6%, to $29.1 million in the 2009 period from $26.3 million in the 2008 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 16.6%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Within the difficult freight environment, our operating ratio for the Logistics segment in the 2009 period increased by 2.3% from the 2008 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008

Operating revenue	$(33,982)	(20.8)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(5,628)	(14.1)	26.5	24.4
Purchased transportation	67	0.2	22.6	17.8
Fuel and fuel taxes	(24,635)	(48.1)	20.5	31.3
Supplies and maintenance	42	0.4	7.4	5.9
Depreciation	876	7.1	10.3	7.6
Operating taxes and licenses	3	0.2	1.2	1.0
Insurance and claims	(414)	(7.2)	4.1	3.5
Communications and utilities	174	20.8	0.8	0.5
Gain on disposition of revenue equipment	(143)	(31.6)	(0.5)	(0.3)
Other	(332)	(11.5)	2.0	1.8
Total operating expenses	(29,990)	(19.6)	94.9	93.6
Operating income	(3,992)	(37.9)	5.1	6.4
Other expenses (income):
Interest expense	(161)	(82.1)	—	0.1
Interest income and other	(13)	(34.2)	—	—
	(174)	(110.1)	—	0.1
Income before income taxes	(3,818)	(36.8)	5.1	6.3
Less: Income before income taxes attributable to noncontrolling interest	(224)	(70.7)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	(3,594)	(35.8)	5.0	6.2
Provision for income taxes	(939)	(23.9)	2.3	2.4
Net income	$(2,655)	(43.3)%	2.7%	3.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from an 8.9% decrease in the total miles driven by company drivers, a $1.4 million decrease in our self-insured medical claims, which decreased our employees’ health insurance expense, a $1.4 million decrease in bonus compensation expensed for our non-driver employees, and a more broad implementation of our per diem pay structure for our drivers in the 2009 period.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $67,000 in total, or 0.2%, in the 2009 period from the 2008 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $2.6 million to $22.0 million in the 2009 period from $19.4 million in the 2008 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.5 million in the 2009 period, primarily due to a decrease in the amount of fuel surcharges paid to the independent contractors.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.8 million, or 12.0%, to $13.2 million in the 2009 period from $15.1 million in the 2008 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.4 million in the 2009 period and $5.1 million in the 2008 period.  Over the past year, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.60 per gallon in the 2009 period from $4.32 per gallon in the 2008 period, an 8.9% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.9% of truckload and intermodal revenue, net of fuel surcharges, in the 2009 period, compared with 14.2% in the 2008 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $414,000 decrease in insurance and claims in the 2009 period was primarily due to a decrease in the cost of self-insured auto liability accident claims.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $596,000 in the 2009 period from $453,000 in the 2008 period as a result of an increase in the number of trailers sold, partially offset by a decrease in the market value for used revenue equipment.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.9% in the 2009 period compared with 93.6% in the 2008 period, with the operating ratio for our Truckload segment increasing to 95.0% from 93.7% in the 2008 period and the operating ratio for our Logistics segment increasing to 94.9% from 92.8% in the 2008 period.

Interest expense primarily consists of interest on our senior unsecured notes and unsecured committed credit facility.  The decrease in interest expense of $161,000, or 82.1%, in the 2009 period from the 2008 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 46.2% in the 2009 period from 39.1% in the 2008 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented in the third quarter of 2009.

As a result of the factors described above, net income decreased to $3.5 million in the 2009 period from $6.1 million in the 2008 period.  Net earnings decreased to $0.16 per diluted share in the 2009 period from $0.28 per diluted share in the 2008 period.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$262,828	$289,737	$(26,909)	(9.3)%
Truckload fuel surcharge revenue	35,065	102,508	(67,443)	(65.8)
Total Truckload revenue	297,893	392,245	(94,352)	(24.1)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	75,237	67,583	7,654	11.3
Intermodal fuel surcharge revenue	4,024	6,917	(2,893)	(41.8)
Total Logistics revenue	79,261	74,500	4,761	6.4

Total operating revenue	$377,154	$466,745	$(89,591)	(19.2)%

Operating income:
Truckload	$16,577	$16,980	$(403)	(2.4)%
Logistics	4,713	5,458	(745)	(13.6)
Total operating income	$21,290	$22,438	$(1,148)	(5.1)%

Operating ratio(2):
Truckload	94.4%	95.7%		1.4%
Logistics	94.1	92.7		(1.5)
Consolidated operating ratio	94.4%	95.2%		0.8%

(1) Logistics revenue is net of $7.9 million and $13.1 million of inter-segment revenue in the 2009 and 2008 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)    Operating expenses as a percentage of operating revenue.

Our operating revenue decreased $89.6 million, or 19.2%, to $377.2 million in the 2009 period from $466.7 million in the 2008 period.  This decrease was primarily due to fuel surcharge revenue decreasing to $39.1 million in the 2009 period from $109.4 million in the 2008 period, caused by significantly lower fuel prices in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $19.3 million, or 5.4%, to $338.1 million in the 2009 period from $357.3 million in the 2008 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $94.4 million, or 24.1%, to $297.9 million in the 2009 period from $392.2 million in the 2008 period.  Truckload segment revenue, net of fuel surcharges, decreased 9.3% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 10.5% in the 2009 period.  Our average miles per tractor decreased by 11.0% in the 2009 period due to the difficult freight environment and our reduced length of haul.  This was partially offset by a 0.2% increase in our average truckload revenue, net of fuel surcharges, per total mile as a result of the positive impact that a reduced length of haul has on rates, negated by the effects of the difficult freight environment.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 9.5% reduction from the 2008 period in average length of haul to 781 miles.  Our average fleet size increased by 40 tractors in the 2009 period from the 2008 period.  The decrease in revenue per tractor per week, partially offset by the improvement in our overall cost structure, resulted in decreased profitability from the 2008 period.

Logistics segment revenue increased $4.8 million, or 6.4%, to $79.3 million in the 2009 period from $74.5 million in the 2008 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 11.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Within the difficult freight environment, our operating ratio for the Logistics segment in the 2009 period increased by 1.5% from the 2008 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008

Operating revenue	$(89,591)	(19.2)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(8,204)	(7.2)	28.1	24.5
Purchased transportation	(10,537)	(11.9)	20.6	18.9
Fuel and fuel taxes	(72,211)	(49.8)	19.3	31.1
Supplies and maintenance	708	2.5	7.7	6.1
Depreciation	3,387	9.2	10.6	7.9
Operating taxes and licenses	(93)	(1.8)	1.3	1.1
Insurance and claims	(2,433)	(13.5)	4.1	3.9
Communications and utilities	371	13.7	0.8	0.6
Gain on disposition of revenue equipment	844	34.6	(0.4)	(0.5)
Other	(275)	(3.3)	2.1	1.8
Total operating expenses	(88,443)	(19.9)	94.4	95.2
Operating income	(1,148)	(5.1)	5.6	4.8
Other expenses (income):
Interest expense	(899)	(87.1)	—	0.2
Interest income and other	38	25.0	—	—
	(861)	(97.8)	—	0.2
Income before income taxes	(287)	(1.3)	5.6	4.6
Less: Income before income taxes attributable to noncontrolling interest	(568)	(61.6)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	281	1.4	5.5	4.4
Provision for income taxes	528	6.3	2.4	1.8
Net income	$(247)	(2.0)%	3.2%	2.6%

The decrease in salaries, wages and benefits resulted primarily from a 6.2% decrease in the total miles driven by company drivers, a $2.8 million decrease in our self-insured medical claims, which decreased our employees’ health insurance expense, a $1.0 million decrease in bonus compensation expensed for our non-driver employees, and a more broad implementation of our per diem pay structure for our drivers in the third quarter of 2009.

Purchased transportation expense decreased $10.5 million in total, or 11.9%, in the 2009 period from the 2008 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $2.6 million to $58.3 million in the 2009 period from $55.7 million in the 2008 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $13.1 million in the 2009 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet and a decrease in the amount of fuel surcharges paid to the independent contractors.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $11.4 million, or 22.5%, to $39.2 million in the 2009 period from $50.7 million in the 2008 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $5.6 million in the 2009 period and $15.2 million in the 2008 period.  Over the past year, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.38 per gallon in the 2009 period from $4.10 per gallon in the 2008 period, a 6.2% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.6% of truckload and intermodal revenue, net of fuel surcharges, in the 2009 period, compared with 16.4% in the 2008 period.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2009 period.

The $2.4 million decrease in insurance and claims in the 2009 period was primarily due to reduced physical damage claims related to our tractors and trailers and a decrease in the cost of self-insured auto liability accident claims.

A decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of trailers sold, caused our gain on disposition of revenue equipment to decrease to $1.6 million in the 2009 period from $2.4 million in the 2008 period.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.4% in the 2009 period compared with 95.2% in the 2008 period, with the operating ratio for our Truckload segment decreasing to 94.4% from 95.7% in the 2008 period and the operating ratio for our Logistics segment increasing to 94.1% from 92.7% in the 2008 period.

The decrease in interest expense of $899,000, or 87.1%, in the 2009 period from the 2008 period was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 42.6% in the 2009 period from 40.6% in the 2008 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented in the third quarter of 2009.

As a result of the factors described above, net income decreased to $12.0 million in the 2009 period from $12.2 million in the 2008 period.  Net earnings decreased to $0.55 per diluted share in the 2009 period from $0.56 per diluted share in the 2008 period.

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

	Nine Months
	Ended September 30,
(In thousands)	2009	2008

Net cash flows provided by operating activities	$63,207	$50,234
Net cash flows used for investing activities	56,109	14,908
Net cash flows used for financing activities	1,602	36,533

In the first nine months of 2009, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $49.8 million.  In the first nine months of 2008, cash flows were primarily used to pay down $37.3 million of long-term debt to strengthen our liquidity.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $25 million for the remainder of 2009.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents and marketable securities balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $1.4 million at September 30, 2009. These notes mature in April 2010, require annual principal payments of $1.4 million and bear interest at a fixed annual rate of 8.57%.  We have not prepaid the remaining principal balance of these notes due to substantial prepayment penalties.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $75 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At September 30, 2009, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $66.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at September 30, 2009.

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in the remainder of 2008 or in the first nine months of 2009.  The repurchase program does not have an expiration date.

We had $321,000 in direct financing receivables from independent contractors under our tractor purchase program as of September 30, 2009, compared with $797,000 in receivables as of December 31, 2008. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.  The decrease in the receivables balance is related to a program to direct the leases to a third-party leasing vendor beginning in 2007.

The following is a summary of our contractual obligations as of September 30, 2009.

	Payments Due by Period
	Remainder	2010
	of	and
(In thousands)	2009	2011	2012	Thereafter	Total
Purchase obligations for revenue equipment	$1,727	$—	$—	$—	$1,727
Long-term debt obligations	—	1,428	—	—	1,428
Operating lease obligations	113	460	83	56	712
Total	$1,840	$1,888	$83	$56	$3,867

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $590,000 in the first nine months of 2009 and $1.2 million in the first nine months of 2008 for fuel and tire services. In addition, we paid $1.1 million in the first nine months of 2009 and $1.8 million in the first nine months of 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $1.1 million in the first nine months of 2009 and $299,000 in the first nine months of 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from Randolph L. Marten, our Chairman of the Board and Chief Executive Officer, in a like-kind exchange for a building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.9 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2009.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $250,000 as of September 30, 2009 and $380,000 as of December 31, 2008.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $332.5 million as of September 30, 2009 and $314.3 million as of December 31, 2008. Our depreciation expense was $40.1 million for the first nine months of 2009 and $36.7 million for the first nine months of 2008.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2009 by approximately $9.0 million, or 2.7%.

In the first nine months of 2009, we replaced most of our company-owned tractors within approximately four years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 40% of cost at the four-year replacement date as using a four-year useful life and 40% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a four-year useful life and 40% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $8.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $20.7 million as of September 30, 2009, and $21.4 million as of December 31, 2008. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2009 would have needed to increase by approximately $3.6 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all share-based payment arrangements granted after December 31, 2005 in accordance with FASB ASC 718, Compensation — Stock Compensation (ASC 718).  Under the fair value recognition provisions of ASC 718, we record share-based compensation expense net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period for service-based awards (normally the vesting period).  Compensation expense will be recorded for performance-based awards in the periods in which the performance condition is probable of achievement.  Determining the appropriate fair value model and calculating the fair value of share-based payment arrangements require the input of highly subjective assumptions, including the expected life of the share-based payment arrangements and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (FASB ASC 810, Consolidation).  This statement eliminates Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary (the reporting entity that must consolidate the variable interest entity), and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This statement also clarifies, but does not significantly change, the characteristics that identify a variable interest entity.  This statement is effective for the first quarter of 2010.  The adoption of this statement is not expected to have a significant impact on our financial condition, results of operations or cash flows.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

MARTEN TRANSPORT, LTD.

Dated: November 9, 2009	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2009

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