Form 10-K
period 2009-12-31
MARTEN TRANSPORT LTD
filed 2010-03-15
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES ☐ NO ☒

As of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $347,733,000.

As of March 1, 2010, 21,908,387 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 4, 2010, or 2010 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may,” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 7.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. and its consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.                                  BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2009, we generated $505.9 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 86% of our truckload revenue resulted from hauling temperature-sensitive products and 14% from hauling dry freight.  We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest.  We provide regional truckload carrier services in the Southeast, West Coast, Midwest and South Central regions.  In 2009, our average length of haul was 761 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity.  We market primarily to large shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service.  With our fleet of 2,264 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reporting segments — Truckload and Logistics.  Financial information regarding these segments can be found in Footnote 11 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  We continue to expand our regional truckload operations, which represented 22% of our tractor fleet as of December 31, 2009.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target large food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2009, our two largest customers were General Mills and Kraft.

Our marketing efforts are conducted by a staff of approximately 132 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

•                  Auxiliary power units installed on our company-owned tractors that allow us to decrease fuel costs associated with idling our tractors.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 9.2% during 2009, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2009, our top 30 customers accounted for approximately 77% of our revenue, and our top ten customers accounted for 54% of our revenue.  Eight of our top ten customers have been significant customers of ours for over ten years. We believe we are the largest temperature-sensitive carrier for eight of our top ten customers.  General Mills accounted for 20% and Kraft accounted for 12% of our revenue in 2009.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 224 of our drivers as of December 31, 2009 have driven more than one million miles for us without a preventable accident, while approximately 73 of our drivers have driven more than two million miles and eight have driven more than three million miles for us without a preventable accident.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at our Wisconsin, California, Georgia, Indiana, Texas and Virginia terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

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

As of December 31, 2009, we had approximately 2,666 employees. This total consists of approximately 2,080 drivers, 217 mechanics and maintenance personnel, and 369 support personnel, which includes management and administration. As of that date, we also contracted with 177 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2009, we operated a fleet of 2,264 tractors, including 2,087 company-owned tractors and 177 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2009 was approximately 2.4 years.  In 2009, we replaced most of our company-owned tractors within approximately four years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts.  The percentage of our fleet provided by independent contractors was 7.8%  as of December 31, 2009 compared to 7.9% as of December 31, 2008 and 14.0% as of December 31, 2007.

As of December 31, 2009, we operated a fleet of 3,958 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long, and 102 inches wide. The average age of our trailer fleet at December 31, 2009 was approximately 3.4 years. In 2009, we replaced most of our company-owned trailers within approximately six years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2009, over 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we installed auxiliary power units in our company-owned tractors during 2007 and 2008.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  Revised rules that limit driver hours-of-service were adopted effective January 2004, and then modified effective October 2005.  In July 2007, a federal appeals court vacated portions of the October 2005 Rules; however, interim rules issued in December 2007 retained the vacated portions in effect.  In November 2008, final rules effective January 2009 were issued which left the interim rules unchanged.  In October 2009, the FMCSA settled a lawsuit brought by a coalition of advocacy and labor groups.  Under the settlement, the FMCSA is obligated to review the current regulations, draft a proposal for White House review by July 2010 and issue a new final rule in 2011.

We believe that we are well equipped to minimize the economic impact of the current hours-of-service rules on our business.  We have negotiated delay time charges with the majority of our customers.  Prior to the effectiveness of the current rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future.  In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the current hours-of-service regulations.  The regulations did not have a significant impact on our operations or financial results in 2007 through 2009.

The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet more stringent engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2007 through 2009.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2009, our top 30 customers, based on revenue, accounted for approximately 77% of our revenue; our top ten customers accounted for approximately 54% of our revenue; our top five customers accounted for approximately 43% of our revenue; and our top two customers accounted for approximately 32% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If the growth in our regional operations declines, or if we expand into a market with insufficient economic activity, our results of operations could be adversely affected.  We operate regional service centers which are located in a number of cities within the United States.  In order to support future growth, these regional operations require the commitment of additional capital, revenue equipment and facilities along with qualified management, drivers and other personnel. Should the growth in our regional operations decline, the results of our operations could be adversely affected.  It may become more difficult to identify additional cities that can support service centers, and we may expand into cities where there is insufficient economic activity, reduced capacity for growth or less driver and non-driver personnel to support our operations.  We may encounter operating conditions in these new markets that materially differ from our current operations and customer relationships may be difficult to obtain at appropriate freight rates.  Also, we may not be able to apply our regional operating strategy successfully in additional cities, and it might take longer than expected or require a more substantial financial commitment than anticipated to establish our operations in the additional cities.

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer.  We have experienced higher prices for new tractors over the past few years, primarily as a result of higher commodity prices and government regulations applicable to newly manufactured tractors and diesel engines.  We expect to continue to pay increased prices for revenue equipment for the foreseeable future.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet more stringent engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  The transportation industry has historically experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically.  Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add.  Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let trucks sit idle.  An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  Revised rules that limit driver hours-of-service were adopted effective January 2004, and then modified effective October 2005. In July 2007, a federal appeals court vacated portions of these rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allows drivers to reset their maximum allowable hours in a week.  The court indicated that, in addition to other reasons, it vacated these two portions of the rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed in September 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until December 2007, to allow FMCSA time to prepare its response.  In December 2007, FMCSA submitted interim final rules, which became effective in December 2007.  The interim rules retained the 11 hour driving day and the 34-hour restart, but provided greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  The FMCSA published final rules effective January 2009 in November 2008 which left the interim rules unchanged.  In October 2009, the FMCSA settled a lawsuit brought by a coalition of advocacy and labor groups.  Under the settlement, the FMCSA is obligated to review the current regulations, draft a proposal for White House review by July 2010 and issue a new final rule in 2011. As advocacy groups may continue to challenge the final rules, a court’s decision to strike down the final rules could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes.  A court’s decision to strike down the final rules could decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  The State of California has enacted legislation which requires tractors weighing more than 10,000 pounds to use alternative sources, such as auxiliary power units, when powering their cabs at idle for more than five minutes.  The State of California has also enacted legislation requiring compliance with exhaust emissions standards for refrigeration units on trailers.  Compliance is being phased in by the state, beginning with 2001 and earlier models.  Given our investment in auxiliary power units for our tractors and the average age of our trailer fleet, we do not expect these regulations will have a significant impact on our operations or financial results.

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

If we are unable to retain our executive officers and key management employees, our business, financial condition and results of operations could be adversely affected.  We are highly dependent upon the services of our executive officers and key management employees.  Currently, we do not have employment agreements with these employees and the loss of any of their services could have a materially adverse effect on our operations and future profitability. In addition, we must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure you that we will be able to do so in the future.

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

ITEM 1B.                         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                  PROPERTIES

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space.  We added additional equipment repair and maintenance facilities in 2007 and in 2009 in Mondovi, Wisconsin which consist of 15,000 square feet of space located on approximately 11 acres and 50,000 square feet of space located on approximately three acres, respectively. We operate facilities in or near the following cities at which we perform the following designated operating activities:

Company Locations	Owned or Leased	Maintenance	Fueling	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X	X
Ontario, California	Owned	X	X		X
Atlanta, Georgia	Owned	X	X		X	X
Portland, Oregon	Owned	X	X			X
Indianapolis, Indiana	Owned	X	X		X	X
Irving, Texas	Leased	X	X		X	X
Richmond, Virginia	Leased				X	X
Laredo, Texas	Leased	X				X

ITEM 3.                                  LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4A.                         EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2010, are as follows:

Name	Age	Position
Randolph L. Marten	57	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	62	President

Robert G. Smith	66	Chief Operating Officer

Timothy P. Nash	58	Executive Vice President of Sales and Marketing

James J. Hinnendael	46	Chief Financial Officer

John H. Turner	48	Vice President of Sales

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

	Common Stock Price
	High	Low
Year ended December 31, 2009
Fourth Quarter	$18.82	$16.40
Third Quarter	21.46	16.05
Second Quarter	22.50	17.75
First Quarter	19.57	14.49

Year ended December 31, 2008
Fourth Quarter	$20.61	$14.98
Third Quarter	22.59	15.00
Second Quarter	18.32	15.00
First Quarter	17.85	11.50

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On March 1, 2010, we had 221 record stockholders, and approximately 1,387 beneficial stockholders of our common stock.

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

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007, in the remainder of 2008 or in 2009.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Research Data Group, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2004, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Marten Transport, Ltd., The NASDAQ Composite Index

and SIC code 4213

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.                                  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
FOR THE YEAR
Operating revenue	$505,874	$607,099	$560,017	$518,890	$460,202
Operating income	29,359	32,705	27,801	41,169	42,867
Net income	16,267	18,071	14,968	24,518	25,061
Operating ratio(1)	94.2%	94.6%	95.0%	92.1%	90.7%

PER-SHARE DATA
Basic earnings per common share	$0.74	$0.83	$0.69	$1.13	$1.16
Diluted earnings per common share	0.74	0.82	0.68	1.12	1.14
Book value(2)	12.56	11.79	10.92	10.20	9.01

AT YEAR END
Total assets	$414,838	$397,443	$407,390	$410,822	$349,733
Long-term debt	1,499	2,857	44,643	58,659	48,300
Stockholders’ equity(2)	274,907	257,451	238,213	221,906	194,348

(1)          Represents operating expenses as a percentage of operating revenue.

(2)          The amounts for 2005 through 2008 were restated to reflect the reclassification of noncontrolling interests to stockholders’ equity to be consistent with the current presentation upon adoption of FASB ASC 810-10-65-1, Consolidation, effective January 1, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” beginning on page 7.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $101.2 million, or 16.7%, in 2009.  This decrease was primarily due to fuel surcharge revenue decreasing by $76.9 million, or 58.0%, caused by significantly lower fuel prices in 2009.  Our operating revenue, net of fuel surcharges, decreased $24.3 million, or 5.1%, compared with 2008.  Truckload segment revenue, net of fuel surcharges, decreased 9.7% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 9.7% in 2009.  The reduction in revenue per tractor per week was primarily caused by a decrease in our average miles per tractor in 2009 due to the difficult freight environment. The changes in our operating statistics are consistent with the continued development and growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 10.8% reduction from 2008 in average length of haul to 761 miles.  Our average fleet size was relatively stable in 2009 compared with 2008.  Logistics segment revenue, net of intermodal fuel surcharges, increased 14.4% compared with 2008.  The increase in logistics revenue primarily resulted from our continued emphasis on expansion of and volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Logistics revenue represented 21.6% of our operating revenue in 2009 compared to 16.3% in 2008 and 12.4% in 2007.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel decreasing to $2.47 per gallon in 2009 from $3.80 per gallon in 2008.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.2% in 2009 compared with 94.6% in 2008.  Our earnings per diluted share decreased to $0.74 in 2009 from $0.82 in 2008.  The decreased profitability in 2009 was primarily due to the decrease in revenue per tractor per week in our Truckload segment, partially offset by the improvement in our overall cost structure.  The more broad implementation of our per diem pay structure for our drivers in 2009 positively impacted our operating ratio in 2009 compared with 2008.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2009, we had approximately $3.9 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $1.5 million of long-term debt, including current maturities, and $274.9 million in stockholders’ equity.  In 2009, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $72.0 million.  In 2008, cash flows were primarily used to pay down our long-term debt to strengthen our liquidity.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million in 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Share-based Payment Arrangement Compensation

Total share-based compensation expense recorded in 2009 was $586,000 ($353,000 net of income tax benefit), in 2008 was $666,000 ($432,000 net of income tax benefit) and in 2007 was $460,000 ($321,000 net of income tax benefit). All share-based compensation expense is recorded in salaries, wages and benefits expense.  Unrecognized compensation expense from unvested service-based stock option awards was $1.8 million as of December 31, 2009 and is expected to be recorded over a weighted-average period of 3.5 years.  Unrecognized compensation expense from unvested performance-based stock option awards was $975,000 as of December 31, 2009 and will be recorded in the periods in which the performance condition is probable of achievement through 2010.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2009	2008	2007
Truckload Segment:
Revenue (in thousands)	$396,795	$508,186	$490,540
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,822	$3,124	$3,101
Average tractors(1)	2,358	2,352	2,516
Average miles per trip	761	853	911
Total miles – company-employed drivers (in thousands)	206,894	222,043	228,776
Total miles – independent contractors (in thousands)	23,415	32,081	46,096

Logistics Segment:
Brokerage:
Marten Transport
Revenue (in thousands)	$35,014	$24,746	$15,168
Loads	18,932	11,621	7,802
MWL
Revenue (in thousands)	$32,160	$37,569	$33,472
Loads	17,868	18,789	17,444
Intermodal:
Revenue (in thousands)	$41,905	$36,598	$20,837
Loads	18,090	11,513	6,793
Average tractors	62	53	31

(1)          Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 177, 188 and 339 tractors as of December 31, 2009, 2008 and 2007, respectively.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2009	2008	2009 vs. 2008	2009 vs. 2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$346,983	$384,264	$(37,281)	(9.7)%
Truckload fuel surcharge revenue	49,812	123,922	(74,110)	(59.8)
Total Truckload revenue	396,795	508,186	(111,391)	(21.9)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	103,166	90,194	12,972	14.4
Intermodal fuel surcharge revenue	5,913	8,719	(2,806)	(32.2)
Total Logistics revenue	109,079	98,913	10,166	10.3

Total operating revenue	$505,874	$607,099	$(101,225)	(16.7)%

Operating income:
Truckload	$22,827	$26,055	$(3,228)	(12.4)%
Logistics	6,532	6,650	(118)	(1.8)
Total operating income	$29,359	$32,705	$(3,346)	(10.2)%

Operating ratio(2):
Truckload	94.2%	94.9%		(0.7)%
Logistics	94.0	93.3		0.8
Consolidated operating ratio	94.2%	94.6%		(0.4)%

(1)          Logistics revenue is net of $10.2 million and $16.8 million of inter-segment revenue in 2009 and 2008, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $101.2 million, or 16.7%, to $505.9 million in 2009 from $607.1 million in 2008.  This decrease was primarily due to fuel surcharge revenue decreasing to $55.7 million in 2009 from $132.6 million in 2008, caused by significantly lower fuel prices in 2009.  Our operating revenue, net of fuel surcharges, decreased $24.3 million, or 5.1%, to $450.1 million in 2009 from $474.5 million in 2008.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $111.4 million, or 21.9%, to $396.8 million in 2009 from $508.2 million in 2008.  Truckload segment revenue, net of fuel surcharges, decreased 9.7% primarily due to a decrease in our average truckload revenue, net of fuel surcharges, per tractor per week of 9.7% in 2009.  The reduction in revenue per tractor per week was primarily caused by a decrease in our average miles per tractor in 2009 due to the difficult freight environment.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 10.8% reduction from 2008 in average length of haul to 761 miles.  Our average fleet size was relatively stable in 2009 compared with 2008.  The decrease in revenue per tractor per week, partially offset by the improvement in our overall cost structure, primarily caused the decrease in profitability from 2008.

Logistics segment revenue increased $10.2 million, or 10.3%, to $109.1 million in 2009 from $98.9 million in 2008.  Logistics segment revenue, net of intermodal fuel surcharges, increased 14.4%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, partially offset by a decrease in revenue generated by MWL.  Within the difficult freight environment, our operating ratio for the Logistics segment in 2009 increased by 0.8% from 2008.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008
Operating revenue	$(101,225)	(16.7)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(13,864)	(9.1)	27.4	25.1
Purchased transportation	(6,598)	(5.8)	21.1	18.6
Fuel and fuel taxes	(75,994)	(43.2)	19.7	29.0
Supplies and maintenance	(155)	(0.4)	7.6	6.3
Depreciation	3,364	6.8	10.5	8.2
Operating taxes and licenses	(57)	(0.8)	1.3	1.1
Insurance and claims	(5,513)	(21.7)	3.9	4.2
Communications and utilities	430	11.5	0.8	0.6
Gain on disposition of revenue equipment	1,034	38.8	(0.3)	(0.4)
Other	(526)	(4.6)	2.2	1.9
Total operating expenses	(97,879)	(17.0)	94.2	94.6
Operating income	(3,346)	(10.2)	5.8	5.4
Other expenses (income):
Interest expense	(973)	(85.2)	—	0.2
Interest income	47	25.5	—	—
	(926)	(96.7)	—	0.2
Income before income taxes	(2,420)	(7.6)	5.8	5.2
Less: Income before income taxes attributable to noncontrolling interest	(536)	(47.9)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	(1,884)	(6.2)	5.7	5.0
Provision for income taxes	(80)	(0.6)	2.5	2.1
Net income	$(1,804)	(10.0)%	3.2%	3.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 6.8% decrease in the total miles driven by company drivers coupled with a more broad implementation of our per diem pay structure for our drivers in 2009, a $3.4 million decrease in our self-insured medical claims, which decreased our employees’ health insurance expense, and a $1.6 million decrease in bonus compensation expensed for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense decreased $6.6 million in total, or 5.8%, in 2009 from 2008.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $6.9 million to $80.7 million in 2009 from $73.8 million in 2008.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $13.5 million in 2009, primarily due to a decrease in the amount of fuel surcharges paid to the independent contractors and a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $9.3 million, or 15.2%, to $52.1 million in 2009 from $61.4 million in 2008.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $7.9 million in 2009 and $18.2 million in 2008.  Over the past year, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a significant decrease in the D.O.E. national average cost of fuel to $2.47 per gallon in 2009 from $3.80 per gallon in 2008, a 6.8% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.6% of truckload and intermodal revenue, net of fuel surcharges, in 2009, compared with 14.9% in 2008.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2009.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $5.5 million decrease in insurance and claims in 2009 was primarily due to a decrease in the cost of self-insured auto liability and workers’ compensation accident claims and to reduced physical damage claims related to our tractors and trailers.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment decreased to $1.6 million in 2009 from $2.7 million in 2008 as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.2% in 2009 compared with 94.6% in 2008.  The operating ratio for our Truckload segment decreased to 94.2% from 94.9% in 2008 and the operating ratio for our Logistics segment increased to 94.0% from 93.3% in 2008.  The more broad implementation of our per diem pay structure for our drivers in 2009 positively impacted our operating ratio in 2009 compared with 2008.

Interest expense primarily consists of interest on our senior unsecured notes and unsecured committed credit facility.  The decrease in interest expense of $973,000, or 85.2%, in 2009 from 2008 was primarily the result of lower average debt balances outstanding.

Our effective income tax rate increased to 43.4% in 2009 from 41.0% in 2008, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented during 2009.

As a result of the factors described above, net income decreased to $16.3 million in 2009 from $18.1 million in 2008.  Net earnings decreased to $0.74 per diluted share in 2009 from $0.82 per diluted share in 2008.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$384,264	$406,754	$(22,490)	(5.5)%
Truckload fuel surcharge revenue	123,922	83,786	40,136	47.9
Total Truckload revenue	508,186	490,540	17,646	3.6

Logistics revenue, net of intermodal fuel surcharge revenue(1)	90,194	66,163	24,031	36.3
Intermodal fuel surcharge revenue	8,719	3,314	5,405	163.1
Total Logistics revenue	98,913	69,477	29,436	42.4

Total operating revenue	$607,099	$560,017	$47,082	8.4%

Operating income:
Truckload	$26,055	$22,689	$3,366	14.8%
Logistics	6,650	5,112	1,538	30.1
Total operating income	$32,705	$27,801	$4,904	17.6%

Operating ratio(2):
Truckload	94.9%	95.4%		(0.5)%
Logistics	93.3	92.6		0.8
Consolidated operating ratio	94.6%	95.0%		(0.4)%

(1)          Logistics revenue is net of $16.8 million and $17.1 million of inter-segment revenue in 2008 and 2007, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

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

Truckload segment revenue increased $17.6 million, or 3.6%, to $508.2 million in 2008 from $490.5 million in 2007.  Truckload segment revenue, net of fuel surcharges, decreased 5.5% due to a 6.5% decrease in our weighted average number of tractors, partially offset by a 0.7% increase in our average truckload revenue, net of fuel surcharges, per tractor per week.  The increase in revenue per tractor per week was due to an increase in our revenue per total mile, partially offset by a decrease in average miles per tractor.  The changes in our operating statistics are consistent with the growth of our regional temperature-controlled operations in 2008.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 6.4% reduction from 2007 in average length of haul to 853 miles.  In response to a challenging freight environment with industry-wide capacity exceeding freight demand, we decreased our fleet throughout 2007.  As a result, our average fleet size was 164 tractors less in 2008 than in 2007.  The improvement in tractor productivity and in our overall cost structure resulted in increased profitability from 2007.

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2008 vs. 2007	2008 vs. 2007	2008	2007

Operating revenue:	$47,082	8.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,158)	(0.8)	25.1	27.5
Purchased transportation	9,399	9.1	18.6	18.5
Fuel and fuel taxes	26,871	18.0	29.0	26.6
Supplies and maintenance	(243)	(0.6)	6.3	6.9
Depreciation	2,696	5.7	8.2	8.4
Operating taxes and licenses	(94)	(1.4)	1.1	1.2
Insurance and claims	3,056	13.7	4.2	4.0
Communications and utilities	(129)	(3.3)	0.6	0.7
Gain on disposition of revenue equipment	722	21.3	(0.4)	(0.6)
Other	1,058	10.2	1.9	1.8
Total operating expenses	42,178	7.9	94.6	95.0
Operating income	4,904	17.6	5.4	5.0
Other expenses (income):
Interest expense	(2,681)	(70.1)	0.2	0.7
Interest income	509	73.4	—	(0.1)
	(2,172)	(69.4)	0.2	0.6
Income before income taxes	7,076	28.7	5.2	4.4
Less: Income before income taxes attributable to noncontrolling interest	318	39.7	0.2	0.1
Income before income taxes attributable to Marten Transport, Ltd.	6,758	28.3	5.0	4.3
Provision for income taxes	3,655	41.1	2.1	1.6
Net income	$3,103	20.7%	3.0%	2.7%

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows used for financing activities for the years indicated.

(In thousands)	2009	2008	2007
Net cash flows provided by operating activities	$81,686	$77,044	$62,239
Net cash flows used for investing activities	77,164	37,602	46,826
Net cash flows used for financing activities	1,507	40,665	14,783

In 2009, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $72.0 million.  In 2008, cash flows were primarily used to pay down $41.8 million of long-term debt to strengthen our liquidity.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million in 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $1.4 million at December 31, 2009. These notes, which bear interest at a fixed annual rate of 8.57%, mature in April 2010 with a final principal payment of $1.4 million.  We have not prepaid the remaining principal balance of these notes due to substantial prepayment penalties.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million, which we decreased from $75 million in December 2009.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At December 31, 2009, the credit facility had an outstanding principal balance of $71,000, outstanding standby letters of credit of $8.4 million and remaining borrowing availability of $41.5 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.83% at December 31, 2009.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at December 31, 2009.

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007, in the remainder of 2008 or in 2009.  The repurchase program does not have an expiration date.

We had $233,000 in direct financing receivables from independent contractors under our tractor purchase program as of December 31, 2009, compared with $797,000 in receivables as of December 31, 2008. These receivables, which are collateralized by the financed tractors, are used to attract and retain qualified independent contractors. We deduct payments from the independent contractors’ settlements weekly and, as a result, have experienced minimal collection issues for these receivables.  The decrease in the receivables balance is related to a program to direct the leases to a third-party leasing vendor beginning in 2007.

The following is a summary of our contractual obligations as of December 31, 2009.

	Payments Due by Period
		2011	2013
		And	And
(In thousands)	2010	2012	2014	Thereafter	Total
Building construction obligations	$4,549	$—	$—	$—	$4,549
Long-term debt obligations	1,428	71	—	—	1,499
Operating lease obligations	424	431	57	—	912
Purchase obligations for revenue equipment	40	—	—	—	40
Total	$6,441	$502	$57	$—	$7,000

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $796,000 in 2009, $1.4 million in 2008 and $1.1 million in 2007 for fuel and tire services. In addition, we paid $1.5 million in 2009, $2.3 million in 2008 and $2.4 million in 2007 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $1.1 million in 2009, $564,000 in 2008 and $547,000 in 2007 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from Randolph L. Marten, our Chairman of the Board and Chief Executive Officer, in a like-kind exchange for a partially constructed building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2009.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of surcharges and higher rates, such increases usually are not fully recovered.  These surcharge provisions are not effective in mitigating the fuel price increases related to non-revenue miles or fuel used while the tractor is idling.

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

Revenue Recognition. We recognize revenue, including fuel surcharges, at the time shipment of freight is completed.  We account for revenue of our Logistics segment and revenue on freight transported by independent contractors within our Truckload segment on a gross basis because we are the primary obligor in the arrangements, we have the ability to establish prices, we have the risk of loss in the event of cargo claims and we bear credit risk with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $245,000 as of December 31, 2009 and $380,000 as of December 31, 2008.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $341.5 million as of December 31, 2009 and $314.3 million as of December 31, 2008. Our depreciation expense was $53.1 million for 2009, $49.7 million for 2008 and $47.0 million for 2007.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2009 by approximately $8.9 million, or 2.6%.

In 2009, we replaced most of our company-owned tractors within approximately four years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 40% of cost at the four-year replacement date as using a four-year useful life and 40% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a four-year useful life and 40% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are responsible for the first $750,000 on each workers’ compensation claim.  We have $8.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $19.2 million as of December 31, 2009, and $21.4 million as of December 31, 2008. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2009 would have needed to increase by approximately $3.5 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all share-based payment arrangements granted after December 31, 2005 net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period for service-based awards (normally the vesting period).  Compensation expense will be recorded for performance-based awards in the periods in which the performance condition is probable of achievement.  Determining the appropriate fair value model and calculating the fair value of share-based payment arrangements require the input of highly subjective assumptions, including the expected life of the share-based payment arrangements and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our 2009 fuel consumption, a 5% increase in the average cost of diesel fuel would have increased our fuel expense in 2009 by $4.9 million.

We have historically been able to pass through a significant portion of long-term increases in diesel fuel prices and related taxes to customers in the form of fuel surcharges.  Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer.  These fuel surcharges, which adjust weekly with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase.  These fuel surcharge provisions are not effective in mitigating the fuel price increases related to non-revenue miles or fuel used while the tractor is idling.  In addition, we have worked diligently in 2009 to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 34 of this Report.

March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51,” (FASB ASC 810-10-65-1, “Consolidation”) in 2009.

/s/ KPMG LLP

Minneapolis, Minnesota

March 15, 2010

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,410	$2,395
Marketable securities	118	2,604
Receivables:
Trade, less allowances of $245 and $380, respectively	45,434	50,143
Other	4,382	7,385
Prepaid expenses and other	12,328	13,705
Deferred income taxes	5,172	6,140
Total current assets	72,844	82,372
Property and equipment:
Revenue equipment	455,641	423,188
Buildings and land	18,763	14,067
Office equipment and other	16,723	13,917
Less accumulated depreciation	(149,670)	(136,871)
Net property and equipment	341,457	314,301
Other assets	537	770
	$414,838	$397,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,671	$1,807
Accounts payable	16,308	15,785
Insurance and claims accruals	19,222	21,386
Accrued liabilities	15,588	17,109
Current maturities of long-term debt	1,428	1,428
Total current liabilities	54,217	57,515
Long-term debt, less current maturities	71	1,429
Deferred income taxes	85,643	81,048
Total liabilities	139,931	139,992
Commitments and contingencies (Note 10)
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,885,073 shares at December 31, 2009, and 21,830,071 shares at December 31, 2008, issued and outstanding	219	218
Additional paid-in capital	76,477	75,305
Retained earnings	196,480	180,213
Total Marten Transport, Ltd. stockholders’ equity	273,176	255,736
Noncontrolling interest	1,731	1,715
Total stockholders’ equity	274,907	257,451
	$414,838	$397,443

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2009	2008	2007
Operating revenue	$505,874	$607,099	$560,017
Operating expenses (income):
Salaries, wages and benefits	138,752	152,616	153,774
Purchased transportation	106,577	113,175	103,776
Fuel and fuel taxes	99,898	175,892	149,021
Supplies and maintenance	38,223	38,378	38,621
Depreciation	53,069	49,705	47,009
Operating taxes and licenses	6,672	6,729	6,823
Insurance and claims	19,896	25,409	22,353
Communications and utilities	4,170	3,740	3,869
Gain on disposition of revenue equipment	(1,630)	(2,664)	(3,386)
Other	10,888	11,414	10,356
	476,515	574,394	532,216
Operating income	29,359	32,705	27,801
Other expenses (income):
Interest expense	169	1,142	3,823
Interest income	(137)	(184)	(693)
	32	958	3,130
Income before income taxes	29,327	31,747	24,671
Less: Income before income taxes attributable to noncontrolling interest	584	1,120	802
Income before income taxes attributable to Marten Transport, Ltd.	28,743	30,627	23,869
Provision for income taxes	12,476	12,556	8,901
Net income	$16,267	$18,071	$14,968
Basic earnings per common share	$0.74	$0.83	$0.69
Diluted earnings per common share	$0.74	$0.82	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders				Non-	Total
	Common Stock		Additional	Retained	controlling	Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2006	21,765	$218	$73,601	$147,174	$913	$221,906
Net income	—	—	—	14,968	—	14,968
Issuance of common stock from share-based payment arrangement exercises	47	—	303	—	—	303
Tax benefits from share-based payment arrangement exercises	—	—	206	—	—	206
Share-based payment arrangement compensation expense	—	—	460	—	—	460
Income before income taxes attributable to noncontrolling interest	—	—	—	—	802	802
Noncontrolling interest distributions	—	—	—	—	(432)	(432)
Balance at December 31, 2007	21,812	218	74,570	162,142	1,283	238,213
Net income	—	—	—	18,071	—	18,071
Repurchase and retirement of common stock	(67)	—	(810)	—	—	(810)
Issuance of common stock from share-based payment arrangement exercises	85	—	356	—	—	356
Tax benefits from share-based payment arrangement exercises	—	—	523	—	—	523
Share-based payment arrangement compensation expense	—	—	666	—	—	666
Income before income taxes attributable to noncontrolling interest	—	—	—	—	1,120	1,120
Noncontrolling interest distributions	—	—	—	—	(688)	(688)
Balance at December 31, 2008	21,830	218	75,305	180,213	1,715	257,451
Net income	—	—	—	16,267	—	16,267
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	255	—	—	255
Share-based payment arrangement compensation expense	—	—	586	—	—	586
Income before income taxes attributable to noncontrolling interest	—	—	—	—	584	584
Noncontrolling interest distributions	—	—	—	—	(568)	(568)
Balance at December 31, 2009	21,885	$219	$76,477	$196,480	$1,731	$274,907

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$16,267	$18,071	$14,968
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	53,069	49,705	47,009
Gain on disposition of revenue equipment	(1,630)	(2,664)	(3,386)
Deferred income taxes	5,563	4,842	(1,237)
Tax benefits from share-based payment arrangement exercises	255	523	206
Excess tax benefits from share-based payment arrangement exercises	(223)	(456)	(166)
Share-based payment arrangement compensation expense	586	666	460
Income before income taxes attributable to noncontrolling interest	584	1,120	802
Changes in other current operating items:
Receivables	7,712	186	(3,251)
Prepaid expenses and other	1,377	118	404
Accounts payable	3,519	(2,066)	1,999
Insurance and claims accruals	(2,164)	3,955	1,358
Accrued liabilities	(3,229)	3,044	3,073
Net cash provided by operating activities	81,686	77,044	62,239
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of marketable securities	(113,170)	(28,146)	(50)
Sales of marketable securities	115,656	25,892	—
Revenue equipment additions	(104,842)	(64,509)	(74,732)
Proceeds from revenue equipment dispositions	32,876	31,938	27,939
Buildings and land, office equipment and other additions	(7,948)	(4,055)	(2,976)
Proceeds from buildings and land, office equipment and other dispositions	31	—	617
Net change in other assets	233	1,278	2,376
Net cash used for investing activities	(77,164)	(37,602)	(46,826)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	1,115	154,267	139,105
Repayment of borrowings under credit facility and long-term debt	(2,473)	(196,053)	(153,121)
Issuance of common stock from share-based payment arrangement exercises	332	356	303
Excess tax benefits from share-based payment arrangement exercises	223	456	166
Change in net checks issued in excess of cash balances	(136)	1,807	(804)
Noncontrolling interest distributions	(568)	(688)	(432)
Repurchase and retirement of common stock	—	(810)	—
Net cash used for financing activities	(1,507)	(40,665)	(14,783)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,015	(1,223)	630
CASH AND CASH EQUIVALENTS:
Beginning of year	2,395	3,618	2,988
End of year	$5,410	$2,395	$3,618
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$200	$1,240	$3,966
Income taxes	$4,905	$6,368	$6,629
Non-cash investing activities:
Change in revenue equipment not yet paid for	$(1,288)	$(468)	$(10,233)

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  MWL has elected to be classified as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by MWL.

Cash and cash equivalents:  Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

In 2009, we replaced most of our company-owned tractors within approximately four years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Net investment in direct financing leases: We have direct financing tractor lease receivables from independent contractors, which expire over the next two years.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $8.4 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 20% and 12% of our revenue in 2009 from two single customers whose trade receivables represented 11% and 16%, respectively, of our trade receivables as of December 31, 2009.  We earned 19% and 10% of our revenue in 2008 from two single customers whose trade receivables represented 16% and 10%, respectively, of our trade receivables as of December 31, 2008.  We earned 18% of our revenue in 2007 from a single customer.

We account for revenue of our Logistics segment and revenue on freight transported by independent contractors within our Truckload segment on a gross basis because we are the primary obligor in the arrangements, we have the ability to establish prices, we have the risk of loss in the event of cargo claims and we bear credit risk with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

Share-based payment arrangement compensation:  Under our stock incentive plans, all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Segment reporting:  We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting.  Beginning with fiscal 2007, we have two reporting segments — Truckload and Logistics.  See Note 11 for more information.

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

Recent Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (FASB ASC 810, Consolidation).  This statement eliminates Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary (the reporting entity that must consolidate the variable interest entity), and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This statement also clarifies, but does not significantly change, the characteristics that identify a variable interest entity.  This statement is effective for the first quarter of 2010.  The adoption of this statement is not expected to have a significant impact on our financial condition, results of operations or cash flows.

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2009	2008
License fees	$4,009	$4,243
Tires in service	2,912	3,684
Parts and tires inventory	2,222	2,235
Insurance premiums	905	1,531
Other	2,280	2,012
	$12,328	$13,705

Net investment in direct financing leases:  As of December 31, the components of the net investment in direct financing lease receivables from independent contractors consisted of the following:

(In thousands)	2009	2008
Total minimum lease payments to be received	$255	$912
Less: unearned income	(22)	(115)
Net investment in direct financing leases	$233	$797

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The current portion of our net investment in direct financing leases is included in other receivables in the accompanying consolidated balance sheets.  The long-term portion of our net investment in direct financing leases is included in other assets in the accompanying consolidated balance sheets.  The interest method is used to amortize unearned income, which amortizes unearned income to income over the lease term so as to produce a constant periodic rate of return on the net investment in each lease.  The amortization of unearned income is included in interest income in the accompanying consolidated statements of operations.

As of December 31, 2009, minimum lease payments to be received for each of the two succeeding fiscal years are as follows: $225,000 in 2010 and $30,000 in 2011.

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2009	2008
Accrued payables	$6,075	$5,319
Vacation	3,146	3,416
Current income taxes	3,116	2,535
Salaries and wages	1,795	4,741
Other	1,456	1,098
	$15,588	$17,109

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2009	2008
Series B Senior Unsecured Notes maturing in April 2010 with a final principal payment of $1.43 million bearing interest at 8.57%	$1,428	$2,857
Unsecured committed credit facility in the amount of $50 million with banks maturing in September 2011 and bearing variable interest based upon either the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins (0.83% weighted average interest rate for the facility at December 31, 2009)	71	—
Total long-term debt	1,499	2,857
Less current maturities of long-term debt	1,428	1,428
Long-term debt, less current maturities	$71	$1,429

We maintain a credit agreement that provides for a five-year unsecured committed credit facility (“credit facility”) maturing in September 2011 in an aggregate principal amount of up to $50 million, which we decreased from $75 million in December 2009.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At December 31, 2009, the credit facility had an outstanding principal balance of $71,000, outstanding standby letters of credit of $8.4 million and remaining borrowing availability of $41.5 million.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage.  We were in compliance with all of these covenants at December 31, 2009.

Maturities of long-term debt at December 31, 2009, are as follows:

(In thousands)	Amount
2010	$1,428
2011	71
$1,499

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2009;

(a)           We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $796,000 in 2009, $1.4 million in 2008 and $1.1 million in 2007 for fuel and tire services.  In addition, we paid $1.5 million in 2009, $2.3 million in 2008 and $2.4 million in 2007 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We had accounts payable to that company of $24,000 as of December 31, 2009 and $14,000 as of December 31, 2008.

(b)           We paid $1.1 million in 2009, $564,000 in 2008 and $547,000 in 2007 for various construction projects to a company in which one of our directors is the president and owner.  We had no accounts payable to that company as of December 31, 2009 and 2008.

(c)           In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from our Chairman of the Board and Chief Executive Officer in a like-kind exchange for a partially constructed building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2009	2008	2007
Current:
Federal	$6,084	$6,497	$8,922
State	829	1,217	1,216
	6,913	7,714	10,138

Deferred:
Federal	4,472	4,549	(944)
State	1,091	293	(293)
	5,563	4,842	(1,237)
Total provision	$12,476	$12,556	$8,901

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2009	2008	2007
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	5	3	—
Increase in taxes arising from state income taxes, net of federal income tax benefit	4	3	2
Other	(1)	—	—
Effective tax rate	43%	41%	37%

Our effective income tax rate increased to 43.4% in 2009 from 41.0% in 2008 and from 37.3% in 2007, primarily because of the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented during 2009.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2009	2008
Deferred tax assets:
Reserves and accrued liabilities	$7,452	$8,711
Other	1,168	958
	8,620	9,669
Deferred tax liabilities:
Depreciation	86,823	82,022
Prepaid expenses	2,268	2,555
	89,091	84,577
Net deferred tax liability	$80,471	$74,908

We have not provided a valuation allowance against deferred tax assets at December 31, 2009 or 2008.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $158,000 as of December 31, 2009 and $131,000 as of December 31, 2008.  The $27,000 increase in the amount reserved in 2009 relates to current period tax positions.  The amount reserved as of December 31, 2008 was added in 2008 and 2007 relating to current period tax positions.  If recognized, $103,000 of the unrecognized tax benefits as of December 31, 2009 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2009.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2006 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2009	2008	2007
Numerator:
Net income	$16,267	$18,071	$14,968
Denominator:
Basic earnings per common share - weighted-average shares	21,870	21,787	21,795
Effect of dilutive stock options	114	144	166
Diluted earnings per common share - weighted-average shares and assumed conversions	21,984	21,931	21,961
Basic earnings per common share	$0.74	$0.83	$0.69
Diluted earnings per common share	$0.74	$0.82	$0.68

Options totaling 418,100, 310,600 and 190,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2009, 2008 and 2007, respectively, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  Additionally, performance-based option awards totaling 107,000, 99,500 and 90,000 shares for 2009, 2008 and 2007 respectively, were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

7.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2007, in the remainder of 2008 or in 2009.  The repurchase program does not have an expiration date.

8.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, consultants, advisors and independent contractors, may be granted stock-based awards, including incentive and non-statutory stock options and restricted stock awards.  Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Performance-based options become exercisable upon achievement of certain performance criteria established by the Compensation Committee of our Board of Directors.  Options exercised represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2009, there were 547,600 shares reserved for issuance under options outstanding under the 2005 Plan.  The 2005 Plan replaces our 1995 Stock Incentive Plan (the “1995 Plan”), which expired by its terms in March 2005.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Service-based options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2009, there were 217,761 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  We adopted the modified prospective transition method, and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with share-based awards recognized in 2009, 2008 and 2007 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the estimated grant-date fair value, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the estimated grant-date fair value.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2009	2008	2007
Service-based options:
Expected option life in years(1)	6.1	6.2	7.0
Expected stock price volatility percentage(2)	40%	40%	36%
Risk-free interest rate percentage(3)	2.5%	3.3%	4.6%
Expected dividend yield(4)	—	—	—
Fair value as of the date of grant	$7.77	$7.76	$8.05

Performance-based options:
Expected option life in years(1)	6.0	6.6	7.0
Expected stock price volatility percentage(2)	41%	39%	36%
Risk-free interest rate percentage(3)	2.4%	3.3%	4.6%
Expected dividend yield(4)	—	—	—
Fair value as of the date of grant	$8.55	$7.90	$7.72

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

Compensation costs associated with service-based option awards are recognized over the requisite service period, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for retirement.  We immediately recognize the entire amount of share-based compensation cost for employees that are eligible for retirement at the date of grant.  For awards granted to employees approaching retirement eligibility, we recognize compensation cost on a straight-line basis over the period from the grant date through the retirement eligibility date.  Share-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the stated vesting period of the award.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award.  We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 1.25% of unvested outstanding options will be forfeited each year.  This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense recorded in 2009 was $586,000 ($353,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), in 2008 was $666,000 ($432,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), and in 2007 was $460,000 ($321,000 net of income tax benefit, $0.015 of earnings per basic and diluted share).  All share-based compensation expense was recorded in salaries, wages and benefits expense.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2009, 2008 and 2007, there was $223,000, $456,000 and $166,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2009, there was a total of $1.8 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.5 years, and $975,000 of unrecognized compensation expense related to unvested performance-based option awards, which will be recorded in the periods in which our achievement of certain operating ratios is probable through 2010.  As of December 31, 2009, the performance condition was not considered probable of achievement.

Option activity in 2009 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	695,363	$14.67
Granted	125,000	18.30
Exercised	(55,002)	6.04
Outstanding at December 31, 2009	765,361	$15.89
Exercisable at December 31, 2009	392,281	$12.58

The fair value of options granted in 2009 was $913,000 for service-based options and $64,000 for performance-based options.  The fair value of options granted in 2008 was $1.2 million for service-based options and $170,000 for performance-based options.  The fair value of options granted in 2007 was $338,000 for service-based options and $93,000 for performance-based options.  The total intrinsic value of options exercised in 2009, 2008 and 2007 was $719,000, $1.3 million and $564,000, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2009, 2008 and 2007 were $332,000, $356,000 and $303,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable option awards as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$3.84 - $5.78	167,135	1.9	$4.78	$2,201	167,135	1.9	$4.78	$2,201
$10.76	50,626	3.8	10.76	364	50,626	3.8	10.76	364
$15.45 - $23.59	440,600	6.4	19.36	122	174,520	6.4	20.57	35
	658,361	5.0	$15.00	$2,687	392,281	4.1	$12.58	$2,600
Performance-based options:
$15.45 - $23.59	107,000	6.6	$21.35	$48	—	—	$—	$—

(1)          Represents the weighted-average remaining contractual life in years.

(2)          Represents the weighted-average exercise price.

(3)          Represents the aggregate intrinsic value based on our closing stock price on December 31, 2009 for in-the-money options (in thousands).

Nonvested option awards as of December 31, 2009 and changes during 2009 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2008	213,800	$8.29	7.0
Granted	117,500	7.77	6.8
Vested	(65,220)	8.60	6.1
Nonvested at December 31, 2009	266,080	$7.98	6.3

Performance-based options:
Nonvested at December 31, 2008	99,500	$9.16	7.6
Granted	7,500	8.55	6.4
Nonvested at December 31, 2009	107,000	$9.12	6.6

The total fair value of options which vested during 2009, 2008 and 2007 was $561,000, $629,000 and $419,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2009 was $16,500 for participants less than age 50 and $22,000 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the board of directors.  No elective contributions were made in 2009, 2008 or 2007.  Total expense recorded for the plan was $996,000 in 2009, $1.0 million in 2008 and $1.3 million in 2007.

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

9.  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $1.5 million at December 31, 2009, and $2.9 million at December 31, 2008.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

10.  Commitments and Contingencies

We are committed to: (a) building construction expenditures of $4.5 million in 2010; (b) operating lease obligation expenditures totaling $912,000 through 2013; and (c) purchase $40,000 of new revenue equipment in 2010.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

11.  Business Segments

Our presentation includes two reporting segments — Truckload and Logistics.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

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

(Dollars in thousands)	2009	2008	2007
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$346,983	$384,264	$406,754
Truckload fuel surcharge revenue	49,812	123,922	83,786
Total Truckload revenue	396,795	508,186	490,540

Logistics revenue, net of intermodal fuel surcharge revenue(1)	103,166	90,194	66,163
Intermodal fuel surcharge revenue	5,913	8,719	3,314
Total Logistics revenue	109,079	98,913	69,477

Total operating revenue	$505,874	$607,099	$560,017

Operating income:
Truckload	$22,827	$26,055	$22,689
Logistics	6,532	6,650	5,112
Total operating income	$29,359	$32,705	$27,801

Operating ratio(2)
Truckload	94.2%	94.9%	95.4%
Logistics	94.0%	93.3%	92.6%
Consolidated operating ratio	94.2%	94.6%	95.0%

(1)         Logistics revenue is net of $10.2 million, $16.8 million and $17.1 million of inter-segment revenue in 2009, 2008 and 2007, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)         Represents operating expenses as a percentage of operating revenue.

During 2009, more than 99% of our revenue was generated within the United States.  We earned 20% and 12% of our revenue in 2009 from two single customers whose trade receivables represented 11% and 16%, respectively, of our trade receivables as of December 31, 2009.  We earned 19% and 10% of our revenue in 2008 from two single customers whose trade receivables represented 16% and 10%, respectively, of our trade receivables as of December 31, 2008.  We earned 18% of our revenue in 2007 from a single customer.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

12.          Reclassifications

We adopted the provisions of FASB ASC 810-10-65-1, Consolidation, which were effective January 1, 2009 regarding the presentation and disclosure of noncontrolling interests in consolidated financial statements resulting in the following reclassifications.  The noncontrolling interest balance of $1.7 million as of December 31, 2008 in our consolidated balance sheets, the income before income taxes attributable to noncontrolling interest balances of $1.1 million for 2008 and $802,000 for 2007 in our consolidated statements of operations, and the income before income taxes attributable to noncontrolling interest balances of $1.1 million for 2008 and $802,000 for 2007 and the noncontrolling interest distributions balances of $688,000 for 2008 and $432,000 for 2007 in our consolidated statements of stockholders’ equity and our consolidated statements of cash flows have been reclassified to be consistent with the current presentation.

The changes in insurance and claims accruals balances of $4.0 million for 2008 and $1.4 million for 2007 and the changes in accrued liabilities balances of $3.0 million for 2008 and $3.1 million for 2007 in our consolidated statements of cash flows have also been reclassified to be consistent with the current presentation.

These reclassifications do not have a material effect on our consolidated financial statements.

13.  Evaluation of Subsequent Events

As a result of our evaluation through the issuance date of this Annual Report on Form 10-K, we have determined that no events or transactions have occurred subsequent to December 31, 2009 which require recognition or disclosure in the financial statements.

14.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2009 and 2008:

2009 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$121,955	$125,804	$129,395	$128,720
Operating income	7,251	7,503	6,536	8,069
Net income	4,053	4,477	3,472	4,265
Basic earnings per common share	0.19	0.20	0.16	0.19
Diluted earnings per common share	0.18	0.20	0.16	0.19

2008 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$143,374	$159,994	$163,377	$140,354
Operating income	5,482	6,428	10,528	10,267
Net income	2,653	3,469	6,127	5,822
Basic earnings per common share	0.12	0.16	0.28	0.27
Diluted earnings per common share	0.12	0.16	0.28	0.27

The diluted earnings per common share for 2009 exceeds the sum of the diluted earnings per common share for the 2009 quarters and the diluted earnings per common share for the 2008 quarters exceeds the diluted earnings per common share for 2008 due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2009, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.            Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” sections of our 2010 Proxy Statement is incorporated in this Report by reference.

B.            Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.            Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2010 Proxy Statement is incorporated in this Report by reference.

D.            Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.            Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2010 Proxy Statement is incorporated in this Report by reference.

F.             Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2010 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors—Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2010 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits—Equity Compensation Plan Information” sections of our 2010 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors—Board and Board Committees” sections of our 2010 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2010 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 61 through 63.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 9, 2010.  Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 1995 Stock Incentive Plan.

	(2)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

	(4)	Named Executive Officers’ Compensation Summary.

	(5)	2010 Non-employee Director Compensation Summary.

	(6)	Form of Amended and Restated Change in Control Severance Agreement.

	(7)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement

	(8)	Form of Non-employee Director Non-statutory Stock Option Agreement.

	(9)	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan.

	(10)	2009 Non-Driver Employee Bonus Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2010	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses		Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2009	$21,386	$28,695		$(30,859	)(1)	$19,222
Year ended December 31, 2008	17,431	37,271		(33,316	)(1)	21,386
Year ended December 31, 2007	16,073	30,865		(29,507	)(1)	17,431

Allowance for doubtful accounts:
Year ended December 31, 2009	380	30		(165	)(3)	245
Year ended December 31, 2008	315	78		(13	)(3)	380
Year ended December 31, 2007	861	(534	)(2)	(12	)(3)	315

(1)           Claims payments

(2)           Revision of estimate

(3)           Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2009

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Note Purchase and Private Shelf Agreement dated October 30, 1998, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-15010).

10.3	Note Purchase Agreement, dated April 6, 2000, between the Company and The Prudential Insurance Company of America	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-15010).

10.4	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.5	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.6	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

10.7	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.8

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.9	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 16, 2007.

10.10	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.11

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.12	Named Executive Officers’ Compensation Summary	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-15010).

10.13	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.14	2009 Non-Driver Employee Bonus Plan	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.15	2010 Non-employee Director Compensation Summary	Filed with this Report.

Item No.	Item	Filing Method

10.16	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

23.1	Consent of KPMG LLP	Filed with this Report.

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