Form 10-Q
period 2010-03-31
MARTEN TRANSPORT LTD
filed 2010-05-10
CIK 799167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,920,575 as of May 5, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,347	$5,410
Marketable securities	118	118
Receivables:
Trade, net	48,756	45,434
Other	3,083	4,382
Prepaid expenses and other	10,796	12,328
Deferred income taxes	5,693	5,172
Total current assets	72,793	72,844
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	504,554	491,127
Accumulated depreciation	(144,465)	(149,670)
Net property and equipment	360,089	341,457
Other assets	526	537
TOTAL ASSETS	$433,408	$414,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$923	$1,671
Accounts payable and accrued liabilities	40,102	31,896
Insurance and claims accruals	18,908	19,222
Current maturities of long-term debt	1,428	1,428
Total current liabilities	61,361	54,217
Long-term debt, less current maturities	7,736	71
Deferred income taxes	84,861	85,643
Total liabilities	153,958	139,931
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,920,575 shares at March 31, 2010, and 21,885,073 shares at December 31, 2009, issued and outstanding	219	219
Additional paid-in capital	76,987	76,477
Retained earnings	200,372	196,480
Total Marten Transport, Ltd. stockholders’ equity	277,578	273,176
Noncontrolling interest	1,872	1,731
Total stockholders’ equity	279,450	274,907
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,408	$414,838

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2010	2009

OPERATING REVENUE	$125,812	$121,955

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	32,402	36,102
Purchased transportation	27,759	22,752
Fuel and fuel taxes	27,593	21,866
Supplies and maintenance	9,010	9,818
Depreciation	13,037	13,433
Operating taxes and licenses	1,505	1,676
Insurance and claims	3,852	5,521
Communications and utilities	813	1,065
Gain on disposition of revenue equipment	(199)	(471)
Other	3,006	2,942

Total operating expenses	118,778	114,704

OPERATING INCOME	7,034	7,251

NET INTEREST (INCOME) EXPENSE	(106)	31

INCOME BEFORE INCOME TAXES	7,140	7,220
Less: Income before income taxes attributable to noncontrolling interest	56	116

INCOME BEFORE INCOME TAXES
ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	7,084	7,104

PROVISION FOR INCOME TAXES	3,192	3,051

NET INCOME	$3,892	$4,053

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Marten Transport, Ltd. Stockholders					Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2008	21,830	$218	$75,305	$180,213	$1,715	$257,451
Net income	—	—	—	4,053	—	4,053
Issuance of common stock from share-based payment arrangement exercises	22	1	87	—	—	88
Tax benefits from share-based payment arrangement exercises	—	—	109	—	—	109
Share-based payment arrangement compensation expense	—	—	118	—	—	118
Income before income taxes attributable to noncontrolling interest	—	—	—	—	116	116
Noncontrolling interest distributions and other, net	—	—	—	—	66	66
Balance at March 31, 2009	21,852	219	75,619	184,266	1,897	262,001
Net income	—	—	—	12,214	—	12,214
Issuance of common stock from share-based payment arrangement exercises	33	—	244	—	—	244
Tax benefits from share-based payment arrangement exercises	—	—	146	—	—	146
Share-based payment arrangement compensation expense	—	—	468	—	—	468
Income before income taxes attributable to noncontrolling interest	—	—	—	—	468	468
Noncontrolling interest distributions	—	—	—	—	(634)	(634)
Balance at December 31, 2009	21,885	219	76,477	196,480	1,731	274,907
Net income	—	—	—	3,892	—	3,892
Issuance of common stock from share-based payment arrangement exercises	36	—	160	—	—	160
Tax benefits from share-based payment arrangement exercises	—	—	191	—	—	191
Share-based payment arrangement compensation expense	—	—	159	—	—	159
Income before income taxes attributable to noncontrolling interest	—	—	—	—	56	56
Noncontrolling interest distributions and other, net	—	—	—	—	85	85
Balance at March 31, 2010	21,921	$219	$76,987	$200,372	$1,872	$279,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$3,892	$4,053
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,037	13,433
Gain on disposition of revenue equipment	(199)	(471)
Deferred income taxes	(1,303)	1,706
Tax benefits from share-based payment arrangement exercises	191	109
Excess tax benefits from share-based payment arrangement exercises	(164)	(93)
Share-based payment arrangement compensation expense	159	118
Income before income taxes attributable to noncontrolling interest	56	116
Changes in other current operating items:
Receivables	(2,023)	5,612
Prepaid expenses and other	1,532	2,122
Accounts payable and accrued liabilities	3,813	311
Insurance and claims accruals	(314)	334
Net cash provided by operating activities	18,677	27,350
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(34,948)	(17,614)
Proceeds from revenue equipment dispositions	10,017	4,775
Buildings and land, office equipment and other additions	(2,231)	(1,613)
Proceeds from buildings and land, office equipment and other dispositions	85	110
Net change in other assets	11	106
Purchases of marketable securities	—	(34,977)
Sales of marketable securities	—	22,732
Net cash used for investing activities	(27,066)	(26,481)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	27,946	—
Repayment of borrowings under credit facility and long-term debt	(20,281)	—
Issuance of common stock from share-based payment arrangement exercises	160	88
Excess tax benefits from share-based payment arrangement exercises	164	93
Change in net checks issued in excess of cash balances	(748)	(1,335)
Noncontrolling interest distributions and other, net	85	66
Net cash provided by (used for) financing activities	7,326	(1,088)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,063)	(219)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,410	2,395
End of period	$4,347	$2,176
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$45	$64
Income taxes	$2,047	$1,454
Non-cash investing activities:
Change in revenue equipment not yet paid for	$4,393	$244

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2009 Annual Report on Form 10-K.

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

(2)          Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2010	2009
Numerator:
Net income	$3,892	$4,053
Denominator:
Basic earnings per common share - weighted-average shares	21,897	21,839
Effect of dilutive stock options	100	121
Diluted earnings per common share - weighted-average shares and assumed conversions	21,997	21,960

Basic earnings per common share	$0.18	$0.19
Diluted earnings per common share	$0.18	$0.18

Options totaling 387,600 and 323,100 shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month periods ended March 31, 2010 and March 31, 2009, respectively, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  Additionally, performance-based option awards totaling 107,000 and 99,500 shares for the 2010 and 2009 periods, respectively, were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

(3)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $190,000 in the first quarter of 2010 and $196,000 in the first quarter of 2009 for fuel and tire services. In addition, we paid $463,000 in the first quarter of 2010 and $388,000 in the first quarter of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $377,000 in the first quarter of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

(4)  Income Taxes

Our effective income tax rate increased to 45.1% for the first three months of 2010 from 42.9% for the first three months of 2009, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented in the third quarter of 2009 and further increased in the first quarter of 2010.

Our reserves for unrecognized tax benefits were $167,000 as of March 31, 2010 and $158,000 as of December 31, 2009.  The $9,000 increase in the amount reserved in the first quarter of 2010 relates to current period tax positions.  The amount reserved as of December 31, 2009 was added in 2007 through 2009 relating to current period tax positions.  If recognized, $109,000 of the unrecognized tax benefits as of March 31, 2010 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of March 31, 2010.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2006 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(5)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation — Stock Compensation.  During the three months ended March 31, 2010, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the first three months of 2010 was $159,000 and in the first three months of 2009 was $118,000.  See Note 8 to our consolidated financial statements in our 2009 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(6)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of our total long-term debt is estimated to be $9.2 million at March 31, 2010, and $1.5 million at December 31, 2009.  The fair value was estimated by discounting future cash flows using a current borrowing rate for similar long-term debt instruments.

(7) Commitments and Contingencies

We are committed to: (a) purchase $36.1 million of new revenue equipment through 2011; (b) building construction expenditures of $3.8 million in 2010; and (c) operating lease obligation expenditures totaling $784,000 through 2013.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

(8)  Business Segments

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,920	$88,535
Truckload fuel surcharge revenue	15,306	9,837
Total Truckload revenue	96,226	98,372

Logistics revenue, net of intermodal fuel surcharge revenue(1)	27,570	22,650
Intermodal fuel surcharge revenue	2,016	933
Total Logistics revenue	29,586	23,583

Total operating revenue	$125,812	$121,955

Operating income:
Truckload	$5,225	$5,833
Logistics	1,809	1,418
Total operating income	$7,034	$7,251

Operating ratio(2):
Truckload	94.6%	94.1%
Logistics	93.9	94.0
Consolidated operating ratio	94.4%	94.1%

(1)          Logistics revenue is net of $2.2 million and $3.3 million of inter-segment revenue in the first quarter of 2010 and the first quarter of 2009, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

(9)  Use of Estimates

We must make estimates and assumptions to prepare the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the consolidated condensed financial statements.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

(10)  Reclassifications

The noncontrolling interest distributions and other, net balance of $66,000 for the first quarter of 2009 in our consolidated condensed statements of cash flows and the net interest expense balance of $31,000 for the first quarter of 2009 in our consolidated condensed statements of operations have been reclassified to be consistent with the current presentation.  These reclassifications do not have a material effect on our consolidated condensed financial statements.

(11)  Evaluation of Subsequent Events

As a result of our evaluation through the issuance date of this Quarterly Report on Form 10-Q, we have determined that no events or transactions have occurred subsequent to March 31, 2010 which require recognition or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2009.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $3.9 million, or 3.2%, in the first quarter of 2010.  This increase was primarily due to fuel surcharge revenue increasing by $6.6 million, or 60.8%, caused by significantly higher fuel prices in the first quarter of 2010.  Our operating revenue, net of fuel surcharges, decreased $2.7 million, or 2.4%, compared with the first quarter of 2009.  Truckload segment revenue, net of fuel surcharges, decreased 8.6% primarily due to decreases in our average fleet size of 150 tractors, or 6.3%, and in our average truckload revenue, net of fuel surcharges, per tractor per week of 2.5% in the first quarter of 2010.  The reduction in revenue per tractor per week was primarily caused by a decrease in our average miles per tractor in the first quarter of 2010 due to the difficult freight environment. The changes in our operating statistics are consistent with the continued development and growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 16.4% reduction from the first quarter of 2009 in average length of haul to 689 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 21.7% compared with the first quarter of 2009.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue represented 23.5% of our operating revenue in the first quarter of 2010 compared to 19.3% in the first quarter of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel increasing to $2.85 per gallon in the first quarter of 2010 from $2.19 per gallon in the first quarter of 2009.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.4% in the first quarter of 2010 compared with 94.1% in the first quarter of 2009.  Our net income decreased to $3.9 million in the first quarter of 2010 from $4.1 million in the first quarter of 2009.  The decreased profitability in 2010 was primarily due to the decrease in revenue per tractor per week in our Truckload segment, partially offset by the improvement in our overall cost structure.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2010, we had approximately $3.5 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $9.2 million of long-term debt, including current maturities, and $279.5 million in stockholders’ equity.  In the first quarter of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $24.9 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $50 million for the remainder of 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2010	2009

Truckload Segment:
Total Truckload revenue (in thousands)	$96,226	$98,372
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,816	$2,887
Average tractors (1)	2,235	2,385
Average miles per trip	689	824
Total miles — company-employed drivers (in thousands)	48,944	52,112
Total miles — independent contractors (in thousands)	4,500	5,943

Logistics Segment:
Total Logistics revenue (in thousands)	$29,586	$23,583
Brokerage:
Marten Transport
Revenue (in thousands)	$10,393	$7,249
Loads	5,602	3,854
MWL
Revenue (in thousands)	$8,168	$7,205
Loads	4,279	3,752
Intermodal:
Revenue (in thousands)	$11,025	$9,129
Loads	4,677	3,653
Average tractors	62	55

(1)               Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 147 and 212 tractors as of March 31, 2010 and 2009, respectively.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,920	$88,535	$(7,615)	(8.6)%
Truckload fuel surcharge revenue	15,306	9,837	5,469	55.6
Total Truckload revenue	96,226	98,372	(2,146)	(2.2)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	27,570	22,650	4,920	21.7
Intermodal fuel surcharge revenue	2,016	933	1,083	116.1
Total Logistics revenue	29,586	23,583	6,003	25.5

Total operating revenue	$125,812	$121,955	$3,857	3.2%

Operating income:
Truckload	$5,225	$5,833	$(608)	(10.4)%
Logistics	1,809	1,418	391	27.6
Total operating income	$7,034	$7,251	$(217)	(3.0)%

Operating ratio(2):
Truckload	94.6%	94.1%		0.5%
Logistics	93.9	94.0		(0.1)
Consolidated operating ratio	94.4%	94.1%		(0.3)%

(1)          Logistics revenue is net of $2.2 million and $3.3 million of inter-segment revenue in the 2010 and 2009 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $3.9 million, or 3.2%, to $125.8 million in the 2010 period from $122.0 million in the 2009 period.  This increase was primarily due to fuel surcharge revenue increasing to $17.3 million in the 2010 period from $10.8 million in the 2009 period, caused by significantly higher fuel prices in the 2010 period.  Our operating revenue, net of fuel surcharges, decreased $2.7 million, or 2.4%, to $108.5 million in the 2010 period from $111.2 million in the 2009 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $2.1 million, or 2.2%, to $96.2 million in the 2010 period from $98.4 million in the 2009 period.  Truckload segment revenue, net of fuel surcharges, decreased 8.6% primarily due to decreases in our average fleet size of 150 tractors, or 6.3%, and in our average truckload revenue, net of fuel surcharges, per tractor per week of 2.5% in the 2010 period from the 2009 period.  The reduction in revenue per tractor per week was primarily caused by a decrease in our average miles per tractor in the 2010 period due to the difficult freight environment.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 16.4% reduction from the 2009 period in average length of haul to 689 miles.  The decrease in revenue per tractor per week, partially offset by the improvement in our overall cost structure, primarily caused the decrease in profitability from the 2009 period.

Logistics segment revenue increased $6.0 million, or 25.5%, to $29.6 million in the 2010 period from $23.6 million in the 2009 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 21.7%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The operating ratio for our Logistics segment in the 2010 period was similar to in the 2009 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$3,857	3.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(3,700)	(10.2)	25.8	29.6
Purchased transportation	5,007	22.0	22.1	18.7
Fuel and fuel taxes	5,727	26.2	21.9	17.9
Supplies and maintenance	(808)	(8.2)	7.2	8.1
Depreciation	(396)	(2.9)	10.4	11.0
Operating taxes and licenses	(171)	(10.2)	1.2	1.4
Insurance and claims	(1,669)	(30.2)	3.1	4.5
Communications and utilities	(252)	(23.7)	0.6	0.9
Gain on disposition of revenue equipment	272	57.7	(0.2)	(0.4)
Other	64	2.2	2.4	2.4
Total operating expenses	4,074	3.6	94.4	94.1
Operating income	(217)	(3.0)	5.6	5.9
Net interest (income) expense	(137)	(441.9)	(0.1)	—
Income before income taxes	(80)	(1.1)	5.7	5.9
Less: Income before income taxes attributable to noncontrolling interest	(60)	(51.7)	—	0.1
Income before income taxes attributable to Marten Transport, Ltd.	(20)	(0.3)	5.6	5.8
Provision for income taxes	141	4.6	2.5	2.5
Net income	$(161)	(4.0)%	3.1%	3.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 6.1% decrease in the total miles driven by company drivers coupled with a more broad implementation of our per diem pay structure for our drivers in the third quarter of 2009 and the first quarter of 2010, along with a $396,000 decrease in bonus compensation expensed for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $5.0 million in total, or 22.0%, in the 2010 period from the 2009 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $5.5 million to $22.3 million in the 2010 period from $16.9 million in the 2009 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $477,000 in the 2010 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $36,000, or 0.3%, to $12.5 million in the 2010 period from $12.6 million in the 2009 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.2 million in the 2010 period and $1.5 million in the 2009 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a 6.1% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were substantially offset by a significant increase in the D.O.E. national average cost of fuel to $2.85 per gallon in the 2010 period from $2.19 per gallon in the 2009 period.  Net fuel expense represented 13.9% of truckload and intermodal revenue, net of fuel surcharges, in the 2010 period, compared with 13.0% in the 2009 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The decrease in supplies and maintenance in the 2010 period primarily resulted from a decrease in outside vendor maintenance on our revenue equipment which we were able to achieve by increasing the capacity of our maintenance facilities.  Our maintenance practices were consistent with the 2009 period.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $1.7 million decrease in insurance and claims in the 2010 period was primarily due to a decrease in the cost of self-insured auto liability and workers’ compensation accident claims.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment decreased to $199,000 in the 2010 period from $471,000 in the 2009 period as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of tractors and trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.4% in the 2010 period compared with 94.1% in the 2009 period.  The operating ratio for our Truckload segment increased to 94.6% from 94.1% in the 2009 period and the operating ratio for our Logistics segment decreased to 93.9% from 94.0% in the 2009 period.

Our effective income tax rate increased to 45.1% in the 2010 period from 42.9% in the 2009 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented in the third quarter of 2009 and further increased in the first quarter of 2010.

As a result of the factors described above, net income decreased to $3.9 million in the 2010 period from $4.1 million in the 2009 period.  Net earnings were $0.18 per diluted share in both periods.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows provided by (used for) financing activities for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2010	2009
Net cash flows provided by operating activities	$18,677	$27,350
Net cash flows used for investing activities	(27,066)	(26,481)
Net cash flows provided by (used for) financing activities	7,326	(1,088)

In the first quarter of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $24.9 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $50 million for the remainder of 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have outstanding senior unsecured notes with an aggregate principal balance of $1.4 million at March 31, 2010. These notes, which bear interest at a fixed annual rate of 8.57%, matured in April 2010 with a final principal payment of $1.4 million.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option up to a maximum aggregate principal amount of $100 million.  At March 31, 2010, the credit facility had an outstanding principal balance of $7.7 million, outstanding standby letters of credit of $8.4 million and remaining borrowing availability of $33.9 million.  The $7.7 million increase in the outstanding principal balance of the credit facility from December 31, 2009 primarily resulted from the excess of capital expenditures, net of proceeds from dispositions, over the amount of net cash flows provided by operating activities.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.85% at March 31, 2010.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. The debt agreements discussed above also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage. We were in compliance with all of these covenants at March 31, 2010.

The following is a summary of our contractual obligations as of March 31, 2010.

	Payments Due by Period
	Remainder	2011	2013
	Of	And	And
(In thousands)	2010	2012	2014	Thereafter	Total
Purchase obligations for revenue equipment	$34,605	$1,507	$—	$—	$36,112
Long-term debt obligations	1,428	7,736	—	—	9,164
Building construction obligations	3,781	—	—	—	3,781
Operating lease obligations	296	431	57	—	784
Total	$40,110	$9,674	$57	$—	$49,841

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $190,000 in the first quarter of 2010 and $196,000 in the first quarter of 2009 for fuel and tire services. In addition, we paid $463,000 in the first quarter of 2010 and $388,000 in the first quarter of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $377,000 in the first quarter of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2010.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $200,000 as of March 31, 2010 and $245,000 as of December 31, 2009.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $360.1 million as of March 31, 2010 and $341.5 million as of December 31, 2009. Our depreciation expense was $13.0 million for the first quarter of 2010 and $13.4 million for the first quarter of 2009.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2010 by approximately $8.9 million, or 2.5%.

In the first quarter of 2010, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $8.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $18.9 million as of March 31, 2010, and $19.2 million as of December 31, 2009. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2010 would have needed to increase by approximately $3.6 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first quarter of 2010, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.4 million.

We have historically been able to pass through a significant portion of long-term increases in diesel fuel prices and related taxes to customers in the form of fuel surcharges.  Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer.  These fuel surcharges, which adjust weekly with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase.  These fuel surcharge provisions are not effective in mitigating the fuel price increases related to non-revenue miles or fuel used while the tractor is idling.  In addition, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.

While we do not currently have any outstanding hedging instruments to mitigate this market risk, we may enter into derivatives or other financial instruments to hedge a portion of our fuel costs in the future.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

Item 5.    Other Information.

Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 4, 2010.  The following items were voted upon at the meeting:

(a) Six incumbent directors were elected to serve one-year terms expiring at the annual meeting of stockholders to be held in 2011.  The following summarizes the votes cast for, votes withheld and broker non-votes for each nominee:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Randolph L. Marten	19,407,582	47,215	918,103
Larry B. Hagness	17,805,985	1,648,812	918,103
Thomas J. Winkel	18,032,491	1,422,306	918,103
Jerry M. Bauer	19,155,156	299,641	918,103
Robert L. Demorest	19,443,575	11,222	918,103
G. Larry Owens	19,454,772	25	918,103

(b) The stockholders also voted to confirm the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2010 by a vote of 20,536,118 shares in favor, 70,368 shares against, 6,960 shares abstaining, and no broker non-votes.

Compensatory Arrangements of Certain Officers.

On May 4, 2010, our Compensation Committee approved an approximately 6% increase to the base salary for the company’s named executive officers listed below, retroactive to April 26, 2010.  Effective April 26, 2010, the named executive officers received the following annual base salaries in the listed positions:

Name and Position as of May 4, 2010	Base Salary

Randolph L. Marten	$521,123
(Chairman and Chief Executive Officer)

Timothy M. Kohl	$371,000
(President)

Robert G. Smith	$262,756
(Chief Operating Officer)

Timothy P. Nash	$262,756
(Executive Vice President of Sales and Marketing)

James J. Hinnendael	$207,352
(Chief Financial Officer)

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits.

Item No.	Item	Method of Filing

10.12	Named Executive Officer Compensation	Filed with this Report.

10.15	2010 Non-Employee Director Compensation Summary	Filed with this Report.

10.16	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

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

MARTEN TRANSPORT, LTD.

Dated: May 10, 2010	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2010	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2010

Item No.	Item	Method of Filing

10.12	Named Executive Officer Compensation	Filed with this Report.

10.15	2010 Non-Employee Director Compensation Summary	Filed with this Report.

10.16	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

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