Form 10-Q
period 2010-06-30
MARTEN TRANSPORT LTD
filed 2010-08-09
CIK 799167

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,934,232 as of August 4, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$3,563	$5,410
Marketable securities	138	118
Receivables:
Trade, net	49,644	45,434
Other	9,701	4,382
Prepaid expenses and other	10,878	12,328
Deferred income taxes	5,361	5,172
Total current assets	79,285	72,844
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	494,412	491,127
Accumulated depreciation	(136,443)	(149,670)
Net property and equipment	357,969	341,457
Other assets	526	537
TOTAL ASSETS	$437,780	$414,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$693	$1,671
Accounts payable and accrued liabilities	36,066	31,896
Insurance and claims accruals	18,219	19,222
Current maturities of long-term debt	—	1,428
Total current liabilities	54,978	54,217
Long-term debt, less current maturities	13,521	71
Deferred income taxes	84,141	85,643
Total liabilities	152,640	139,931

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,934,232 shares at June 30, 2010, and 21,885,073 shares at December 31, 2009, issued and outstanding	219	219
Additional paid-in capital	77,444	76,477
Retained earnings	205,530	196,480
Total Marten Transport, Ltd. stockholders’ equity	283,193	273,176
Noncontrolling interest	1,947	1,731
Total stockholders’ equity	285,140	274,907
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,780	$414,838

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2010	2009	2010	2009

OPERATING REVENUE	$125,862	$125,804	$251,674	$247,759

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	31,984	35,759	64,386	71,861
Purchased transportation	26,346	25,933	54,105	48,685
Fuel and fuel taxes	28,167	24,272	55,760	46,138
Supplies and maintenance	8,597	9,558	17,607	19,376
Depreciation	12,612	13,386	25,649	26,819
Operating taxes and licenses	1,574	1,702	3,079	3,378
Insurance and claims	3,984	4,678	7,836	10,199
Communications and utilities	1,054	1,002	1,867	2,067
Gain on disposition of revenue equipment	(429)	(528)	(628)	(999)
Other	2,780	2,539	5,786	5,481

Total operating expenses	116,669	118,301	235,447	233,005

OPERATING INCOME	9,193	7,503	16,227	14,754

NET INTEREST EXPENSE (INCOME)	26	4	(80)	35

INCOME BEFORE INCOME TAXES	9,167	7,499	16,307	14,719
Less: Income before income taxes attributable to noncontrolling interest	1	145	57	261

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	9,166	7,354	16,250	14,458

PROVISION FOR INCOME TAXES	4,008	2,877	7,200	5,928

NET INCOME	$5,158	$4,477	$9,050	$8,530

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.20	$0.41	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.20	$0.41	$0.39

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Marten Transport, Ltd. Stockholders					Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2008	21,830	$218	$75,305	$180,213	$1,715	$257,451
Net income	—	—	—	8,530	—	8,530
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	254	—	—	254
Share-based payment arrangement compensation expense	—	—	346	—	—	346
Income before income taxes attributable to noncontrolling interest	—	—	—	—	261	261
Noncontrolling interest distributions	—	—	—	—	(84)	(84)
Balance at June 30, 2009	21,885	219	76,236	188,743	1,892	267,090
Net income	—	—	—	7,737	—	7,737
Tax benefits from share-based payment arrangement exercises	—	—	1	—	—	1
Share-based payment arrangement compensation expense	—	—	240	—	—	240
Income before income taxes attributable to noncontrolling interest	—	—	—	—	323	323
Noncontrolling interest distributions	—	—	—	—	(484)	(484)
Balance at December 31, 2009	21,885	219	76,477	196,480	1,731	274,907
Net income	—	—	—	9,050	—	9,050
Issuance of common stock from share-based payment arrangement exercises	49	—	234	—	—	234
Tax benefits from share-based payment arrangement exercises	—	—	273	—	—	273
Share-based payment arrangement compensation expense	—	—	460	—	—	460
Income before income taxes attributable to noncontrolling interest	—	—	—	—	57	57
Noncontrolling interest distributions and other, net	—	—	—	—	159	159
Balance at June 30, 2010	21,934	$219	$77,444	$205,530	$1,947	$285,140

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$9,050	$8,530
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	25,649	26,819
Gain on disposition of revenue equipment	(628)	(999)
Deferred income taxes	(1,691)	3,779
Tax benefits from share-based payment arrangement exercises	273	254
Excess tax benefits from share-based payment arrangement exercises	(235)	(222)
Share-based payment arrangement compensation expense	460	346
Income before income taxes attributable to noncontrolling interest	57	261
Changes in other current operating items:
Receivables	(9,529)	855
Prepaid expenses and other	1,450	2,457
Accounts payable and accrued liabilities	115	(123)
Insurance and claims accruals	(1,003)	655
Net cash provided by operating activities	23,968	42,612

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(55,470)	(38,659)
Proceeds from revenue equipment dispositions	24,052	12,829
Buildings and land, office equipment and other additions	(6,146)	(3,681)
Proceeds from buildings and land, office equipment and other dispositions	86	143
Net change in other assets	11	175
Purchases of marketable securities	(20)	(70,012)
Sales of marketable securities	—	63,906
Net cash used for investing activities	(37,487)	(35,299)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	69,650	—
Repayment of borrowings under credit facility and long-term debt	(57,628)	(1,429)
Issuance of common stock from share-based payment arrangement exercises	234	332
Excess tax benefits from share-based payment arrangement exercises	235	222
Change in net checks issued in excess of cash balances	(978)	(765)
Noncontrolling interest distributions and other, net	159	(84)
Net cash provided by (used for) financing activities	11,672	(1,724)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,847)	5,589
CASH AND CASH EQUIVALENTS:
Beginning of period	5,410	2,395
End of period	$3,563	$7,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$115	$129
Income taxes	$9,736	$3,619
Non-cash investing activities:
Change in revenue equipment not yet paid for	$4,055	$(178)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010

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

(2)   Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income	$5,158	$4,477	$9,050	$8,530
Denominator:
Basic earnings per common share - weighted-average shares	21,929	21,871	21,913	21,855
Effect of dilutive stock options	104	122	99	123
Diluted earnings per common share - weighted-average shares and assumed conversions	22,033	21,993	22,012	21,978

Basic earnings per common share	$0.24	$0.20	$0.41	$0.39
Diluted earnings per common share	$0.23	$0.20	$0.41	$0.39

Options totaling 334,000 and 350,500 shares for the three-month and six-month periods ended June 30, 2010, respectively, and 278,600 and 308,100 shares for the three-month and six-month periods ended June 30, 2009, respectively, were outstanding but were not included in the calculation of diluted earnings per share, primarily because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares.  Additionally, performance-based option awards totaling 107,000 shares for each of the 2010 and 2009 periods were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

(3)   Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $312,000 in the first six months of 2010 and $382,000 in the first six months of 2009 for fuel and tire services. In addition, we paid $952,000 in the first six months of 2010 and $703,000 in the first six months of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $832,000 in the first six months of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(4)   Income Taxes

Our effective income tax rate increased to 44.3% for the first six months of 2010 from 41.0% for the first six months of 2009, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented in the third quarter of 2009 and further increased in the first quarter of 2010.

Our reserves for unrecognized tax benefits were $180,000 as of June 30, 2010 and $158,000 as of December 31, 2009.  The $22,000 increase in the amount reserved in the first six months of 2010 relates to current period tax positions.  The amount reserved as of December 31, 2009 was added in 2007 through 2009 relating to current period tax positions.  If recognized, $117,000 of the unrecognized tax benefits as of June 30, 2010 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of June 30, 2010.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2006 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(5)   Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation — Stock Compensation.  During the six months ended June 30, 2010, there were no significant changes to the structure of our share-based payment arrangements.  Total pre-tax share-based compensation expense recorded in the first six months of 2010 was $460,000 and in the first six months of 2009 was $346,000.  See Note 8 to our consolidated financial statements in our 2009 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(6)   Fair Value of Financial Instruments

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying value of our long-term debt approximates fair value as the credit facility bears interest based upon a variable interest rate.

(7)   Commitments and Contingencies

We are committed to: (a) purchase $26.0 million of new revenue equipment through 2011; (b) building construction expenditures of $1.2 million in 2010; and (c) operating lease obligation expenditures totaling $680,000 through 2013.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,566	$87,969	$161,486	$176,504
Truckload fuel surcharge revenue	16,825	11,286	32,131	21,123
Total Truckload revenue	97,391	99,255	193,617	197,627

Logistics revenue, net of intermodal fuel surcharge revenue(1)	26,337	25,225	53,907	47,875
Intermodal fuel surcharge revenue	2,134	1,324	4,150	2,257
Total Logistics revenue	28,471	26,549	58,057	50,132

Total operating revenue	$125,862	$125,804	$251,674	$247,759

Operating income:
Truckload	$8,208	$5,697	$13,433	$11,530
Logistics	985	1,806	2,794	3,224
Total operating income	$9,193	$7,503	$16,227	$14,754

Operating ratio(2):
Truckload	91.6%	94.3%	93.1%	94.2%
Logistics	96.5	93.2	95.2	93.6
Consolidated operating ratio	92.7%	94.0%	93.6%	94.0%

(1)          Logistics revenue is net of $1.9 million and $4.1 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2010, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $2.5 million and $5.8 million for the three-month and six-month periods ended June 30, 2009.

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

(10) Reclassifications

The noncontrolling interest distributions and other, net balance of $84,000 for the first six months of 2009 in our consolidated condensed statements of cash flows and the net interest expense balance of $35,000 for the first six months of 2009 in our consolidated condensed statements of operations have been reclassified to be consistent with the current presentation.  These reclassifications do not have a material effect on our consolidated condensed financial statements.

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.  The main factors that affect our logistics revenue are the rate per mile and other charges we receive from our customers.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market and specific customer demand.

Our operating revenue increased $3.9 million, or 1.6%, in the first six months of 2010.  This increase was primarily due to fuel surcharge revenue increasing by $12.9 million, or 55.2%, caused by significantly higher fuel prices in the first six months of 2010.  Our operating revenue, net of fuel surcharges, decreased $9.0 million, or 4.0%, compared with the first six months of 2009.  Truckload segment revenue, net of fuel surcharges, decreased 8.5% primarily due to a decrease in our average fleet size of 225 tractors, or 9.4%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 1.0% in the first six months of 2010.  The changes in our operating statistics are consistent with the continued development and growth of our regional temperature-controlled operations, which we have increased to 40.4% of our truckload fleet as of June 30, 2010 from 20.4% as of June 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 16.9% reduction from the first six months of 2009 in average length of haul to 673 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 12.6% compared with the first six months of 2009.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue represented 23.1% of our operating revenue in the first six months of 2010 compared to 20.2% in the first six months of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel increasing to $2.94 per gallon in the first six months of 2010 from $2.26 per gallon in the first six months of 2009.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.6% in the first six months of 2010 compared with 94.0% in the first six months of 2009.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.5% for the 2010 six-month period from 93.4% for the 2009 six-month period.  Our net income increased to $9.1 million in the first six months of 2010 from $8.5 million in the first six months of 2009.  The increased profitability in 2010 was primarily due to the improvement in our overall cost structure and the increase in revenue per tractor per week in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2010, we had approximately $3.0 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $13.5 million of long-term debt, including current maturities, and $285.1 million in stockholders’ equity.  In the first six months of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $31.4 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder of 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have been transforming our business strategy toward a more-diversified set of transportation service solutions, primarily regional temperature-controlled operations along with intermodal and brokerage services, to align our growth with customer trends.  We believe that we are well-positioned regardless of the economic environment with this transformation of our services combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating, truckload and logistics revenue, and operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue, and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads).  We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period.  These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP).  Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures, operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Truckload Segment:
Total Truckload revenue (in thousands)	$97,391	$99,255	$193,617	$197,627
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$2,971	$2,838	$2,891	$2,863
Average tractors (1)	2,086	2,384	2,160	2,385
Average miles per trip	657	796	673	810
Total miles — company-employed drivers (in thousands)	47,763	52,557	96,707	104,669
Total miles — independent contractors (in thousands)	3,847	6,045	8,347	11,988

Logistics Segment:
Total Logistics revenue (in thousands):	$28,471	$26,549	$58,057	$50,132
Brokerage:
Marten Transport
Revenue (in thousands)	$9,271	$8,072	$19,664	$15,321
Loads	5,193	4,298	10,795	8,152
MWL
Revenue (in thousands)	$7,968	$7,787	$16,136	$14,992
Loads	4,690	5,067	8,969	8,819
Intermodal:
Revenue (in thousands)	$11,232	$10,690	$22,257	$19,819
Loads	4,746	4,656	9,423	8,309
Average tractors	65	64	63	59

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 117 and 221 tractors as of June 30, 2010 and 2009, respectively.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,566	$87,969	$(7,403)	(8.4)%
Truckload fuel surcharge revenue	16,825	11,286	5,539	49.1
Total Truckload revenue	97,391	99,255	(1,864)	(1.9)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	26,337	25,225	1,112	4.4
Intermodal fuel surcharge revenue	2,134	1,324	810	61.2
Total Logistics revenue	28,471	26,549	1,922	7.2

Total operating revenue	$125,862	$125,804	$58	—%

Operating income:
Truckload	$8,208	$5,697	$2,511	44.1%
Logistics	985	1,806	(821)	(45.5)
Total operating income	$9,193	$7,503	$1,690	22.5%

Operating ratio(2):
Truckload	91.6%	94.3%		(2.9)%
Logistics	96.5	93.2		3.5
Consolidated operating ratio	92.7%	94.0%		(1.4)%

(1)          Logistics revenue is net of $1.9 million and $2.5 million of inter-segment revenue in the 2010 and 2009 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $58,000 to $125.9 million in the 2010 period from $125.8 million in the 2009 period.  This increase was primarily due to fuel surcharge revenue increasing to $19.0 million in the 2010 period from $12.6 million in the 2009 period, caused by significantly higher fuel prices in the 2010 period.  Our operating revenue, net of fuel surcharges, decreased $6.3 million, or 5.6%, to $106.9 million in the 2010 period from $113.2 million in the 2009 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $1.9 million, or 1.9%, to $97.4 million in the 2010 period from $99.3 million in the 2009 period.  Truckload segment revenue, net of fuel surcharges, decreased 8.4% primarily due to a decrease in our average fleet size of 298 tractors, or 12.5%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.7% in the 2010 period from the 2009 period.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations, which we have increased to 40.4% of our truckload fleet as of June 30, 2010 from 20.4% as of June 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 17.5% reduction from the 2009 period in average length of haul to 657 miles.  The improvement in our overall cost structure and the increase in revenue per tractor per week primarily caused the increase in profitability from the 2009 period.

Logistics segment revenue increased $1.9 million, or 7.2%, to $28.5 million in the 2010 period from $26.5 million in the 2009 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.4%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics servicers provided by MWL.  The increase in the operating ratio for our Logistics segment in the 2010 period was primarily due to an increase as a percentage of logistics revenue in the payments made to carriers for our brokerage services due to overall carrier constraint.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$58	—%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(3,775)	(10.6)	25.4	28.4
Purchased transportation	413	1.6	20.9	20.6
Fuel and fuel taxes	3,895	16.0	22.4	19.3
Supplies and maintenance	(961)	(10.1)	6.8	7.6
Depreciation	(774)	(5.8)	10.0	10.6
Operating taxes and licenses	(128)	(7.5)	1.3	1.4
Insurance and claims	(694)	(14.8)	3.2	3.7
Communications and utilities	52	5.2	0.8	0.8
Gain on disposition of revenue equipment	99	18.8	(0.3)	(0.4)
Other	241	9.5	2.2	2.0
Total operating expenses	(1,632)	(1.4)	92.7	94.0
Operating income	1,690	22.5	7.3	6.0
Net interest expense (income)	22	550.0	—	—
Income before income taxes	1,668	22.2	7.3	6.0
Less: Income before income taxes attributable to noncontrolling interest	(144)	(99.3)	—	0.1
Income before income taxes attributable to Marten Transport, Ltd.	1,812	24.6	7.3	5.8
Provision for income taxes	1,131	39.3	3.2	2.3
Net income	$681	15.2%	4.1%	3.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 9.1% decrease in the total miles driven by company drivers coupled with a broader implementation of our per diem pay structure for our drivers in the third quarter of 2009 and the first quarter of 2010, along with a $484,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $413,000 in total, or 1.6%, in the 2010 period from the 2009 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $2.2 million to $21.6 million in the 2010 period from $19.4 million in the 2009 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $1.8 million in the 2010 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.9 million, or 14.1%, to $11.5 million in the 2010 period from $13.4 million in the 2009 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.3 million in the 2010 period and $1.8 million in the 2009 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a 9.1% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were partially offset by a significant increase in the D.O.E. national average cost of fuel to $3.03 per gallon in the 2010 period from $2.34 per gallon in the 2009 period.  Net fuel expense represented 12.9% of truckload and intermodal revenue, net of fuel surcharges, in the 2010 period, compared with 13.8% in the 2009 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The decrease in supplies and maintenance in the 2010 period primarily resulted from a decrease in outside vendor maintenance on our revenue equipment which we were able to achieve by increasing the capacity of our regional maintenance facilities.  Our maintenance practices were consistent with the 2009 period.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $694,000 decrease in insurance and claims in the 2010 period was primarily due to a decrease in the cost of self-insured auto liability and workers’ compensation accident claims.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment decreased to $429,000 in the 2010 period from $528,000 in the 2009 period as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of tractors and trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory, and the expectation of additional trucking company failures is likely to keep used truck inventories high.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.7% in the 2010 period compared with 94.0% in the 2009 period.  The operating ratio for our Truckload segment improved to 91.6% from 94.3% in the 2009 period and the operating ratio for our Logistics segment increased to 96.5% from 93.2% in the 2009 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.4% for the 2010 period from 93.4% for the 2009 period.

Our effective income tax rate increased to 43.7% in the 2010 period from 39.1% in the 2009 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented in the third quarter of 2009 and further increased in the first quarter of 2010.

As a result of the factors described above, net income increased to $5.2 million in the 2010 period from $4.5 million in the 2009 period.  Net earnings increased to $0.23 per diluted share in the 2010 period from $0.20 per diluted share in the 2009 period.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$161,486	$176,504	$(15,018)	(8.5)%
Truckload fuel surcharge revenue	32,131	21,123	11,008	52.1
Total Truckload revenue	193,617	197,627	(4,010)	(2.0)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	53,907	47,875	6,032	12.6
Intermodal fuel surcharge revenue	4,150	2,257	1,893	83.9
Total Logistics revenue	58,057	50,132	7,925	15.8

Total operating revenue	$251,674	$247,759	$3,915	1.6%

Operating income:
Truckload	$13,433	$11,530	$1,903	16.5%
Logistics	2,794	3,224	(430)	(13.3)
Total operating income	$16,227	$14,754	$1,473	10.0%

Operating ratio(2):
Truckload	93.1%	94.2%		(1.2)%
Logistics	95.2	93.6		1.7
Consolidated operating ratio	93.6%	94.0%		(0.4)%

(1)          Logistics revenue is net of $4.1 million and $5.8 million of inter-segment revenue in the 2010 and 2009 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)          Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $3.9 million, or 1.6%, to $251.7 million in the 2010 period from $247.8 million in the 2009 period.  This increase was primarily due to fuel surcharge revenue increasing to $36.3 million in the 2010 period from $23.4 million in the 2009 period, caused by significantly higher fuel prices in the 2010 period.  Our operating revenue, net of fuel surcharges, decreased $9.0 million, or 4.0%, to $215.4 million in the 2010 period from $224.4 million in the 2009 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $4.0 million, or 2.0%, to $193.6 million in the 2010 period from $197.6 million in the 2009 period.  Truckload segment revenue, net of fuel surcharges, decreased 8.5% primarily due to a decrease in our average fleet size of 225 tractors, or 9.4%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 1.0% in the 2010 period from the 2009 period.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations, which we have increased to 40.4% of our truckload fleet as of June 30, 2010 from 20.4% as of June 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 16.9% reduction from the 2009 period in average length of haul to 673 miles.  The improvement in our overall cost structure and the increase in revenue per tractor per week primarily caused the increase in profitability from the 2009 period.

Logistics segment revenue increased $7.9 million, or 15.8%, to $58.1 million in the 2010 period from $50.1 million in the 2009 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 12.6%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in the 2010 period was primarily due to an increase as a percentage of logistics revenue in the payments made to carriers for our brokerage services due to overall carrier constraint.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$3,915	1.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(7,475)	(10.4)	25.6	29.0
Purchased transportation	5,420	11.1	21.5	19.7
Fuel and fuel taxes	9,622	20.9	22.2	18.6
Supplies and maintenance	(1,769)	(9.1)	7.0	7.8
Depreciation	(1,170)	(4.4)	10.2	10.8
Operating taxes and licenses	(299)	(8.9)	1.2	1.4
Insurance and claims	(2,363)	(23.2)	3.1	4.1
Communications and utilities	(200)	(9.7)	0.7	0.8
Gain on disposition of revenue equipment	371	37.1	(0.2)	(0.4)
Other	305	5.6	2.3	2.2
Total operating expenses	2,442	1.0	93.6	94.0
Operating income	1,473	10.0	6.4	6.0
Net interest expense (income)	(115)	(328.6)	—	—
Income before income taxes	1,588	10.8	6.5	5.9
Less: Income before income taxes attributable to noncontrolling interest	(204)	(78.2)	—	0.1
Income before income taxes attributable to Marten Transport, Ltd.	1,792	12.4	6.5	5.8
Provision for income taxes	1,272	21.5	2.9	2.4
Net income	$520	6.1%	3.6%	3.4%

The decrease in salaries, wages and benefits resulted primarily from a 7.6% decrease in the total miles driven by company drivers coupled with a broader implementation of our per diem pay structure for our drivers in the third quarter of 2009 and the first quarter of 2010, along with a $394,000 decrease in bonus compensation expensed for our non-driver employees and a $355,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense.

Purchased transportation expense increased $5.4 million in total, or 11.1%, in the 2010 period from the 2009 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $7.7 million to $43.9 million in the 2010 period from $36.3 million in the 2009 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.2 million in the 2010 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.9 million, or 7.4%, to $24.1 million in the 2010 period from $26.0 million in the 2009 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.6 million in the 2010 period and $3.2 million in the 2009 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a 7.6% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were partially offset by a significant increase in the D.O.E. national average cost of fuel to $2.94 per gallon in the 2010 period from $2.26 per gallon in the 2009 period.  Net fuel expense represented 13.4% of truckload and intermodal revenue, net of fuel surcharges, in each of the 2010 and 2009 periods.

The decrease in supplies and maintenance in the 2010 period primarily resulted from a decrease in outside vendor maintenance on our revenue equipment which we were able to achieve by increasing the capacity of our regional maintenance facilities.

The $2.4 million decrease in insurance and claims in the 2010 period was primarily due to a decrease in the cost of self-insured auto liability and workers’ compensation accident claims.

Gain on disposition of revenue equipment decreased to $628,000 in the 2010 period from $1.0 million in the 2009 period as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.6% in the 2010 period compared with 94.0% in the 2009 period.  The operating ratio for our Truckload segment improved to 93.1% from 94.2% in the 2009 period and the operating ratio for our Logistics segment increased to 95.2% from 93.6% in the 2009 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.5% for the 2010 period from 93.4% for the 2009 period.

Our effective income tax rate increased to 44.3% in the 2010 period from 41.0% in the 2009 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented in the third quarter of 2009 and further increased in the first quarter of 2010.

As a result of the factors described above, net income increased to $9.1 million in the 2010 period from $8.5 million in the 2009 period.  Net earnings increased to $0.41 per diluted share in the 2010 period from $0.39 per diluted share in the 2009 period.

Liquidity and Capital Resources

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations and our revolving credit facility. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows provided by (used for) financing activities for the periods indicated.

	Six Months Ended June 30,
(In thousands)	2010	2009
Net cash flows provided by operating activities	$23,968	$42,612
Net cash flows used for investing activities	(37,487)	(35,299)
Net cash flows provided by (used for) financing activities	11,672	(1,724)

In the first six months of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $31.4 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder of 2010, which we will adjust throughout the year as we size our fleet to existing customer demand.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At June 30, 2010, the credit facility had an outstanding principal balance of $13.5 million, outstanding standby letters of credit of $8.4 million and remaining borrowing availability of $28.1 million.  The $13.5 million increase in the outstanding principal balance of the credit facility from December 31, 2009 primarily resulted from the excess of capital expenditures, net of proceeds from dispositions, over the amount of net cash flows provided by operating activities.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.95% at June 30, 2010.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at June 30, 2010.

The following is a summary of our contractual obligations as of June 30, 2010.

	Payments Due by Period
	Remainder	2011	2013
	Of	And	And
(In thousands)	2010	2012	2014	Thereafter	Total
Purchase obligations for revenue equipment	$24,847	$1,116	$—	$—	$25,963
Long-term debt obligations	—	13,521	—	—	13,521
Building construction obligations	1,212	—	—	—	1,212
Operating lease obligations	192	431	57	—	680
Total	$26,251	$15,068	$57	$—	$41,376

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $312,000 in the first six months of 2010 and $382,000 in the first six months of 2009 for fuel and tire services. In addition, we paid $952,000 in the first six months of 2010 and $703,000 in the first six months of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $832,000 in the first six months of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2010.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $183,000 as of June 30, 2010 and $245,000 as of December 31, 2009.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $358.0 million as of June 30, 2010 and $341.5 million as of December 31, 2009. Our depreciation expense was $25.6 million for the first six months of 2010 and $26.8 million for the first six months of 2009.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2010 by approximately $8.2 million, or 2.3%.

In the first six months of 2010, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $8.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $18.2 million as of June 30, 2010, and $19.2 million as of December 31, 2009. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2010 would have needed to increase by approximately $3.6 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first six months of 2010, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.7 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2009.

Item 6.    Exhibits.

Item No.	Item	Method of Filing

10.12	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-15010).

10.15	2010 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-15010).

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

MARTEN TRANSPORT, LTD.

Dated: August 9, 2010	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2010	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2010

Item No.	Item	Method of Filing

10.12	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-15010).

10.15	2010 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-15010).

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