Form 10-Q
period 2010-09-30
MARTEN TRANSPORT LTD
filed 2010-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,946,889 as of November 4, 2010.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
(In thousands, except share information)
ASSETS
Current assets:
Cash and cash equivalents	$4,370	$5,410
Marketable securities	138	118
Receivables:
Trade, net	52,268	45,434
Other	9,472	4,382
Prepaid expenses and other	10,861	12,328
Deferred income taxes	5,727	5,172
Total current assets	82,836	72,844
Property and equipment:
Revenue equipment, buildings and land,
office equipment and other	518,072	491,127
Accumulated depreciation	(141,444)	(149,670)
Net property and equipment	376,628	341,457
Other assets	535	537
TOTAL ASSETS	$459,999	$414,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$587	$1,671
Accounts payable and accrued liabilities	33,748	31,896
Insurance and claims accruals	17,955	19,222
Current maturities of long-term debt	27,066	1,428
Total current liabilities	79,356	54,217
Long-term debt, less current maturities	-	71
Deferred income taxes	90,127	85,643
Total liabilities	169,483	139,931

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share;
2,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, $.01 par value per share;
48,000,000 shares authorized; 21,934,232 shares
at September 30, 2010, and 21,885,073 shares at
December 31, 2009, issued and outstanding	219	219
Additional paid-in capital	77,785	76,477
Retained earnings	210,574	196,480
Total Marten Transport, Ltd. stockholders’ equity	288,578	273,176
Noncontrolling interest	1,938	1,731
Total stockholders’ equity	290,516	274,907
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$459,999	$414,838

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2010	2009	2010	2009

OPERATING REVENUE	$128,674	$129,395	$380,348	$377,154

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	32,767	34,257	97,153	106,118
Purchased transportation	26,275	29,192	80,380	77,877
Fuel and fuel taxes	28,558	26,580	84,318	72,718
Supplies and maintenance	8,276	9,630	25,883	29,006
Depreciation	12,884	13,272	38,533	40,091
Operating taxes and licenses	1,505	1,591	4,584	4,969
Insurance and claims	4,413	5,356	12,249	15,555
Communications and utilities	1,143	1,011	3,010	3,078
Gain on disposition of revenue equipment	(184)	(596)	(812)	(1,595)
Other	3,051	2,566	8,837	8,047

Total operating expenses	118,688	122,859	354,135	355,864

OPERATING INCOME	9,986	6,536	26,213	21,290

NET INTEREST EXPENSE (INCOME)	44	(16)	(36)	19

INCOME BEFORE INCOME TAXES	9,942	6,552	26,249	21,271
Less: Income before income taxes
attributable to noncontrolling interest	308	93	365	354

INCOME BEFORE INCOME TAXES
ATTRIBUTABLE TO MARTEN
TRANSPORT, LTD.	9,634	6,459	25,884	20,917

PROVISION FOR INCOME TAXES	4,152	2,987	11,352	8,915

NET INCOME	$5,482	$3,472	$14,532	$12,002

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.16	$0.66	$0.55

DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.16	$0.66	$0.55

DIVIDENDS PAID PER COMMON SHARE	$0.02	$-	$0.02	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2008	21,830	$218	$75,305	$180,213	$1,715	$257,451
Net income	-	-	-	12,002	-	12,002
Issuance of common stock from
share-based payment arrangement
exercises	55	1	331	-	-	332
Tax benefits from share-based payment
arrangement exercises	-	-	254	-	-	254
Share-based payment arrangement
compensation expense	-	-	461	-	-	461
Income before income taxes attributable
to noncontrolling interest	-	-	-	-	354	354
Noncontrolling interest distributions	-	-	-	-	(161)	(161)
Balance at September 30, 2009	21,885	219	76,351	192,215	1,908	270,693
Net income	-	-	-	4,265	-	4,265
Tax benefits from share-based payment
arrangement exercises	-	-	1	-	-	1
Share-based payment arrangement
compensation expense	-	-	125	-	-	125
Income before income taxes attributable
to noncontrolling interest	-	-	-	-	230	230
Noncontrolling interest distributions	-	-	-	-	(407)	(407)
Balance at December 31, 2009	21,885	219	76,477	196,480	1,731	274,907
Net income	-	-	-	14,532	-	14,532
Issuance of common stock from
share-based payment arrangement
exercises	49	-	234	-	-	234
Tax benefits from share-based payment
arrangement exercises	-	-	273	-	-	273
Share-based payment arrangement
compensation expense	-	-	801	-	-	801

Dividends on common stock	-	-	-	(438)	-	(438)
Income before income taxes attributable
to noncontrolling interest	-	-	-	-	365	365
Noncontrolling interest distributions	-	-	-	-	(158)	(158)
Balance at September 30, 2010	21,934	$219	$77,785	$210,574	$1,938	$290,516

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$14,532	$12,002
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation	38,533	40,091
Gain on disposition of revenue equipment	(812)	(1,595)
Deferred income taxes	3,929	5,538
Tax benefits from share-based payment arrangement exercises	273	254
Excess tax benefits from share-based payment arrangement exercises	(235)	(222)
Share-based payment arrangement compensation expense	801	461
Income before income taxes attributable to noncontrolling interest	365	354
Changes in other current operating items:
Receivables	(11,924)	1,037
Prepaid expenses and other	1,467	3,171
Accounts payable and accrued liabilities	251	2,823
Insurance and claims accruals	(1,267)	(707)
Net cash provided by operating activities	45,913	63,207
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(93,981)	(72,809)
Proceeds from revenue equipment dispositions	31,732	23,036
Buildings and land, office equipment and other additions	(9,129)	(4,439)
Proceeds from buildings and land, office equipment and other dispositions	87	38
Net change in other assets	2	211
Purchases of marketable securities	(20)	(109,663)
Sales of marketable securities	-	107,517
Net cash used for investing activities	(71,309)	(56,109)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	121,409	-
Repayment of borrowings under credit facility and long-term debt	(95,842)	(1,429)
Issuance of common stock from share-based payment arrangement exercises	234	332
Excess tax benefits from share-based payment arrangement exercises	235	222
Dividends on common stock	(438)	-
Change in net checks issued in excess of cash balances	(1,084)	(566)
Noncontrolling interest distributions	(158)	(161)
Net cash provided by (used for) financing activities	24,356	(1,602)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,040)	5,496
CASH AND CASH EQUIVALENTS:
Beginning of period	5,410	2,395
End of period	$4,370	$7,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$165	$164
Income taxes	$13,596	$3,781
Non-cash investing activities:
Change in revenue equipment not yet paid for	$1,601	$2,518

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010
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

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income	$5,482	$3,472	$14,532	$12,002
Denominator:
Basic earnings per common share -
weighted-average shares	21,934	21,885	21,920	21,865
Effect of dilutive stock options	107	103	103	117
Diluted earnings per common share -
weighted-average shares and
assumed conversions	22,041	21,988	22,023	21,982

Basic earnings per common share	$0.25	$0.16	$0.66	$0.55
Diluted earnings per common share	$0.25	$0.16	$0.66	$0.55

            Options totaling 335,000 for each of the three-month and nine-month periods ended September 30, 2010 and 330,600 and 320,600 shares for the three-month and nine-month periods ended September 30, 2009, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.  Performance-based option awards totaling 107,000 shares for each of the 2010 and 2009 periods were also not included in the calculation of diluted earnings per share because the performance condition was not considered probable of achievement.

Unvested performance unit awards (see Note 7) totaling 28,530 shares for each of the 2010 periods were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

             We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At September 30, 2010, the credit facility had an outstanding principal balance of $27.1 million, outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $14.6 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at September 30, 2010.  The $27.1 million outstanding principal balance on the credit facility was classified as a current liability in our consolidated condensed balance sheet as of September 30, 2010 because the maturity date of the facility is within the next twelve months.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $558,000 in the first nine months of 2010 and $590,000 in the first nine months of 2009 for fuel and tire services. In addition, we paid $1.3 million in the first nine months of 2010 and $1.1 million in the first nine months of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $89,000 in the first nine months of 2010 and $1.1 million in the first nine months of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate increased to 43.9% for the first nine months of 2010 from 42.6% for the first nine months of 2009, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented during the third quarter of 2009 and further increased in the first quarter of 2010.

Our reserves for unrecognized tax benefits were $194,000 as of September 30, 2010 and $158,000 as of December 31, 2009.  The $36,000 increase in the amount reserved in the first nine months of 2010 relates to current period tax positions.  The amount reserved as of December 31, 2009 was added in 2007 through 2009 relating to current period tax positions.  If recognized, $126,000 of the unrecognized tax benefits as of September 30, 2010 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of September 30, 2010.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2007 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

On August 18, 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  The first quarterly cash dividend of $0.02 per share of common stock was payable to stockholders of record on August 30, 2010, and was paid on September 10, 2010.

(7)      Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the nine months ended September 30, 2010, there were no significant changes to the structure of our stock option plans. Pre-tax stock option compensation expense recorded in the first nine months of 2010 and 2009 was $641,000 and $461,000, respectively.

In August 2010, we granted 63,400 performance unit awards to certain employees.  As of December 31, 2010 and each December 31st thereafter through December 31, 2014, each award will vest and become the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award.  The total vesting percentage for each of the five years is equal to the sum of a performance vesting percentage, which is the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points.  The goal of the awards is to incentivize the certain employees to increase our earnings an average of fifteen percent per year over five years, which, when combined with the five percent per year service-based component, would result in full vesting over five years.  The performance vesting percentage could be achieved earlier than in five years if annual earnings growth exceeds the average of fifteen percent, or not fully achieved if the annual earnings growth averages less than fifteen percent over the five-year period.  All payments will be made in shares of our common stock.  One half of the vested performance units will be paid to the employees immediately upon vesting, while the other half will be credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares for a specified period of time.

The fair value of each performance unit is based on the closing market price on the date of grant.  We recognize compensation expense for these awards based on the estimated number of units probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.  Pre-tax compensation expense of $160,000 was recorded in the third quarter of 2010 relating to these awards.  As of September 30, 2010, there was a total of $1.2 million of unrecognized compensation expense related to these awards.  The amount of future expense to be recognized will be based on our earnings growth and certain other conditions.

See Note 8 to our consolidated financial statements in our 2009 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan.  The deferred compensation plan is an unfunded, non-qualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award.  Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62.  Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution.  Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary.  We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under Section 409A of the Internal Revenue Code of 1986, as amended.  We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan.  In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan.  As of September 30, 2010, there were no participant account balances within the plan.

(9)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, direct financing leases receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying value of our long-term debt approximates fair value as the credit facility bears interest based upon a variable interest rate.

(10)  Commitments and Contingencies

We are committed to: (a) purchase $4.4 million of new revenue equipment through 2011; (b) building construction expenditures of $4.7 million through 2011; and (c) operating lease obligation expenditures totaling $584,000 through 2013.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

(11) Business Segments

Our presentation includes two reporting segments – Truckload and Logistics. The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Operating revenue:
Truckload revenue, net of fuel
surcharge revenue	$81,370	$86,324	$242,856	$262,828
Truckload fuel surcharge revenue	16,550	13,942	48,681	35,065
Total Truckload revenue	97,920	100,266	291,537	297,893

Logistics revenue, net of intermodal
fuel surcharge revenue(1)	28,457	27,362	82,364	75,237
Intermodal fuel surcharge revenue	2,297	1,767	6,447	4,024
Total Logistics revenue	30,754	29,129	88,811	79,261

Total operating revenue	$128,674	$129,395	$380,348	$377,154

Operating income:
Truckload	$8,326	$5,047	$21,759	$16,577
Logistics	1,660	1,489	4,454	4,713
Total operating income	$9,986	$6,536	$26,213	$21,290

Operating ratio(2):
Truckload	91.5%	95.0%	92.5%	94.4%
Logistics	94.6	94.9	95.0	94.1
Consolidated operating ratio	92.2%	94.9%	93.1%	94.4%

(1)
Logistics revenue is net of $2.6 million and $6.7 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2010, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $2.1 million and $7.9 million for the three-month and nine-month periods ended September 30, 2009.

(2)	Represents operating expenses as a percentage of operating revenue.

(12) Use of Estimates

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

(13) Reclassifications

The net interest expense balance of $19,000 for the first nine months of 2009 in our consolidated condensed statements of operations has been reclassified to be consistent with the current presentation.  This reclassification does not have a material effect on our consolidated condensed financial statements.

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

Our operating revenue increased $3.2 million, or 0.8%, in the first nine months of 2010.  This increase was primarily due to fuel surcharge revenue increasing by $16.0 million, or 41.0%, caused by significantly higher fuel prices in the first nine months of 2010.  Our operating revenue, net of fuel surcharges, decreased $12.8 million, or 3.8%, compared with the first nine months of 2009.  Truckload segment revenue, net of fuel surcharges, decreased 7.6% primarily due to a decrease in our average fleet size of 285 tractors, or 11.9%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.9% in the first nine months of 2010.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 48.2% of our truckload fleet as of September 30, 2010 from 21.7% as of September 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 15.0% reduction from the first nine months of 2009 in average length of haul to 664 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.5% compared with the first nine months of 2009.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  Logistics revenue represented 23.3% of our operating revenue in the first nine months of 2010 compared to 21.0% in the first nine months of 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the D.O.E. national average cost of fuel increasing to $2.94 per gallon in the first nine months of 2010 from $2.38 per gallon in the first nine months of 2009.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.1% in the first nine months of 2010 compared with 94.4% in the first nine months of 2009.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.9% for the 2010 nine-month period from 93.7% for the 2009 nine-month period.  Our net income increased to $14.5 million in the first nine months of 2010 from $12.0 million in the first nine months of 2009.  The increased profitability in 2010 was primarily due to the improvement in our overall cost structure and the increase in revenue per tractor per week in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2010, we had approximately $3.9 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $27.1 million of long-term debt, including current maturities, and $290.5 million in stockholders’ equity.  In the first nine months of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $62.2 million and to partially construct two regional operating facilities in the amount of $7.4 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $10 million for the remainder of 2010.  We paid our first cash dividend of $0.02 per share of common stock in the third quarter of 2010 totaling $438,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Truckload Segment:
Total Truckload revenue (in thousands)	$97,920	$100,266	$291,537	$297,893
Average truckload revenue, net of fuel surcharges, per
tractor per week(1)	$3,084	$2,725	$2,953	$2,816
Average tractors (1)	2,007	2,410	2,108	2,393
Average miles per trip	645	728	664	781
Total miles – company-employed drivers (in thousands)	47,881	51,818	144,588	156,487
Total miles – independent contractors (in thousands)	3,007	6,120	11,354	18,108

Logistics Segment:
Total Logistics revenue (in thousands):	$30,754	$29,129	$88,811	$79,261
Brokerage:
Marten Transport
Revenue (in thousands)	$9,031	$9,796	$28,695	$25,117
Loads	5,059	5,416	15,854	13,568
MWL
Revenue (in thousands)	$9,185	$8,371	$25,321	$23,363
Loads	5,380	4,775	14,349	13,594
Intermodal:
Revenue (in thousands)	$12,538	$10,962	$34,795	$30,781
Loads	5,332	4,929	14,755	13,238
Average tractors	74	65	67	61

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 96 and 205 tractors as of September 30, 2010 and 2009, respectively.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel
surcharge revenue	$81,370	$86,324	$(4,954)	(5.7)%
Truckload fuel surcharge revenue	16,550	13,942	2,608	18.7
Total Truckload revenue	97,920	100,266	(2,346)	(2.3)

Logistics revenue, net of intermodal
fuel surcharge revenue(1)	28,457	27,362	1,095	4.0
Intermodal fuel surcharge revenue	2,297	1,767	530	30.0
Total Logistics revenue	30,754	29,129	1,625	5.6

Total operating revenue	$128,674	$129,395	$(721)	(0.6)%

Operating income:
Truckload	$8,326	$5,047	$3,279	65.0%
Logistics	1,660	1,489	171	11.5
Total operating income	$9,986	$6,536	$3,450	52.8%

Operating ratio(2):
Truckload	91.5%	95.0%		(3.7)%
Logistics	94.6	94.9		(0.3)
Consolidated operating ratio	92.2%	94.9%		(2.8)%

(1)
Logistics revenue is net of $2.6 million and $2.1 million of inter-segment revenue in the 2010 and 2009 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $721,000, or 0.6%, to $128.7 million in the 2010 period from $129.4 million in the 2009 period.  Our operating revenue, net of fuel surcharges, decreased $3.9 million, or 3.4%, to $109.8 million in the 2010 period from $113.7 million in the 2009 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.  Fuel surcharge revenue increased to $18.8 million in the 2010 period from $15.7 million in the 2009 period, caused by significantly higher fuel prices in the 2010 period.

Truckload segment revenue decreased $2.3 million, or 2.3%, to $97.9 million in the 2010 period from $100.3 million in the 2009 period.  Truckload segment revenue, net of fuel surcharges, decreased 5.7% primarily due to a decrease in our average fleet size of 403 tractors, or 16.7%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 13.2% in the 2010 period from the 2009 period.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 48.2% of our truckload fleet as of September 30, 2010 from 21.7% as of September 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in an 11.4% reduction from the 2009 period in average length of haul to 645 miles.  The improvement in our overall cost structure and the increase in revenue per tractor per week primarily caused the increase in profitability from the 2009 period.

Logistics segment revenue increased $1.6 million, or 5.6%, to $30.8 million in the 2010 period from $29.1 million in the 2009 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.0%.  The increase in logistics revenue primarily resulted from continued volume growth in our intermodal services and in the logistics services provided by MWL, partially offset by a volume decrease in our internal brokerage services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$(721)	(0.6)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,490)	(4.3)	25.5	26.5
Purchased transportation	(2,917)	(10.0)	20.4	22.6
Fuel and fuel taxes	1,978	7.4	22.2	20.5
Supplies and maintenance	(1,354)	(14.1)	6.4	7.4
Depreciation	(388)	(2.9)	10.0	10.3
Operating taxes and licenses	(86)	(5.4)	1.2	1.2
Insurance and claims	(943)	(17.6)	3.4	4.1
Communications and utilities	132	13.1	0.9	0.8
Gain on disposition of
revenue equipment	412	69.1	(0.1)	(0.5)
Other	485	18.9	2.4	2.0
Total operating expenses	(4,171)	(3.4)	92.2	94.9
Operating income	3,450	52.8	7.8	5.1
Net interest expense (income)	60	375.0	-	-
Income before income taxes	3,390	51.7	7.7	5.1
Less: Income before income
taxes attributable to
noncontrolling interest	215	231.2	0.2	0.1
Income before income taxes
attributable to Marten
Transport, Ltd.	3,175	49.2	7.5	5.0
Provision for income taxes	1,165	39.0	3.2	2.3
Net income	$2,010	57.9%	4.3%	2.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 7.6% decrease in the total miles driven by company drivers coupled with a broader implementation of our per diem pay structure for our drivers from the 2009 period to the 2010 period, along with a $529,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense decreased $2.9 million in total, or 10.0%, in the 2010 period from the 2009 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $552,000 to $22.6 million in the 2010 period from $22.0 million in the 2009 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $3.5 million in the 2010 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.4 million, or 10.6%, to $11.8 million in the 2010 period from $13.2 million in the 2009 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.1 million in the 2010 period and $2.4 million in the 2009 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a 7.6% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were partially offset by a significant increase in the D.O.E. national average cost of fuel to $2.94 per gallon in the 2010 period from $2.60 per gallon in the 2009 period.  Net fuel expense represented 12.9% of truckload and intermodal revenue, net of fuel surcharges, in the 2010 period, compared with 13.9% in the 2009 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $943,000 decrease in insurance and claims in the 2010 period was primarily due to a decrease in our self-insured workers’ compensation accident claims and to reduced physical damage claims related to our tractors and trailers.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment decreased to $184,000 in the 2010 period from $596,000 in the 2009 period as a result of decreases in the market value for used revenue equipment and in the number of tractors sold, which were partially offset by an increase in the number of trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.2% in the 2010 period compared with 94.9% in the 2009 period.  The operating ratio for our Truckload segment improved to 91.5% from 95.0% in the 2009 period and the operating ratio for our Logistics segment improved to 94.6% from 94.9% in the 2009 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.9% for the 2010 period from 94.3% for the 2009 period.

Our effective income tax rate decreased to 43.1% in the 2010 period from 46.2% in the 2009 period, primarily because of a cumulative adjustment recorded in the 2009 period for the nondeductible effect of a per diem pay structure for our drivers.

As a result of the factors described above, net income increased to $5.5 million in the 2010 period from $3.5 million in the 2009 period.  Net earnings increased to $0.25 per diluted share in the 2010 period from $0.16 per diluted share in the 2009 period.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Nine Months Ended September 30,		Dollar Change Nine Months Ended September 30,	Percentage Change Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel
surcharge revenue	$242,856	$262,828	$(19,972)	(7.6)%
Truckload fuel surcharge revenue	48,681	35,065	13,616	38.8
Total Truckload revenue	291,537	297,893	(6,356)	(2.1)

Logistics revenue, net of intermodal
fuel surcharge revenue(1)	82,364	75,237	7,127	9.5
Intermodal fuel surcharge revenue	6,447	4,024	2,423	60.2
Total Logistics revenue	88,811	79,261	9,550	12.0

Total operating revenue	$380,348	$377,154	$3,194	0.8%

Operating income:
Truckload	$21,759	$16,577	$5,182	31.3%
Logistics	4,454	4,713	(259)	(5.5)
Total operating income	$26,213	$21,290	$4,923	23.1%

Operating ratio(2):
Truckload	92.5%	94.4%		(2.0)%
Logistics	95.0	94.1		1.0
Consolidated operating ratio	93.1%	94.4%		(1.4)%

(1)
Logistics revenue is net of $6.7 million and $7.9 million of inter-segment revenue in the 2010 and 2009 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $3.2 million, or 0.8%, to $380.3 million in the 2010 period from $377.2 million in the 2009 period.  This increase was primarily due to fuel surcharge revenue increasing to $55.1 million in the 2010 period from $39.1 million in the 2009 period, caused by significantly higher fuel prices in the 2010 period.  Our operating revenue, net of fuel surcharges, decreased $12.8 million, or 3.8%, to $325.2 million in the 2010 period from $338.1 million in the 2009 period.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.

Truckload segment revenue decreased $6.4 million, or 2.1%, to $291.5 million in the 2010 period from $297.9 million in the 2009 period.  Truckload segment revenue, net of fuel surcharges, decreased 7.6% primarily due to a decrease in our average fleet size of 285 tractors, or 11.9%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.9% in the 2010 period from the 2009 period.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 48.2% of our truckload fleet as of September 30, 2010 from 21.7% as of September 30, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 15.0% reduction from the 2009 period in average length of haul to 664 miles.  The improvement in our overall cost structure and the increase in revenue per tractor per week primarily caused the increase in profitability from the 2009 period.

Logistics segment revenue increased $9.6 million, or 12.0%, to $88.8 million in the 2010 period from $79.3 million in the 2009 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.5%.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services and in the logistics services provided by MWL.  The increase in the operating ratio for our Logistics segment in the 2010 period was primarily due to an increase as a percentage of logistics revenue in the payments made to carriers for our brokerage services due to overall carrier constraint.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$3,194	0.8%	100.0%	100.0%
Operating expenses (income):

Salaries, wages and benefits	(8,965)	(8.4)	25.5	28.1
Purchased transportation	2,503	3.2	21.1	20.6
Fuel and fuel taxes	11,600	16.0	22.2	19.3
Supplies and maintenance	(3,123)	(10.8)	6.8	7.7
Depreciation	(1,558)	(3.9)	10.1	10.6
Operating taxes and licenses	(385)	(7.7)	1.2	1.3
Insurance and claims	(3,306)	(21.3)	3.2	4.1
Communications and utilities	(68)	(2.2)	0.8	0.8
Gain on disposition of
revenue equipment	783	49.1	(0.2)	(0.4)
Other	790	9.8	2.3	2.1
Total operating expenses	(1,729)	(0.5)	93.1	94.4
Operating income	4,923	23.1	6.9	5.6
Net interest expense (income)	(55)	(289.5)	-	-
Income before income taxes	4,978	23.4	6.9	5.6
Less: Income before income
taxes attributable to
noncontrolling interest	11	3.1	0.1	0.1
Income before income taxes
attributable to Marten
Transport, Ltd.	4,967	23.7	6.8	5.5
Provision for income taxes	2,437	27.3	3.0	2.4
Net income	$2,530	21.1%	3.8%	3.2%

The decrease in salaries, wages and benefits resulted primarily from a 7.6% decrease in the total miles driven by company drivers coupled with a broader implementation of our per diem pay structure for our drivers from the 2009 period to the 2010 period, along with an $884,000 decrease in our self-insured medical claims, which decreased our employees’ health insurance expense.

Purchased transportation expense increased $2.5 million in total, or 3.2%, in the 2010 period from the 2009 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $8.2 million to $66.5 million in the 2010 period from $58.3 million in the 2009 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $5.7 million in the 2010 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.3 million, or 8.5%, to $35.9 million in the 2010 period from $39.2 million in the 2009 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $6.7 million in the 2010 period and $5.6 million in the 2009 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in our trailers’ refrigeration units. The decrease in net fuel expense was primarily due to a 7.6% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were partially offset by a significant increase in the D.O.E. national average cost of fuel to $2.94 per gallon in the 2010 period from $2.38 per gallon in the 2009 period.  Net fuel expense represented 13.2% of truckload and intermodal revenue, net of fuel surcharges, in the 2010 period, compared with 13.6% in the 2009 period.

The decrease in supplies and maintenance in the 2010 period primarily resulted from a decrease in outside vendor maintenance on our revenue equipment which we were able to achieve by increasing the capacity of our regional maintenance facilities.

The $3.3 million decrease in insurance and claims in the 2010 period was primarily due to a decrease in our self-insured auto liability and workers’ compensation accident claims.

Gain on disposition of revenue equipment decreased to $812,000 in the 2010 period from $1.6 million in the 2009 period as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.1% in the 2010 period compared with 94.4% in the 2009 period.  The operating ratio for our Truckload segment improved to 92.5% from 94.4% in the 2009 period and the operating ratio for our Logistics segment increased to 95.0% from 94.1% in the 2009 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.9% for the 2010 period from 93.7% for the 2009 period.

Our effective income tax rate increased to 43.9% in the 2010 period from 42.6% in the 2009 period, primarily because of the nondeductible effect of a per diem pay structure for our drivers which was more broadly implemented during the third quarter of 2009 and further increased in the first quarter of 2010.

As a result of the factors described above, net income increased to $14.5 million in the 2010 period from $12.0 million in the 2009 period.  Net earnings increased to $0.66 per diluted share in the 2010 period from $0.55 per diluted share in the 2009 period.

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

	Nine Months Ended September 30,
(In thousands)	2010	2009
Net cash flows provided by operating
activities	$45,913	$63,207
Net cash flows used for investing
activities	(71,309)	(56,109)
Net cash flows provided by (used for)
financing activities	24,356	(1,602)

In the first nine months of 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $62.2 million and to partially construct two regional operating facilities in the amount of $7.4 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $10 million for the remainder of 2010. We paid our first cash dividend of $0.02 per share of common stock in the third quarter of 2010 totaling $438,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At September 30, 2010, the credit facility had an outstanding principal balance of $27.1 million, outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $14.6 million.  The $27.0 million increase in the outstanding principal balance of the credit facility from December 31, 2009 primarily resulted from the excess of capital expenditures, net of proceeds from dispositions, over the amount of net cash flows provided by operating activities.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at September 30, 2010.  The $27.1 million outstanding principal balance on the credit facility was classified as a current liability in our consolidated condensed balance sheet as of September 30, 2010 because the maturity date of the facility is within the next twelve months.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at September 30, 2010.

The following is a summary of our contractual obligations as of September 30, 2010.

	Payments Due by Period
	Remainder	2011	2013
	Of	And	And
(In thousands)	2010	2012	2014	Thereafter	Total
Long-term debt obligations	$-	$27,066	$-	$-	$27,066
Building construction obligations	2,430	2,305	-	-	4,735
Purchase obligations for revenue equipment	3,140	1,230	-	-	4,370
Operating lease obligations	96	431	57	-	584
Total	$5,666	$31,032	$57	$-	$36,755

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $558,000 in the first nine months of 2010 and $590,000 in the first nine months of 2009 for fuel and tire services. In addition, we paid $1.3 million in the first nine months of 2010 and $1.1 million in the first nine months of 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $89,000 in the first nine months of 2010 and $1.1 million in the first nine months of 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2010.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $183,000 as of September 30, 2010 and $245,000 as of December 31, 2009.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $376.6 million as of September 30, 2010 and $341.5 million as of December 31, 2009. Our depreciation expense was $38.5 million for the first nine months of 2010 and $40.1 million for the first nine months of 2009.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2010 by approximately $8.5 million, or 2.3%.

In the first nine months of 2010, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $18.0 million as of September 30, 2010, and $19.2 million as of December 31, 2009. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2010 would have needed to increase by approximately $3.7 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all stock options granted after December 31, 2005 net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period for service-based awards (normally the vesting period).  Compensation expense will be recorded for performance-based awards in the periods in which the performance condition is probable of achievement.  Determining the appropriate fair value model and calculating the fair value of stock options require the input of highly subjective assumptions, including the expected life of the stock options and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, stock option compensation expense could be materially different in the future.

In August 2010, we also granted performance unit awards to certain employees which are subject to vesting requirements over a five-year period, primarily based on our earnings growth.  The fair value of each performance unit is based on the closing market price on the date of grant.  We recognize compensation expense for these awards based on the estimated number of units probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first nine months of 2010, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.1 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits.

Item No.	Item	Method of Filing

10.17	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Filed with this Report.
10.18	Marten Transport, Ltd. Deferred Compensation Plan	Filed with this Report.
10.19	Form of Performance Unit Award Agreement	Filed with this Report.

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

MARTEN TRANSPORT, LTD.

Dated: November 9, 2010	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2010	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2010

Item No.	Item	Method of Filing

10.17	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Filed with this Report.
10.18	Marten Transport, Ltd. Deferred Compensation Plan	Filed with this Report.
10.19	Form of Performance Unit Award Agreement	Filed with this Report.
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