Form 10-K
period 2010-12-31
MARTEN TRANSPORT LTD
filed 2011-03-15
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

As of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $348,723,000.

As of March 1, 2011, 21,950,252 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 3, 2011, or 2011 Proxy Statement.

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

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2010, we generated $516.9 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 83% of our truckload revenue resulted from hauling temperature-sensitive products and 17% from hauling dry freight.  We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest.  We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions.  In 2010, our average length of haul was 655 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity.  We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service.  With our fleet of 2,146 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reporting segments – Truckload and Logistics.  Financial information regarding these segments can be found in Footnote 13 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  We continue to expand our regional truckload operations, which represented 52% of our tractor fleet as of December 31, 2010.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2010, our two largest customers were General Mills and Kraft.

Our marketing efforts are conducted by a staff of approximately 135 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We employ technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

•
Terrestrial- and satellite-based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download operating information such as fuel mileage and idling time for the tractor engines and temperature setting and run time for the temperature-control units on our trailers.

•
Freight optimization software that assists us in selecting loads that match our overall criteria, including profitability, repositioning, identifying capacity for expedited loads, driver availability and home time, and other factors.

•	Electronic data interchange and internet communication with customers concerning freight tendering, invoices, shipment status, and other information.

•	Electronic onboard recorders in our tractors to monitor drivers’ hours of service.

•	Auxiliary power units installed on our company-owned tractors that allow us to decrease fuel costs associated with idling our tractors.

•	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our fuel network.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 9.6% during 2010, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue, and our top ten customers accounted for 52% of our revenue.  Nine of our top ten customers have been significant customers of ours for over ten years. We believe we are the largest temperature-sensitive carrier for six of our top ten customers.  General Mills accounted for 18% and Kraft accounted for 10% of our revenue in 2010.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 175 of our drivers as of December 31, 2010 have driven more than one million miles for us without a preventable accident, while approximately 51 of our drivers have driven more than two million miles and eight have driven more than three million miles for us without a preventable accident.

We select drivers, including independent contractors, using our specific guidelines for safety records, including drivers’ Compliance, Safety, Accountability, or CSA, scores, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at a number of our terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is normally intense and is expected to increase as a result of recent regulatory changes mandated by CSA. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

As of December 31, 2010, we had approximately 2,678 employees. This total consists of approximately 2,083 drivers, 224 mechanics and maintenance personnel, and 371 support personnel, which includes management and administration. As of that date, we also contracted with 86 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2010, we operated a fleet of 2,146 tractors, including 2,060 company-owned tractors and 86 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2010 was approximately 2.5 years.  In 2010, we replaced most of our company-owned tractors within approximately 4.5 years after purchase.

Peterbilt and Freightliner manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy, and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value, and we therefore could incur losses upon disposition if resale values of used tractors decline.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010, and thereafter.  All tractor engines in our fleet as of December 31, 2010 were manufactured prior to January 2010 and, therefore, were not required to meet the revised design requirements.  Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet more stringent engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 4.0% as of December 31, 2010 compared to 7.8% as of December 31, 2009 and 7.9% as of December 31, 2008.

As of December 31, 2010, we operated a fleet of 3,928 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long and 102 inches wide. The average age of our trailer fleet at December 31, 2010 was approximately 2.8 years. In 2010, we replaced most of our company-owned trailers within approximately six years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2010, over 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.  We have also invested in satellite tracking equipment for our temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaces the former SafeStat system and attempts to use more roadside data to identify behaviors that predict safety issues, be more proactive with intervention and maximize compliance monitoring resources.  The implementation of CSA could remove a significant number of drivers from the industry as carriers will be less willing to hire and retain drivers with marginal ratings, which will increase competition for qualified drivers.

In December 2010, the FMCSA issued a regulatory proposal that would revise hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The proposal retains the current “34-hour restart” provision allowing drivers to restart the clock on their weekly 60 hours per seven-day period or 70 hours per eight-day period by taking at least 34 consecutive hours off-duty.  However, the restart period would be required to include two consecutive off-duty periods from midnight to 6:00 a.m.  Additionally, the proposal would require drivers to complete all on-duty work within a 14-hour window, including at least a one hour break.  The proposal leaves open for comment whether drivers’ daily driving time should remain at 11 hours or be reduced to 10 hours, with 10 hours the preference of the FMCSA.  A final rule is expected by July 2011.  Should the proposed changes be finalized, including a reduction in the daily driving time, tractor productivity would decrease and a loss of efficiency could be caused as drivers and shippers may need to be retrained, computer programming may require modifications and some shipping lanes may need to be reconfigured.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic onboard recorders, which our tractor fleet is substantially equipped with as of December 31, 2010.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010, and thereafter.  All tractor engines in our fleet as of December 31, 2010 were manufactured prior to January 2010 and, therefore, were not required to meet the revised design requirements. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet more stringent engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2008 through 2010.

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

Instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results. If the credit markets and the economy weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  We may need to incur additional indebtedness, which may include drawing on our Credit Facility, or issue debt securities in the future to fund working capital requirements, make investments, or for general corporate purposes.  Additionally, stresses in the credit market causes uncertainty in the equity markets, which may result in volatility of the market price for our securities.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2010, our top 30 customers, based on revenue, accounted for approximately 78% of our revenue; our top ten customers accounted for approximately 52% of our revenue; our top five customers accounted for approximately 41% of our revenue; and our top two customers accounted for approximately 28% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010, and thereafter.  All tractor engines in our fleet as of December 31, 2010 were manufactured prior to January 2010 and, therefore, were not required to meet the revised design requirements. Compliance with these regulations has increased the cost of our new tractors, lowered fuel mileage and increased our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet more stringent engine design requirements imposed by the EPA. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaces the former SafeStat system and attempts to use more roadside data to identify behaviors that predict safety issues, be more proactive with intervention and maximize compliance monitoring resources.  The implementation of CSA could remove a significant number of drivers from the industry as carriers will be less willing to hire and retain drivers with marginal ratings, which will increase competition for qualified drivers.

In December 2010, the FMCSA issued a regulatory proposal that would revise hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The proposal retains the current “34-hour restart” provision allowing drivers to restart the clock on their weekly 60 hours per seven-day period or 70 hours per eight-day period by taking at least 34 consecutive hours off-duty.  However, the restart period would be required to include two consecutive off-duty periods from midnight to 6:00 a.m.  Additionally, the proposal would require drivers to complete all on-duty work within a 14-hour window, including at least a one hour break.  The proposal leaves open for comment whether drivers’ daily driving time should remain at 11 hours or be reduced to 10 hours, with 10 hours the preference of the FMCSA.  A final rule is expected by July 2011.  Should the proposed changes be finalized, including a reduction in the daily driving time, tractor productivity would decrease and a loss of efficiency could be caused as drivers and shippers may need to be retrained, computer programming may require modifications and some shipping lanes may need to be reconfigured.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic onboard recorders, which our tractor fleet is substantially equipped with as of December 31, 2010.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  The State of California has enacted legislation which requires tractors weighing more than 10,000 pounds to use alternative sources, such as auxiliary power units, when powering their cabs at idle for more than five minutes.  The State of California has also enacted legislation requiring compliance with exhaust emissions standards for refrigeration units on trailers.  Compliance is being phased in by the state, which began with 2001 and earlier models.  Given our investment in auxiliary power units for our tractors and the average age of our trailer fleet, we do not expect these regulations will have a significant impact on our operations or financial results.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow.  The transportation industry has historically experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  With increased competition for drivers, including the impact that recent regulatory changes mandated by CSA may have on the number of drivers in the transportation industry, we could experience greater difficulty in attracting sufficient numbers of qualified drivers.  In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically.  Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add.  Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let trucks sit idle.  An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.  We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, auxiliary power units for our tractors, satellite tracking equipment for the temperature-control units on our trailers, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements, or execute successful hedges in the future. Additionally, we may encounter decreases in productivity that may offset or eliminate savings from auxiliary power units or satellite tracking equipment, or may incur unexpected maintenance or other costs associated with such units. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Company Locations	Owned or Leased	Maintenance	Fueling	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X	X
Ontario, California	Owned	X	X		X		X
Atlanta, Georgia	Owned	X	X		X	X	X
Portland, Oregon	Owned	X	X			X	X
Indianapolis, Indiana	Owned	X	X		X	X	X
Irving, Texas	Leased	X	X		X	X	X
Lakeland, Florida	Leased	X				X	X
Phoenix, Arizona	Leased	X		X	X	X	X
Memphis, Tennessee	Leased	X		X	X	X	X
Richmond, Virginia	Leased				X	X
Laredo, Texas	Leased	X				X

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of March 1, 2011, are as follows:

Name	Age	Position
Randolph L. Marten	58	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	63	President

Robert G. Smith	67	Chief Operating Officer

Timothy P. Nash	59	Executive Vice President of Sales and Marketing

James J. Hinnendael	47	Chief Financial Officer

John H. Turner	49	Vice President of Sales

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

James J. Hinnendael has been our Chief Financial Officer since January 2006 and served as our Controller from January 1992 to December 2005.  Mr. Hinnendael served in various professional capacities with Ernst & Young LLP, a public accounting firm, from 1987 to December 1991.  Mr. Hinnendael is a certified public accountant.

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

	Common Stock Price
Year ended December 31, 2010	High	Low
Fourth Quarter	$24.36	$20.08
Third Quarter	24.25	17.00
Second Quarter	23.54	18.75
First Quarter	20.52	16.66

Year ended December 31, 2009
Fourth Quarter	$18.82	$16.40
Third Quarter	21.46	16.05
Second Quarter	22.50	17.75
First Quarter	19.57	14.49

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On March 1, 2011, we had 202 record stockholders, and approximately 1,198 beneficial stockholders of our common stock.

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter.  The first two quarterly cash dividends of $0.02 per share of common stock were paid in September and December 2010.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility.  Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2010, 2009, or in the remainder of 2008.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Research Data Group, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2005, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006
FOR THE YEAR
Operating revenue	$516,920	$505,874	$607,099	$560,017	$518,890
Operating income	35,289	29,359	32,705	27,801	41,169
Net income	19,742	16,267	18,071	14,968	24,518
Operating ratio(1)	93.2%	94.2%	94.6%	95.0%	92.1%

PER-SHARE DATA
Basic earnings per common share	$0.90	$0.74	$0.83	$0.69	$1.13
Diluted earnings per common share	0.90	0.74	0.82	0.68	1.12
Dividends paid per common share	0.04	—	—	—	—
Book value	13.48	12.56	11.79	10.92	10.20

AT YEAR END
Total assets	$460,308	$414,838	$397,443	$407,390	$410,822
Long-term debt	19,346	1,499	2,857	44,643	58,659
Stockholders’ equity	295,904	274,907	257,451	238,213	221,906

(1)	Represents operating expenses as a percentage of operating revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating revenue increased $11.0 million, or 2.2%, in 2010.  This increase was primarily due to fuel surcharge revenue increasing by $20.2 million, or 36.2%, caused by significantly higher fuel prices in 2010.  Our operating revenue, net of fuel surcharges, decreased $9.1 million, or 2.0%, compared with 2009.  Truckload segment revenue, net of fuel surcharges, decreased 6.1% primarily due to a decrease in our average fleet size of 253 tractors, or 10.7%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.2% in 2010.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 51.8% of our truckload fleet as of December 31, 2010 from 25.9% as of December 31, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 13.9% reduction from 2009 in average length of haul to 655 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 11.7% compared with 2009.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services, and in the logistics services provided by MWL.  Logistics revenue represented 24.0% of our operating revenue in 2010 compared to 21.6% in 2009 and 16.3% in 2008.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $2.99 per gallon in 2010 from $2.47 per gallon in 2009.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.2% in 2010 from 94.2% in 2009.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.0% for 2010 from 93.5% for 2009.  Our net income increased to $19.7 million in 2010 from $16.3 million in 2009.  The increased profitability in 2010 was primarily due to the improvement in our overall cost structure and the increase in revenue per tractor per week in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2010, we had approximately $4.4 million of cash and cash equivalents and marketable securities, net of checks issued in excess of cash balances, $19.3 million of long-term debt, including current maturities, and $295.9 million in stockholders’ equity.  In 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $69.3 million and to partially construct two regional operating facilities in the amount of $9.6 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $50 million in 2011.  We paid our first two quarterly cash dividends of $0.02 per share of common stock in the third and fourth quarters of 2010 totaling $877,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Share-based Payment Arrangement Compensation

Total share-based compensation expense recorded in 2010 was $1.3 million ($776,000 net of income tax benefit), in 2009 was $586,000 ($353,000 net of income tax benefit) and in 2008 was $666,000 ($432,000 net of income tax benefit).  All share-based compensation expense is recorded in salaries, wages and benefits expense.  Unrecognized compensation expense from unvested service-based stock option awards was $1.9 million as of December 31, 2010 and is expected to be recorded over a weighted-average period of 3.3 years.  Unrecognized compensation expense from unvested performance unit awards was $875,000 as of December 31, 2010 and will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2014.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2010	2009	2008
Truckload Segment:
Total Truckload revenue (in thousands)	$392,764	$396,795	$508,186
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	2,968	2,822	3,124
Average tractors(1)	2,105	2,358	2,352
Average miles per trip	655	761	853
Total miles – company-employed drivers (in thousands)	193,342	206,894	222,043
Total miles – independent contractors (in thousands)	13,776	23,415	32,081

Logistics Segment:
Total Logistics revenue (in thousands)	$124,156	$109,079	$98,913
Brokerage:
Marten Transport
Revenue (in thousands)	$41,219	$35,014	$24,746
Loads	21,896	18,932	11,621
MWL
Revenue (in thousands)	$35,247	$32,160	$37,569
Loads	18,704	17,868	18,789
Intermodal:
Revenue (in thousands)	$47,690	$41,905	$36,598
Loads	20,150	18,090	11,513
Average tractors	67	62	53

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 86, 177 and 188 tractors as of December 31, 2010, 2009 and 2008, respectively.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2010	2009	2010 vs. 2009	2010 vs. 2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$325,791	$346,983	$(21,192)	(6.1)%
Truckload fuel surcharge revenue	66,973	49,812	17,161	34.5
Total Truckload revenue	392,764	396,795	(4,031)	(1.0)

Logistics revenue, net of intermodal fuel surcharge revenue(1)	115,223	103,166	12,057	11.7
Intermodal fuel surcharge revenue	8,933	5,913	3,020	51.1
Total Logistics revenue	124,156	109,079	15,077	13.8

Total operating revenue	$516,920	$505,874	$11,046	2.2%

Operating income:
Truckload	$28,680	$22,827	$5,853	25.6%
Logistics	6,609	6,532	77	1.2
Total operating income	$35,289	$29,359	$5,930	20.2%

Operating ratio(2):
Truckload	92.7%	94.2%		(1.6)%
Logistics	94.7	94.0		0.7
Consolidated operating ratio	93.2%	94.2%		(1.1)%

(1)
Logistics revenue is net of $9.1 million and $10.2 million of inter-segment revenue in 2010 and 2009, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $11.0 million, or 2.2%, to $516.9 million in 2010 from $505.9 million in 2009.  Our operating revenue, net of fuel surcharges, decreased $9.1 million, or 2.0%, to $441.0 million in 2010 from $450.1 million in 2009.  The decrease in operating revenue, net of fuel surcharges, was due to a decrease in truckload revenue, net of fuel surcharges, partially offset by growth in logistics revenue.  Fuel surcharge revenue increased to $75.9 million in 2010 from $55.7 million in 2009, caused by significantly higher fuel prices in 2010.

Truckload segment revenue decreased $4.0 million, or 1.0%, to $392.8 million in 2010 from $396.8 million in 2009.  Truckload segment revenue, net of fuel surcharges, decreased 6.1% primarily due to a decrease in our average fleet size of 253 tractors, or 10.7%, partially offset by an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.2% in 2010 from 2009.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 51.8% of our truckload fleet as of December 31, 2010 from 25.9% as of December 31, 2009.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 13.9% reduction from 2009 in average length of haul to 655 miles.  The improvement in our overall cost structure and the increase in revenue per tractor per week primarily caused the increase in profitability from 2009.

Logistics segment revenue increased $15.1 million, or 13.8%, to $124.2 million in 2010 from $109.1 million in 2009.  Logistics segment revenue, net of intermodal fuel surcharges, increased 11.7%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services, and in the logistics services provided by MWL.  The increase in the operating ratio for our logistics segment in 2010 was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage revenue due to carrier constraints.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2010 vs. 2009	2010 vs. 2009	2010	2009

Operating revenue	$11,046	2.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(7,233)	(5.2)	25.4	27.4
Purchased transportation	3,831	3.6	21.4	21.1
Fuel and fuel taxes	15,029	15.0	22.2	19.7
Supplies and maintenance	(3,005)	(7.9)	6.8	7.6
Depreciation	(1,153)	(2.2)	10.0	10.5
Operating taxes and licenses	(450)	(6.7)	1.2	1.3
Insurance and claims	(3,323)	(16.7)	3.2	3.9
Communications and utilities	(206)	(4.9)	0.8	0.8
Gain on disposition of revenue equipment	520	31.9	(0.2)	(0.3)
Other	1,106	10.2	2.3	2.2
Total operating expenses	5,116	1.1	93.2	94.2
Operating income	5,930	20.2	6.8	5.8
Net interest expense (income)	(58)	(181.3)	-	-
Income before income taxes	5,988	20.4	6.8	5.8
Less: Income before income taxes attributable to noncontrolling interest	47	8.0	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	5,941	20.7	6.7	5.7
Provision for income taxes	2,466	19.8	2.9	2.5
Net income	$3,475	21.4%	3.8%	3.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The decrease in salaries, wages and benefits resulted primarily from a 6.6% decrease in the total miles driven by company drivers coupled with a broader implementation of our per diem pay structure for our drivers from  2009 to 2010.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $3.8 million in total, or 3.6%, in 2010 from 2009.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $12.7 million to $93.5 million in 2010 from $80.7 million in 2009.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $8.9 million in 2010, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $4.2 million, or 8.0%, to $47.9 million in 2010 from $52.1 million in 2009.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $8.9 million in 2010 and $7.9 million in 2009.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to a 6.6% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above, which were partially offset by a significant increase in the DOE national average cost of fuel to $2.99 per gallon in 2010 from $2.47 per gallon in 2009.  Net fuel expense represented 13.1% of truckload and intermodal revenue, net of fuel surcharges, in 2010, compared with 13.6% in 2009.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The decrease in supplies and maintenance in 2010 primarily resulted from a decrease in outside vendor maintenance on our revenue equipment which we were able to achieve by increasing the capacity of our regional maintenance facilities.  Our maintenance practices were consistent with 2009.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $3.3 million decrease in insurance and claims in 2010 was primarily due to a decrease in the cost of our self-insured auto liability and workers’ compensation accident claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment decreased to $1.1 million in 2010 from $1.6 million in 2009 as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.  We do not expect our gain on disposition to improve in the near future as we believe that there are few buyers with adequate financing in comparison with available inventory.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.2% in 2010 from 94.2% in 2009.  The operating ratio for our Truckload segment improved to 92.7% from 94.2% in 2009 and the operating ratio for our Logistics segment increased to 94.7% from 94.0% in 2009.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.0% for 2010 from 93.5% for 2009.

Our effective income tax rate was 43.1% in 2010 and 43.4% in 2009.

As a result of the factors described above, net income increased to $19.7 million in 2010 from $16.3 million in 2009.  Net earnings increased to $0.90 per diluted share in 2010 from $0.74 per diluted share in 2009.

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2009 vs. 2008	2009 vs. 2008	2009	2008

Operating revenue	$(101,225)	(16.7)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(13,864)	(9.1)	27.4	25.1
Purchased transportation	(6,598)	(5.8)	21.1	18.6
Fuel and fuel taxes	(75,994)	(43.2)	19.7	29.0
Supplies and maintenance	(155)	(0.4)	7.6	6.3
Depreciation	3,364	6.8	10.5	8.2
Operating taxes and licenses	(57)	(0.8)	1.3	1.1
Insurance and claims	(5,513)	(21.7)	3.9	4.2
Communications and utilities	430	11.5	0.8	0.6
Gain on disposition of revenue equipment	1,034	38.8	(0.3)	(0.4)
Other	(526)	(4.6)	2.2	1.9
Total operating expenses	(97,879)	(17.0)	94.2	94.6
Operating income	(3,346)	(10.2)	5.8	5.4
Net interest expense (income)	(926)	(96.7)	-	0.2
Income before income taxes	(2,420)	(7.6)	5.8	5.2
Less: Income before income taxes attributable to noncontrolling interest	(536)	(47.9)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	(1,884)	(6.2)	5.7	5.0
Provision for income taxes	(80)	(0.6)	2.5	2.1
Net income	$(1,804)	(10.0)%	3.2%	3.0%

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

Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $9.3 million, or 15.2%, to $52.1 million in 2009 from $61.4 million in 2008.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $7.9 million in 2009 and $18.2 million in 2008.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  The decrease in net fuel expense was primarily due to a significant decrease in the DOE national average cost of fuel to $2.47 per gallon in 2009 from $3.80 per gallon in 2008, a 6.8% decrease in the total miles driven by our company-owned fleet and to the cost control measures stated above.  Net fuel expense represented 13.6% of truckload and intermodal revenue, net of fuel surcharges, in 2009, compared with 14.9% in 2008.

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

The $5.5 million decrease in insurance and claims in 2009 was primarily due to a decrease in the cost of our self-insured auto liability and workers’ compensation accident claims and to reduced physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment decreased to $1.6 million in 2009 from $2.7 million in 2008 as a result of a decrease in the market value for used revenue equipment, which was partially offset by an increase in the number of trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio”, was 94.2% in 2009 compared with 94.6% in 2008.  The operating ratio for our Truckload segment decreased to 94.2% from 94.9% in 2008 and the operating ratio for our Logistics segment increased to 94.0% from 93.3% in 2008.  The more broad implementation of our per diem pay structure for our drivers in 2009 positively impacted our operating ratio in 2009 compared with 2008.

The decrease in net interest expense of $926,000, or 96.7%, in 2009 from 2008 was primarily the result of lower average debt balances outstanding.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows provided by (used for) financing activities for the years indicated.

(In thousands)	2010	2009	2008

Net cash flows provided by operating activities	$64,522	$81,686	$77,044
Net cash flows (used for) investing activities	(81,181)	(77,164)	(37,602)
Net cash flows provided by (used for) financing activities	16,555	(1,507)	(40,665)

In 2010, net cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $69.3 million and to partially construct two regional operating facilities in the amount of $9.6 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $50 million in 2011. We paid our first two quarterly cash dividends of $0.02 per share of common stock in the third and fourth quarters of 2010 totaling $877,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At December 31, 2010, the credit facility had an outstanding principal balance of $19.3 million, outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $22.4 million.  The $19.3 million increase in the outstanding principal balance of the credit facility from December 31, 2009 primarily resulted from the excess of capital expenditures, net of proceeds from dispositions, over the amount of net cash flows provided by operating activities.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at December 31, 2010.  The $19.3 million outstanding principal balance on the credit facility was classified as a current liability in our consolidated balance sheet as of December 31, 2010 because the maturity date of the facility is within the next twelve months.  Prior to the maturity of our current credit agreement, we plan on entering into an agreement with a bank, subject to agreement by such bank, for a credit agreement that also provides for an unsecured committed credit facility.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at December 31, 2010.

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2010, 2009, or in the remainder of 2008.  The repurchase program does not have an expiration date.

The following is a summary of our contractual obligations as of December 31, 2010.

	Payments Due by Period
		2012	2014
		And	And
(In thousands)	2011	2013	2015	Thereafter	Total
Long-term debt obligations	$19,346	$—	$—	$—	$19,346
Purchase obligations for revenue equipment	9,381	—	—	—	9,381
Building construction obligations	2,856	—	—	—	2,856
Operating lease obligations	627	459	3	—	1,089
Total	$32,210	$459	$3	$—	$32,672

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $815,000 in 2010, $796,000 in 2009 and $1.4 million in 2008 for fuel and tire services. In addition, we paid $1.7 million in 2010, $1.5 million in 2009 and $2.3 million in 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $262,000 in 2010, $1.1 million in 2009 and $564,000 in 2008 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

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

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2010.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $170,000 as of December 31, 2010 and $245,000 as of December 31, 2009.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $372.1 million as of December 31, 2010 and $341.5 million as of December 31, 2009. Our depreciation expense was $51.9 million in 2010, $53.1 million in 2009 and $49.7 million in 2008.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2010 by approximately $8.1 million, or 2.2%.

In 2010, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 44.3% of cost at the six-year replacement date as using a six-year useful life and 44.3% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a six-year useful life and 44.3% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $17.7 million as of December 31, 2010, and $19.2 million as of December 31, 2009. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2010 would have needed to increase by approximately $3.7 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all stock options granted after December 31, 2005 net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period (normally the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock options require the input of highly subjective assumptions, including the expected life of the stock options and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, stock option compensation expense could be materially different in the future.

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

We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in 2010, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.6 million.

We have historically been able to pass through a significant portion of long-term increases in diesel fuel prices and related taxes to customers in the form of fuel surcharges.  Fuel surcharge programs are widely accepted among our customers, though they can vary somewhat from customer-to-customer.  These fuel surcharges, which adjust weekly with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase.  These fuel surcharge provisions are not effective in mitigating the fuel price increases related to non-revenue miles or fuel used while the tractor is idling.  In addition, we have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

While we do not currently have any outstanding hedging instruments to mitigate this market risk, we may enter into derivatives or other financial instruments to hedge a portion of our fuel costs in the future.

Our market risk is also affected by changes in interest rates.  We maintain a revolving credit facility which bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at December 31, 2010.  As of December 31, 2010, we had borrowed $19.3 million under the credit facility.  Based on such outstanding amount, a one percentage point increase in market interest rates would cost us $193,000 in additional gross interest cost on an annual basis.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 34 of this Report.

March 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51,” (FASB ASC 810-10-65-1, “Consolidation”) in 2009.

KPMG LLP

Minneapolis, Minnesota
March 15, 2011

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,306	$5,410
Marketable securities	138	118
Receivables:
Trade, less allowances of $170 and $245, respectively	51,094	45,434
Other	12,968	4,382
Prepaid expenses and other	13,406	12,328
Deferred income taxes	4,794	5,172
Total current assets	87,706	72,844
Property and equipment:
Revenue equipment	469,437	455,641
Buildings and land	25,678	18,763
Office equipment and other	20,507	16,723
Less accumulated depreciation	(143,563)	(149,670)
Net property and equipment	372,059	341,457
Other assets	543	537
	$460,308	$414,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$1,066	$1,671
Accounts payable	17,800	16,308
Insurance and claims accruals	17,653	19,222
Accrued liabilities	12,724	15,588
Current maturities of long-term debt	19,346	1,428
Total current liabilities	68,589	54,217
Long-term debt, less current maturities	—	71
Deferred income taxes	95,815	85,643
Total liabilities	164,404	139,931
Commitments and contingencies (Note 12)
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares
authorized; 21,950,252 shares at December 31, 2010,
and 21,885,073 shares at December 31, 2009, issued
and outstanding	220	219
Additional paid-in capital	78,428	76,477
Retained earnings	215,345	196,480
Total Marten Transport, Ltd. stockholders’ equity	293,993	273,176
Noncontrolling interest	1,911	1,731
Total stockholders’ equity	295,904	274,907
	$460,308	$414,838

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2010	2009	2008
Operating revenue	$516,920	$505,874	$607,099
Operating expenses (income):
Salaries, wages and benefits	131,519	138,752	152,616
Purchased transportation	110,408	106,577	113,175
Fuel and fuel taxes	114,927	99,898	175,892
Supplies and maintenance	35,218	38,223	38,378
Depreciation	51,916	53,069	49,705
Operating taxes and licenses	6,222	6,672	6,729
Insurance and claims	16,573	19,896	25,409
Communications and utilities	3,964	4,170	3,740
Gain on disposition of revenue equipment	(1,110)	(1,630)	(2,664)
Other	11,994	10,888	11,414
	481,631	476,515	574,394
Operating income	35,289	29,359	32,705
Net interest expense (income)	(26)	32	958
Income before income taxes	35,315	29,327	31,747
Less: Income before income taxes attributable
to noncontrolling interest	631	584	1,120
Income before income taxes
attributable to Marten Transport, Ltd.	34,684	28,743	30,627
Provision for income taxes	14,942	12,476	12,556
Net income	$19,742	$16,267	$18,071
Basic earnings per common share	$0.90	$0.74	$0.83
Diluted earnings per common share	$0.90	$0.74	$0.82
Dividends paid per common share	$0.04	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2007	21,812	$218	$74,570	$162,142	$1,283	$238,213
Net income	—	—	—	18,071	—	18,071
Repurchase and retirement of common stock	(67)	—	(810)	—	—	(810)
Issuance of common stock from share-based payment arrangement exercises	85	—	356	—	—	356
Tax benefits from share-based payment arrangement exercises	—	—	523	—	—	523
Share-based payment arrangement compensation expense	—	—	666	—	—	666
Income before income taxes attributable to noncontrolling interest	—	—	—	—	1,120	1,120
Noncontrolling interest distributions	—	—	—	—	(688)	(688)
Balance at December 31, 2008	21,830	218	75,305	180,213	1,715	257,451
Net income	—	—	—	16,267	—	16,267
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	255	—	—	255
Share-based payment arrangement compensation expense	—	—	586	—	—	586
Income before income taxes attributable to noncontrolling interest	—	—	—	—	584	584
Noncontrolling interest distributions	—	—	—	—	(568)	(568)
Balance at December 31, 2009	21,885	219	76,477	196,480	1,731	274,907
Net income	—	—	—	19,742	—	19,742
Issuance of common stock from share-based payment arrangement exercises	65	1	302	—	—	303
Tax benefits from share-based payment arrangement exercises	—	—	385	—	—	385
Share-based payment arrangement compensation expense	—	—	1,264	—	—	1,264
Dividends on common stock	—	—	—	(877)	—	(877)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	631	631
Noncontrolling interest distributions	—	—	—	—	(451)	(451)
Balance at December 31, 2010	21,950	$220	$78,428	$215,345	$1,911	$295,904

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2010	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$19,742	$16,267	$18,071
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	51,916	53,069	49,705
Gain on disposition of revenue equipment	(1,110)	(1,630)	(2,664)
Deferred income taxes	10,550	5,563	4,842
Tax benefits from share-based payment arrangement exercises	385	255	523
Excess tax benefits from share-based
payment arrangement exercises	(338)	(223)	(456)
Share-based payment arrangement compensation expense	1,264	586	666
Income before income taxes attributable to noncontrolling interest	631	584	1,120
Changes in other current operating items:
Receivables	(14,246)	7,712	186
Prepaid expenses and other	(1,078)	1,377	118
Accounts payable	348	3,519	(2,066)
Insurance and claims accruals	(1,569)	(2,164)	3,955
Accrued liabilities	(1,973)	(3,229)	3,044
Net cash provided by operating activities	64,522	81,686	77,044
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(109,345)	(104,842)	(64,509)
Proceeds from revenue equipment dispositions	40,062	32,876	31,938
Buildings and land, office equipment and other additions	(11,959)	(7,948)	(4,055)
Proceeds from buildings and land, office equipment
and other dispositions	87	31	—
Purchases of marketable securities	(20)	(113,170)	(28,146)
Sales of marketable securities	—	115,656	25,892
Net change in other assets	(6)	233	1,278
Net cash used for investing activities	(81,181)	(77,164)	(37,602)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	160,395	1,115	154,267
Repayment of borrowings under credit facility and long-term debt	(142,548)	(2,473)	(196,053)
Dividends on common stock	(877)	—	—
Issuance of common stock from share-based payment
arrangement exercises	303	332	356
Excess tax benefits from share-based
payment arrangement exercises	338	223	456
Change in net checks issued in excess of cash balances	(605)	(136)	1,807
Noncontrolling interest distributions	(451)	(568)	(688)
Repurchase and retirement of common stock	—	—	(810)
Net cash provided by (used for) financing activities	16,555	(1,507)	(40,665)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(104)	3,015	(1,223)
CASH AND CASH EQUIVALENTS:
Beginning of year	5,410	2,395	3,618
End of year	$5,306	$5,410	$2,395
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$225	$200	$1,240
Income taxes	$13,789	$4,905	$6,368
Non-cash investing activities:
Change in property and equipment not yet paid for	$253	$(1,288)	$(468)

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of December 31, 2010, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $6.4 million and $3.9 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by MWL.

Cash and cash equivalents:  Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Accounts at banks with an aggregate excess of the amount of checks issued over cash balances are included in current liabilities in the accompanying consolidated balance sheets, with changes in such accounts included as a financing activity in the accompanying consolidated statements of cash flows.

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

Years
Tractors	5
Trailers	7
Service and other equipment	3-15
Buildings and improvements	20-40

In 2010, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately six years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $8.3 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 18% and 10% of our revenue in 2010 from two single customers whose trade receivables represented 11% and 12%, respectively, of our trade receivables as of December 31, 2010. We earned 20% and 12% of our revenue in 2009 from two single customers whose trade receivables represented 11% and 16%, respectively, of our trade receivables as of December 31, 2009.  We earned 19% and 10% of our revenue in 2008 from two single customers.

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

Share-based payment arrangement compensation:  Under our stock incentive plans, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including incentive and non-statutory stock options and performance unit awards.  We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options and performance unit awards, to be recognized in the income statement based on their fair values at the date of grant.

Earnings per common share:  Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and performance unit awards had been issued using the treasury stock method.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Segment reporting:  We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting.  We have six operating segments that have been aggregated into two reporting segments (Truckload and Logistics) for financial reporting purposes.  See Note 13 for more information.

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

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2010	2009
License fees	$3,894	$4,009
Tires in service	3,049	2,912
Parts and tires inventory	2,826	2,222
Insurance premiums	992	905
Other	2,645	2,280
	$13,406	$12,328

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2010	2009
Accrued expenses	$6,024	$6,075
Vacation	3,110	3,146
Salaries and wages	1,820	1,795
Current income taxes	519	3,116
Other	1,251	1,456
	$12,724	$15,588

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

3.  Long-Term Debt

As of December 31, long-term debt consisted of the following:

(In thousands)	2010	2009
Unsecured committed credit facility in the
amount of $50 million with banks maturing in
September 2011	$19,346	$71
Secured B Senior Unsecured Notes which
matured in April 2010 and which bore
interest at 8.57%	-	1,428
Total long-term debt	19,346	1,499
Less current maturities of long-term debt	19,346	1,428
Long-term debt, less current maturities	$-	$71

We maintain a credit agreement that provides for a five-year unsecured committed credit facility (“credit facility”) maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At December 31, 2010, the credit facility had an outstanding principal balance of $19.3 million, outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $22.4 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at December 31, 2010.  The $19.3 million outstanding principal balance on the credit facility was classified as a current liability in our consolidated balance sheet as of December 31, 2010 because the maturity date of the facility is within the next twelve months.

            Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage.  We were in compliance with all of these covenants at December 31, 2010.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2010;

(a)           We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $815,000 in 2010, $796,000 in 2009 and $1.4 million in 2008 for fuel and tire services.  In addition, we paid $1.7 million in 2010, $1.5 million in 2009 and $2.3 million in 2008 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We had accounts payable to that company of $44,000 as of December 31, 2010 and $24,000 as of December 31, 2009.

(b)           We paid $262,000 in 2010, $1.1 million in 2009 and $564,000 in 2008 for various construction projects to a company in which one of our directors is the president and owner.  We had accounts payable to that company of $56,000 as of December 31, 2010, and no payables to that company as of December 31, 2009.

(c)           In August 2008, we acquired a building adjacent to our headquarters which will be used for maintenance and storage from our Chairman of the Board and Chief Executive Officer in a like-kind exchange for a partially constructed building of equal value owned by Marten Transport.  Each of the buildings were valued at $291,000 at the time of the exchange.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2010	2009	2008
Current:
Federal	$2,747	$6,084	$6,497
State	1,645	829	1,217
	4,392	6,913	7,714

Deferred:
Federal	10,761	4,472	4,549
State	(211)	1,091	293
	10,550	5,563	4,842
Total provision	$14,942	$12,476	$12,556

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2010	2009	2008
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	6	5	3
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	4	3
Other	(1)	(1)	—
Effective tax rate	43%	43%	41%

Our effective income tax rate was 43.1% in 2010, 43.4% in 2009 and 41.0% in 2008.  The increase in the effective rate from 2008 to 2009 was primarily due to the nondeductible effect of a per diem pay structure for our drivers adopted in the first quarter of 2008 which was more broadly implemented during 2009.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2010	2009
Deferred tax assets:
Reserves and accrued liabilities	$7,097	$7,452
Other	1,684	1,168
	8,781	8,620
Deferred tax liabilities:
Depreciation	97,510	86,823
Prepaid expenses	2,292	2,268
	99,802	89,091
Net deferred tax liability	$91,021	$80,471

We have not provided a valuation allowance against deferred tax assets at December 31, 2010 or 2009.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $215,000 as of December 31, 2010 and $158,000 as of December 31, 2009.  The $57,000 increase in the amount reserved in 2010 relates to current period tax positions.  The amount reserved as of December 31, 2009 was added in 2007 through 2009 relating to current period tax positions.  If recognized, $140,000 of the unrecognized tax benefits as of December 31, 2010 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2010.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2007 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2010	2009	2008
Numerator:
Net income	$19,742	$16,267	$18,071
Denominator:
Basic earnings per common share - weighted-average shares	21,927	21,870	21,787
Effect of dilutive stock options	104	114	144
Diluted earnings per common share - weighted-average shares and assumed conversions	22,031	21,984	21,931
Basic earnings per common share	$0.90	$0.74	$0.83
Diluted earnings per common share	$0.90	$0.74	$0.82

Options totaling 351,000, 418,100, and 310,600 shares were outstanding but were not included in the calculation of diluted earnings per share for 2010, 2009 and 2008, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation. Performance-based option awards totaling 107,000, 107,000 and 99,500 shares for 2010, 2009 and 2008, respectively, were also not included in the calculation of diluted earnings per share because the performance condition was not met.

Unvested performance unit awards (see Note 9) totaling 29,164 shares for 2010 were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7.  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  The first two quarterly cash dividends of $0.02 per share of common stock were paid in September and December 2010.

8.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2010, 2009, or in the remainder of 2008.  The repurchase program does not have an expiration date.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

9.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards.  Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth.  Options exercised and performance unit award shares issued represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2010, there were 535,600 shares reserved for issuance under options outstanding and 63,400 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2010, there were 153,582 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of stock options and performance unit awards, to be recognized in the income statement based on their fair values at the date of grant.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2010	2009	2008
Service-based options:
Expected option life in years(1)	6.1	6.1	6.2
Expected stock price volatility percentage(2)	39%	40%	40%
Risk-free interest rate percentage(3)	2.7%	2.5%	3.3%
Expected dividend yield(4)	0.05%	—	—
Fair value as of the date of grant	$9.31	$7.77	$7.76

Performance-based options:
Expected option life in years(1)	—	6.0	6.6
Expected stock price volatility percentage(2)	—	41%	39%
Risk-free interest rate percentage(3)	—	2.4%	3.3%
Expected dividend yield(4)	—	—	—
Fair value as of the date of grant	—	$8.55	$7.90

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

(3)	Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

(4)	Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the average stock price.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

Compensation costs associated with service-based option awards are recognized, net of an estimated forfeiture rate, over the requisite service period, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for retirement.  We immediately recognize the entire amount of share-based compensation cost for employees that are eligible for retirement at the date of grant.  For awards granted to employees approaching retirement eligibility, we recognize compensation cost on a straight-line basis over the period from the grant date through the retirement eligibility date.  Share-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the stated vesting period of the award.

All performance-based options outstanding, which totaled 107,000 shares, expired effective December 31, 2010.  The exercisability of the options was based upon our achievement of certain operating ratios for a period of fiscal years ending with 2010.  These criteria were not met, and accordingly, no compensation expense was recorded relating to these option awards.

In August 2010, we granted 63,400 performance unit awards under our 2005 Stock Incentive Plan to certain employees.  This was our first grant of such awards.  As of December 31, 2010 and each December 31st thereafter through December 31, 2014, each award will vest and become the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award.  The total vesting percentage for each of the five years is equal to the sum of a performance vesting percentage, which is the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points.  The goal of the awards is to incentivize the certain employees to increase our earnings an average of fifteen percent per year over five years, which, when combined with the five percent per year service-based component, would result in full vesting over five years.  The performance vesting percentage could be achieved earlier than in five years if annual earnings growth exceeds the average of fifteen percent, or not fully achieved if the annual earnings growth averages less than fifteen percent over the five-year period.  All payments will be made in shares of our common stock.  One half of the vested performance units will be paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

The fair value of each performance unit is based on the closing market price on the date of grant.  We recognize compensation expense for these awards based on the estimated number of units probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 1.25% of unvested outstanding awards will be forfeited each year.  This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Total share-based compensation expense recorded in 2010 was $1.3 million ($776,000 net of income tax benefit, $0.035 of earnings per basic and diluted share), in 2009 was $586,000 ($353,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), and in 2008 was $666,000 ($432,000 net of income tax benefit, $0.02 of earnings per basic and diluted share).  All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2010, 2009 and 2008, there was $338,000, $223,000 and $456,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2010, there was a total of $1.9 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.3 years, and $875,000 of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2014.

Option activity in 2010 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	765,361	$15.89
Granted	99,000	22.11
Exercised	(65,179)	4.65
Expired	(107,000)	21.35
Forfeited	(3,000)	17.83
Outstanding at December 31, 2010	689,182	$16.99
Exercisable at December 31, 2010	412,722	$15.30

The fair value of options granted in 2010 was $922,000 for service-based options.  The fair value of options granted in 2009 was $913,000 for service-based options and $64,000 for performance-based options.  The fair value of options granted in 2008 was $1.2 million for service-based options and $170,000 for performance-based options.  The total intrinsic value of options exercised in 2010, 2009 and 2008 was $1.0 million, $719,000 and $1.3 million, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2010, 2009 and 2008 were $303,000, $332,000 and $356,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable option awards as of December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Life(1)	Price(2)	Value(3)	Shares	Life(1)	Price(2)	Value(3)
Service-based options:
$4.14 - $5.78	102,956	1.5	$4.99	$1,687	102,956	1.5	$4.99	$1,687
$10.76	50,626	2.8	10.76	538	50,626	2.8	10.76	538
$15.45 - $23.59	535,600	5.6	19.88	988	259,140	5.5	20.28	401
	689,182	4.8	$16.99	$3,213	412,722	4.2	$15.30	$2,626

(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.
(3)	Represents the aggregate intrinsic value based on our closing stock price on December 31, 2010 for in-the-money options (in thousands).

Nonvested option awards as of December 31, 2010 and changes during 2010 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2009	266,080	$7.98	6.3
Granted	99,000	9.31	6.8
Vested	(85,620)	8.51	5.9
Forfeited	(3,000)	7.54	5.9
Nonvested at December 31, 2010	276,460	$8.30	5.7

Performance-based options:
Nonvested at December 31, 2009	107,000	$9.12	6.6
Expired	(107,000)	9.12	—
Nonvested at December 31, 2010	—	$—	—

The total fair value of options which vested during 2010, 2009 and 2008 was $729,000, $561,000 and $629,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes our nonvested performance unit award activity in 2010:

			Weighted Average
			Grant Date
	Shares		Fair Value
Nonvested at December 31, 2009	-		$-
Granted	63,400		20.73
Vested	(16,484	) (1)	20.73
Nonvested at December 31, 2010	46,916		$20.73

(1)
This number of performance unit award shares vested based on our financial performance in 2010 and will be distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2011.  The fair value of unit award shares that vested in 2010 was $342,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2010 was $16,500 for participants less than age 50 and $22,000 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the Board of Directors.  No elective contributions were made in 2010, 2009 or 2008.  Total expense recorded for the plan was $633,000 in 2010, $996,000 in 2009 and $1.0 million in 2008.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

10.  Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan.  The deferred compensation plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award.  Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment of the date the participant attains age 62.  Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution.  Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary.  We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code.  We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan.  In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan.  As of December 31, 2010, there were no participant account balances within the plan.

11.  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying value of our total long-term debt approximates fair value as the credit facility bears interest based upon a variable interest rate.

12.  Commitments and Contingencies

We are committed to: (a) purchase $9.4 million of new revenue equipment in 2011; (b) building construction expenditures of $2.9 million in 2011; and (c) operating lease obligation expenditures totaling $1.1 million through 2014.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our long-term financial position or results of operations, but could be material to the results of any individual period.

13.  Business Segments

We have six operating segments that have been aggregated into two reporting segments (Truckload and Logistics) for financial reporting purposes.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth for the years indicated our operating revenue and operating income by segment.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2010	2009	2008
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$325,791	$346,983	$384,264
Truckload fuel surcharge revenue	66,973	49,812	123,922
Total Truckload revenue	392,764	396,795	508,186

Logistics revenue, net of intermodal fuel surcharge revenue(1)	115,223	103,166	90,194
Intermodal fuel surcharge revenue	8,933	5,913	8,719
Total Logistics revenue	124,156	109,079	98,913

Total operating revenue	$516,920	$505,874	$607,099

Operating income:
Truckload	$28,680	$22,827	$26,055
Logistics	6,609	6,532	6,650
Total operating income	$35,289	$29,359	$32,705

(1)
Logistics revenue is net of $9.1 million, $10.2 million and $16.8 million of inter-segment revenue in 2010, 2009 and 2008, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

During 2010, more than 99% of our revenue was generated within the United States.  We earned 18% and 10% of our revenue in 2010 from two single customers whose trade receivables represented 11% and 12%, respectively, of our trade receivables as of December 31, 2010.  We earned 20% and 12% of our revenue in 2009 from two single customers whose trade receivables represented 11% and 16%, respectively, of our trade receivables as of December 31, 2009.  We earned 19% and 10% of our revenue in 2008 from two single customers.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

14.  Reclassifications

The net interest expense balances of $32,000 for 2009 and $958,000 for 2008 in our consolidated statements of operations have been reclassified to be consistent with the current presentation.  This reclassification does not have a material effect on our consolidated financial statements.

15.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2010 and 2009:

2010 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$125,812	$125,862	$128,674	$136,572
Operating income	7,034	9,193	9,986	9,076
Net income	3,892	5,158	5,482	5,210
Basic earnings per common share	0.18	0.24	0.25	0.24
Diluted earnings per common share	0.18	0.23	0.25	0.24

2009 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$121,955	$125,804	$129,395	$128,720
Operating income	7,251	7,503	6,536	8,069
Net income	4,053	4,477	3,472	4,265
Basic earnings per common share	0.19	0.20	0.16	0.19
Diluted earnings per common share	0.18	0.20	0.16	0.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2010, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2011 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant. Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.	Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2011 Proxy Statement is incorporated in this Report by reference.

D.	Procedure for Director Nominations by Security Holders. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.	Audit Committee Financial Expert. The information in the “Election of Directors—Board and Board Committees” section of our 2011 Proxy Statement is incorporated in this Report by reference.

F.	Identification of the Audit Committee. The information in the “Election of Directors—Board and Board Committees” section of our 2011 Proxy Statement is incorporated in this Report by reference.

G.	Code of Ethics for Senior Financial Management.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2011 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2011 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2011 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2011 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Part II, Item 8 of this Report):	Page

		Management’s Annual Report on Internal Control Over
		Financial Reporting	33

		Report of Independent Registered Public Accounting Firm	34

		Consolidated Balance Sheets as of December 31, 2010 and 2009	35

		Consolidated Statements of Operations for the years ended
		December 31, 2010, 2009 and 2008	36

		Consolidated Statements of Stockholders’ Equity
		for the years ended December 31, 2010, 2009 and 2008	37

		Consolidated Statements of Cash Flows for the years ended
		December 31, 2010, 2009 and 2008	38

		Notes to Consolidated Financial Statements	39

	2.	Financial Statement Schedules (Consolidated Financial Statement Schedule Included in Part IV of this Report):

		Schedule II – Valuation and Qualifying Accounts and Reserves	62

		Schedules not listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 63 through 65.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 8, 2011.  Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 1995 Stock Incentive Plan.

	(2)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(4)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

	(5)	Named Executive Officer Compensation.

	(6)	2011 Non-employee Director Compensation Summary.

	(7)	Form of Amended and Restated Change in Control Severance Agreement.

	(8)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement.

	(9)	Form of Non-employee Director Non-statutory Stock Option Agreement.

	(10)	Form of Performance Based Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan.

	(11)	2009 Non-Driver Employee Bonus Plan.

	(12)	Form of Indemnification Agreement.

	(13)	Marten Transport, Ltd. Deferred Compensation Plan.

	(14)	Form of Performance Unit Award Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2011	MARTEN TRANSPORT, LTD.

	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II
MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2010	$19,222	$24,892	$(26,461	)(1)	$17,653
Year ended December 31, 2009	21,386	28,695	(30,859	)(1)	19,222
Year ended December 31, 2008	17,431	37,271	(33,316	)(1)	21,386

Allowance for doubtful accounts:
Year ended December 31, 2010	245	(21)	(54	)(2)	170
Year ended December 31, 2009	380	30	(165	)(2)	245
Year ended December 31, 2008	315	78	(13	)(2)	380

(1)           Claims payments
(2)           Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2010

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
Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.12	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.13	2009 Non-Driver Employee Bonus Plan	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.14	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

Item No.	Item	Filing Method

10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-15010).

10.16	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.17	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.18	Form of Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.19	2011 Non-employee Director Compensation Summary	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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