Form 10-Q
period 2011-03-31
MARTEN TRANSPORT LTD
filed 2011-05-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,983,597 as of May 3, 2011.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$8,041	$5,306
Marketable securities	-	138
Receivables:
Trade, net	55,971	51,094
Other	4,299	12,968
Prepaid expenses and other	11,946	13,406
Deferred income taxes	5,332	4,794
Total current assets	85,589	87,706

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	511,812	515,622
Accumulated depreciation	(147,965)	(143,563)
Net property and equipment	363,847	372,059

Other assets	552	543

TOTAL ASSETS	$449,988	$460,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$-	$1,066
Accounts payable and accrued liabilities	33,206	30,524
Insurance and claims accruals	17,157	17,653
Current maturities of long-term debt	-	19,346
Total current liabilities	50,363	68,589

Deferred income taxes	99,210	95,815
Total liabilities	149,573	164,404

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,982,997 shares at March 31, 2011, and 21,950,252 shares at December 31, 2010, issued and outstanding	220	220
Additional paid-in capital	78,938	78,428
Retained earnings	219,001	215,345
Total Marten Transport, Ltd. stockholders’ equity	298,159	293,993
Noncontrolling interest	2,256	1,911

Total stockholders’ equity	300,415	295,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,988	$460,308

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2011	2010

OPERATING REVENUE	$137,856	$125,812

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	34,099	32,402
Purchased transportation	28,017	27,759
Fuel and fuel taxes	35,340	27,593
Supplies and maintenance	9,662	9,010
Depreciation	13,516	13,037
Operating taxes and licenses	1,417	1,505
Insurance and claims	4,301	3,852
Communications and utilities	1,122	813
Gain on disposition of revenue equipment	(768)	(199)
Other	3,541	3,006

Total operating expenses	130,247	118,778

OPERATING INCOME	7,609	7,034

NET INTEREST EXPENSE (INCOME)	19	(106)

INCOME BEFORE INCOME TAXES	7,590	7,140
Less: Income before income taxes attributable to noncontrolling interest	137	56

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	7,453	7,084

PROVISION FOR INCOME TAXES	3,358	3,192

NET INCOME	$4,095	$3,892

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.18

DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.18

DIVIDENDS PAID PER COMMON SHARE	$0.02	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
			Additional			Total
	Common Stock		Paid-in	Retained	Noncontrollling	Stockholders'
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2009	21,885	$219	$76,477	$196,480	$1,731	$274,907
Net income	-	-	-	3,892	-	3,892
Issuance of comm on stock from share-based payment arrangement exercises	36	-	160	-	-	160
Tax benefits from share-based payment arrangement exercises	-	-	191	-	-	191
Share-based payment arrangement compensation expense	-	-	159	-	-	159
Income before income taxes attributable to noncontrolling interest	-	-	-	-	56	56
Noncontrolling interest distributions and other, net	-	-	-	-	85	85
Balance at March 31, 2010	21,921	219	76,987	200,372	1,872	279,450
Net income	-	-	-	15,850	-	15,850
Issuance of common stock from share-based payment arrangement exercises	29	1	142	-	-	143
Tax benefits from share-based payment arrangement exercises	-	-	194	-	-	194
Share-based payment arrangement compensation expense	-	-	1,105	-	-	1,105
Dividends on common stock	-	-	-	(877)	-	(877)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	575	575
Noncontrolling interest distributions	-	-	-	-	(536)	(536)
Balance at December 31, 2010	21,950	220	78,428	215,345	1,911	295,904
Net income	-	-	-	4,095	-	4,095
Issuance of common stock from share-based payment arrangement exercises	25	-	105	-	-	105
Issuance of common stock from vesting of performance unit awards	8	-	-	-	-	-
Tax benefits from share-based payment arrangement exercises	-	-	167	-	-	167
Share-based payment arrangement compensation expense	-	-	238	-	-	238
Dividends on common stock	-	-	-	(439)	-	(439)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	137	137
Noncontrolling interest distributions and other, net	-	-	-	-	208	208
Balance at March 31, 2011	21,983	$220	$78,938	$219,001	$2,256	$300,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$4,095	$3,892
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,516	13,037
Gain on disposition of revenue equipment	(768)	(199)
Deferred income taxes	2,857	(1,303)
Tax benefits from share-based payment arrangement exercises	167	191
Excess tax benefits from share-based payment arrangement exercises	(149)	(164)
Share-based payment arrangement compensation expense	238	159
Income before income taxes attributable to noncontrolling interest	137	56
Changes in other current operating items:
Receivables	3,792	(2,023)
Prepaid expenses and other	1,460	1,532
Accounts payable and accrued liabilities	3,142	3,813
Insurance and claims accruals	(496)	(314)
Net cash provided by operating activities	27,991	18,677

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(10,192)	(34,948)
Proceeds from revenue equipment dispositions	7,453	10,017
Buildings and land, office equipment and other additions	(2,257)	(2,231)
Proceeds from buildings and land, office equipment and other dispositions	-	85
Net change in other assets	(9)	11
Sales of marketable securities	138	-
Net cash used for investing activities	(4,867)	(27,066)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	35,329	27,946
Repayment of borrowings under credit facility and long-term debt	(54,675)	(20,281)
Dividends on common stock	(439)	-
Issuance of common stock from share-based payment arrangement exercises	105	160
Excess tax benefits from share-based payment arrangement exercises	149	164
Change in net checks issued in excess of cash balances	(1,066)	(748)
Noncontrolling interest distributions and other, net	208	85
Net cash (used for) provided by financing activities	(20,389)	7,326

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,735	(1,063)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,306	5,410

End of period	$8,041	$4,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$29	$45
Income taxes	$(8,517)	$2,047
Non-cash investing activities:
Change in property and equipment not yet paid for	$(460)	$4,393

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2010 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of March 31, 2011, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $5.3 million and $3.2 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
Numerator:
Net income	$4,095	$3,892
Denominator:
Basic earnings per common share - weighted-average shares	21,964	21,897
Effect of dilutive stock options	107	100
Diluted earnings per common share - weighted-average shares and assumed conversions	22,071	21,997

Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.19	$0.18

             Options totaling 350,800 and 387,600 shares for the three-month periods ended March 31, 2011 and March 31, 2010, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.  Performance-based option awards totaling 107,000 shares for the 2010 period were also not included in the calculation of diluted earnings per share because the performance condition was not met.

Unvested performance unit awards totaling 15,850 shares for the three-month period ended March 31, 2011 were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

 We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At March 31, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins. Prior to the maturity of our current credit agreement, we plan on entering into an agreement with a bank, subject to agreement by such bank, for a credit agreement that also provides for an unsecured committed credit facility.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $250,000 in the first quarter of 2011 and $190,000 in the first quarter of 2010 for fuel and tire services. In addition, we paid $343,000 in the first quarter of 2011 and $463,000 in the first quarter of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $184,000 in the first quarter of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate was 45.1% for each of the first quarter of 2011 and the first quarter of 2010.

The federal statute of limitations remains open for 2007 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  A cash dividend of $0.02 per share of common stock was payable to stockholders of record on February 28, 2011, and was paid on March 11, 2011.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the three months ended March 31, 2011, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2011 and 2010 was $238,000 and $159,000, respectively.  See Note 9 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $7.2 million of new revenue equipment through 2011; (b) building construction expenditures of $1.9 million through 2011; and (c) operating lease obligation expenditures totaling $899,000 through 2014.

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

(10) Business Segments

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

The following table sets forth for the periods indicated our operating revenue and operating income by segment.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$81,973	$80,920
Truckload fuel surcharge revenue	22,088	15,306
Total Truckload revenue	104,061	96,226

Logistics revenue, net of intermodal fuel surcharge revenue(1)	30,518	27,570
Intermodal fuel surcharge revenue	3,277	2,016
Total Logistics revenue	33,795	29,586

Total operating revenue	$137,856	$125,812

Operating income:
Truckload	$5,321	$5,225
Logistics	2,288	1,809
Total operating income	$7,609	$7,034

(1)	Logistics revenue is net of $2.2 million of inter-segment revenue for each of the first quarter of 2011 and the first quarter of 2010 for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(11) Use of Estimates

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2010.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

        Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.  The main factors that affect our logistics revenue are the rate per mile and other charges we receive from our customers.

        In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market and specific customer demand.

        Our operating revenue increased $12.0 million, or 9.6%, in the first quarter of 2011.  This increase was primarily due to fuel surcharge revenue increasing by $8.0 million, or 46.4%, caused by significantly higher fuel prices in the first quarter of 2011.  Our operating revenue, net of fuel surcharges, increased $4.0 million, or 3.7%, compared with the first quarter of 2010.  Truckload segment revenue, net of fuel surcharges, increased 1.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 8.6%, partially offset by a decrease in our average fleet size of 150 tractors, or 6.7%, in the first quarter of 2011.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 57.1% of our truckload fleet as of March 31, 2011 from 30.4% as of March 31, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.7% reduction from the first quarter of 2010 in average length of haul to 636 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 10.7% compared with the first quarter of 2010.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.5% of our operating revenue in the first quarter of 2011 compared to 23.5% in the first quarter of 2010.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.61 per gallon in the first quarter of 2011 from $2.85 per gallon in the first quarter of 2010.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

        Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.5% in the first quarter of 2011 and 94.4% in the first quarter of 2010.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 93.2% for the first quarter of 2011 from 93.5% for the first quarter of 2010.  Our net income increased to $4.1 million in the first quarter of 2011 from $3.9 million in the first quarter of 2010.  The increased profitability in the first quarter of 2011 was primarily due to the improvement in our overall cost structure and the increase in revenue per tractor per week in our Truckload segment.

        Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2011, we had approximately $8.0 million of cash and cash equivalents and $300.4 million in stockholders’ equity.  As of that date, we had no long-term debt outstanding.  In the first quarter of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $2.7 million, and to partially construct a regional operating facility in the amount of $1.9 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder of 2011.  We paid a quarterly cash dividend of $0.02 per share of common stock in the first quarter of 2011 totaling $439,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2011	2010

Truckload Segment:
Total Truckload revenue (in thousands)	$104,061	$96,226
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,058	$2,816
Average tractors (1)	2,085	2,235
Average miles per trip	636	689
Total miles – company-employed drivers (in thousands)	48,671	48,944
Total miles – independent contractors (in thousands)	2,131	4,500

Logistics Segment:
Total Logistics revenue (in thousands):	$33,795	$29,586
Brokerage:
Marten Transport
Revenue (in thousands)	$11,845	$10,393
Loads	6,161	5,602
MWL
Revenue (in thousands)	$7,767	$8,168
Loads	3,834	4,279
Intermodal:
Revenue (in thousands)	$14,183	$11,025
Loads	5,629	4,677
Average tractors	69	62

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 75 and 147 tractors as of March 31, 2011 and 2010, respectively.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$81,973	$80,920	$1,053	1.3%
Truckload fuel surcharge revenue	22,088	15,306	6,782	44.3
Total Truckload revenue	104,061	96,226	7,835	8.1

Logistics revenue, net of intermodal fuel surcharge revenue(1)	30,518	27,570	2,948	10.7
Intermodal fuel surcharge revenue	3,277	2,016	1,261	62.5
Total Logistics revenue	33,795	29,586	4,209	14.2

Total operating revenue	$137,856	$125,812	$12,044	9.6%

Operating income:
Truckload	$5,321	$5,225	$96	1.8%
Logistics	2,288	1,809	479	26.5
Total operating income	$7,609	$7,034	$575	8.2%

Operating ratio(2):
Truckload	94.9%	94.6%		0.3%
Logistics	93.2	93.9		(0.7)
Consolidated operating ratio	94.5%	94.4%		0.1%

(1)
Logistics revenue is net of $2.2 million of inter-segment revenue for each of the first quarter of 2011 and the first quarter of 2010 for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $12.0 million, or 9.6%, to $137.9 million in the 2011 period from $125.8 million in the 2010 period.  Our operating revenue, net of fuel surcharges, increased $4.0 million, or 3.7%, to $112.5 million in the 2011 period from $108.5 million in the 2010 period.  The increase in operating revenue, net of fuel surcharges, was primarily due to an increase in logistics revenue.  Fuel surcharge revenue increased to $25.4 million in the 2011 period from $17.3 million in the 2010 period, caused by significantly higher fuel prices in 2011.

Truckload segment revenue increased $7.8 million, or 8.1%, to $104.1 million in the 2011 period from $96.2 million in the 2010 period.  Truckload segment revenue, net of fuel surcharges, increased 1.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 8.6%, partially offset by a decrease in our average fleet size of 150 tractors, or 6.7%, in the first quarter of 2011. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 57.1% of our truckload fleet as of March 31, 2011 from 30.4% as of March 31, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 7.7% reduction from the 2010 period in average length of haul to 636 miles.

Logistics segment revenue increased $4.2 million, or 14.2%, to $33.8 million in the 2011 period from $29.6 million in the 2010 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 10.7%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our logistics segment in the 2011 period was primarily due to a decrease in the payments to carriers for transportation services which we arranged as a percentage of our brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2011 vs. 2010	2011 vs. 2010	2011	2010

Operating revenue	$12,044	9.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,697	5.2	24.7	25.8
Purchased transportation	258	0.9	20.3	22.1
Fuel and fuel taxes	7,747	28.1	25.6	21.9
Supplies and maintenance	652	7.2	7.0	7.2
Depreciation	479	3.7	9.8	10.4
Operating taxes and licenses	(88)	(5.8)	1.0	1.2
Insurance and claims	449	11.7	3.1	3.1
Communications and utilities	309	38.0	0.8	0.6
Gain on disposition of revenue equipment	(569)	(285.9)	(0.6)	(0.2)
Other	535	17.8	2.6	2.4
Total operating expenses	11,469	9.7	94.5	94.4
Operating income	575	8.2	5.5	5.6
Net interest expense (income)	125	117.9	-	(0.1)
Income before income taxes	450	6.3	5.5	5.7
Less: Income before income taxes attributable to noncontrolling interest	81	144.6	0.1	-
Income before income taxes attributable to Marten Transport, Ltd.	369	5.2	5.4	5.6
Provision for income taxes	166	5.2	2.4	2.5
Net income	$203	5.2%	3.0%	3.1%

         Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors.  The increase in salaries, wages and benefits resulted primarily from a $542,000 increase in our self-insured medical claims, which increased our employees’ health insurance expense, and a $480,000 increase to our company driver compensation.  The company driver compensation increase included an additional $306,000 of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $258,000 in total, or 0.9%, in the 2011 period from the 2010 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $2.8 million to $25.2 million in the 2011 period from $22.3 million in the 2010 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.6 million in the 2011 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we grow our Logistics segment.

Fuel and fuel taxes increased by $7.7 million in the 2011 period from the 2010 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $176,000, or 1.4%, to $12.7 million in the 2011 period from $12.5 million in the 2010 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.7 million in the 2011 period and $2.2 million in the 2010 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.61 per gallon in the 2011 period from $2.85 per gallon in the 2010 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 13.7% of truckload and intermodal revenue, net of fuel surcharges, in the 2011 period, compared with 13.9% in the 2010 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2011 period resulted from increased maintenance performed on our revenue equipment as a result of company policy changes.  In addition, we have experienced higher tire prices in the 2011 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2011 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $449,000 increase in insurance and claims in the 2011 period was primarily due to an increase in our self-insured auto liability and workers’ compensation accident claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $768,000 in the 2011 period from $199,000 in the 2010 period as a result of an increase in the market value for used revenue equipment, despite a decrease in the number of tractors and trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 94.5% in the 2011 period and 94.4% in the 2010 period.  The operating ratio for our Truckload segment was 94.9% and 94.6% in the 2011 and 2010 periods, respectively.  The operating ratio for our Logistics segment improved to 93.2% from 93.9% in the 2010 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 93.2% for the 2011 period from 93.5% for the 2010 period.

Our effective income tax rate was 45.1% for each of the 2011 and 2010 periods.

As a result of the factors described above, net income increased to $4.1 million in the 2011 period from $3.9 million in the 2010 period.  Net earnings increased to $0.19 per diluted share in the 2011 period from $0.18 per diluted share in the 2010 period.

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

	Three Months Ended March 31,
(In thousands)	2011	2010
Net cash flows provided by operating activities	$27,991	$18,677
Net cash flows (used for) investing activities	(4,867)	(27,066)
Net cash flows provided by (used for) financing activities	(20,389)	7,326

In the first quarter of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $2.7 million, and to partially construct a regional operating facility in the amount of $1.9 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder of 2011. We paid a quarterly cash dividend of $0.02 per share of common stock in the first quarter of 2011 totaling $439,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for a five-year unsecured committed credit facility maturing in September 2011 in an aggregate principal amount of up to $50 million.  The aggregate principal amount of the credit facility may be increased at our option, subject to completion of signed amendments with participating banks, up to a maximum aggregate principal amount of $100 million.  At March 31, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the agent bank’s Prime Rate, in each case plus/minus applicable margins.  Prior to the maturity of our current credit agreement, we plan on entering into an agreement with a bank, subject to agreement by such bank, for a credit agreement that also provides for an unsecured committed credit facility.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at March 31, 2011.

           The following is a summary of our contractual obligations as of March 31, 2011.

	Payments Due by Period
	Remainder	2012	2014
	of	And	And
(In thousands)	2011	2013	2015	Thereafter	Total
Purchase obligations for revenue equipment	$7,248	$-	$-	$-	$7,248
Building construction obligations	1,856	-	-	-	1,856
Operating lease obligations	437	459	3	-	899
Total	$9,541	$459	$3	$-	$10,003

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $250,000 in the first quarter of 2011and $190,000 in the first quarter of 2010 for fuel and tire services. In addition, we paid $343,000 in the first quarter of 2011 and $463,000 in the first quarter of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $184,000 in the first quarter of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2011.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $250,000 as of March 31, 2011 and $170,000 as of December 31, 2010.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

              Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $363.8 million as of March 31, 2011 and $372.1 million as of December 31, 2010. Our depreciation expense was $13.5 million for the first quarter of 2011 and $13.0 million for the first quarter of 2010.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2011 by approximately $10.2 million, or 2.8%.

In the first quarter of 2011, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.2 million as of March 31, 2011, and $17.7 million as of December 31, 2010. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2011 would have needed to increase by approximately $3.4 million.

Share-based Payment Arrangement Compensation.  We have granted stock options to certain employees and non-employee directors.  We recognize compensation expense for all stock options net of an estimated forfeiture rate and only record compensation expense for those shares expected to vest on a straight-line basis over the requisite service period (normally the vesting period).  Determining the appropriate fair value model and calculating the fair value of stock options require the input of highly subjective assumptions, including the expected life of the stock options and stock price volatility.  We use the Black-Scholes model to value our stock option awards.  We believe that future volatility will not materially differ from our historical volatility.  Thus, we use the historical volatility of our common stock over the expected life of the award.  The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and we use different assumptions, stock option compensation expense could be materially different in the future.

We have also granted performance unit awards to certain employees which are subject to vesting requirements over a five-year period, primarily based on our earnings growth.  The fair value of each performance unit is based on the closing market price on the date of grant.  We recognize compensation expense for these awards based on the estimated number of units probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first quarter of 2011, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.7 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits.

Item No.	Item	Method of Filing

10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2011.
10.20	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.21	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

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

MARTEN TRANSPORT, LTD.

Dated: May 6, 2011	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2011	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2011

Item No.	Item	Method of Filing

10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2011.
10.20	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.21	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

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