Form 10-Q
period 2011-06-30
MARTEN TRANSPORT LTD
filed 2011-08-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,984,597 as of August 3, 2011.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$15,003	$5,306
Marketable securities	-	138
Receivables:
Trade, net	64,548	51,094
Other	4,842	12,968
Prepaid expenses and other	12,743	13,406
Deferred income taxes	4,352	4,794
Total current assets	101,488	87,706
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	509,867	515,622
Accumulated depreciation	(150,664)	(143,563)
Net property and equipment	359,203	372,059
Other assets	561	543
TOTAL ASSETS	$461,252	$460,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$-	$1,066
Accounts payable and accrued liabilities	36,737	30,524
Insurance and claims accruals	15,136	17,653
Current maturities of long-term debt	-	19,346
Total current liabilities	51,873	68,589
Deferred income taxes	102,647	95,815
Total liabilities	154,520	164,404

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,984,597 shares at June 30, 2011, and 21,950,252 shares at December 31, 2010, issued and outstanding	220	220
Additional paid-in capital	79,324	78,428
Retained earnings	224,756	215,345
Total Marten Transport, Ltd. stockholders’ equity	304,300	293,993
Noncontrolling interest	2,432	1,911
Total stockholders’ equity	306,732	295,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,252	$460,308

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2011	2010	2011	2010

OPERATING REVENUE	$151,135	$125,862	$288,991	$251,674

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	36,413	31,984	70,512	64,386
Purchased transportation	29,991	26,346	58,008	54,105
Fuel and fuel taxes	39,915	28,167	75,255	55,760
Supplies and maintenance	9,774	8,597	19,436	17,607
Depreciation	14,084	12,612	27,600	25,649
Operating taxes and licenses	1,516	1,574	2,933	3,079
Insurance and claims	4,412	3,984	8,713	7,836
Communications and utilities	1,106	1,054	2,228	1,867
Gain on disposition of revenue equipment	(967)	(429)	(1,735)	(628)
Other	3,532	2,780	7,073	5,786

Total operating expenses	139,776	116,669	270,023	235,447

OPERATING INCOME	11,359	9,193	18,968	16,227

NET INTEREST (INCOME) EXPENSE	(7)	26	12	(80)

INCOME BEFORE INCOME TAXES	11,366	9,167	18,956	16,307
Less: Income before income taxes attributable to noncontrolling interest	253	1	390	57

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	11,113	9,166	18,566	16,250

PROVISION FOR INCOME TAXES	4,919	4,008	8,277	7,200

NET INCOME	$6,194	$5,158	$10,289	$9,050

BASIC EARNINGS PER COMMON SHARE	$0.28	$0.24	$0.47	$0.41

DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.23	$0.47	$0.41

DIVIDENDS PAID PER COMMON SHARE	$0.02	$-	$0.04	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2009	21,885	$219	$76,477	$196,480	$1,731	$274,907
Net income	-	-	-	9,050	-	9,050
Issuance of common stock from share-based payment arrangement exercises	49	-	234	-	-	234
Tax benefits from share-based payment arrangement exercises	-	-	273	-	-	273
Share-based payment arrangement compensation expense	-	-	460	-	-	460
Income before income taxes attributable to noncontrolling interest	-	-	-	-	57	57
Noncontrolling interest distributions and other, net	-	-	-	-	159	159
Balance at June 30, 2010	21,934	219	77,444	205,530	1,947	285,140
Net income	-	-	-	10,692	-	10,692
Issuance of common stock from share-based payment arrangement exercises	16	1	68	-	-	69
Tax benefits from share-based payment arrangement exercises	-	-	112	-	-	112
Share-based payment arrangement compensation expense	-	-	804	-	-	804
Dividends on common stock	-	-	-	(877)	-	(877)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	574	574
Noncontrolling interest distributions	-	-	-	-	(610)	(610)
Balance at December 31, 2010	21,950	220	78,428	215,345	1,911	295,904
Net income	-	-	-	10,289	-	10,289
Issuance of common stock from share-based payment arrangement exercises	27	-	137	-	-	137
Issuance of common stock from vesting of performance unit awards	8	-	-	-	-	-
Tax benefits from share-based payment arrangement exercises	-	-	164	-	-	164
Share-based payment arrangement compensation expense	-	-	595	-	-	595
Dividends on common stock	-	-	-	(878)	-	(878)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	390	390
Noncontrolling interest distributions and other, net	-	-	-	-	131	131
Balance at June 30, 2011	21,985	$220	$79,324	$224,756	$2,432	$306,732

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$10,289	$9,050
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	27,600	25,649
Gain on disposition of revenue equipment	(1,735)	(628)
Deferred income taxes	7,274	(1,691)
Tax benefits from share-based payment arrangement exercises	164	273
Excess tax benefits from share-based payment arrangement exercises	(142)	(235)
Share-based payment arrangement compensation expense	595	460
Income before income taxes attributable to noncontrolling interest	390	57
Changes in other current operating items:
Receivables	(5,328)	(9,529)
Prepaid expenses and other	663	1,450
Accounts payable and accrued liabilities	5,203	115
Insurance and claims accruals	(2,517)	(1,003)
Net cash provided by operating activities	42,456	23,968
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(23,143)	(55,470)
Proceeds from revenue equipment dispositions	16,967	24,052
Buildings and land, office equipment and other additions	(5,896)	(6,146)
Proceeds from buildings and land, office equipment and other dispositions	73	86
Other	120	(9)
Net cash used for investing activities	(11,879)	(37,487)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	35,382	69,650
Repayment of borrowings under credit facility and long-term debt	(54,728)	(57,628)
Dividends on common stock	(878)	-
Issuance of common stock from share-based payment arrangement exercises	137	234
Excess tax benefits from share-based payment arrangement exercises	142	235
Change in net checks issued in excess of cash balances	(1,066)	(978)
Noncontrolling interest distributions and other, net	131	159
Net cash (used for) provided by financing activities	(20,880)	11,672
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,697	(1,847)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,306	5,410
End of period	$15,003	$3,563
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$32	$115
Income taxes	$(7,894)	$9,736
Non-cash investing activities:
Change in property and equipment not yet paid for	$1,010	$4,055

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011
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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of June 30, 2011, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $5.5 million and $3.5 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$6,194	$5,158	$10,289	$9,050
Denominator:
Basic earnings per common share-weighted-average shares	21,984	21,929	21,974	21,913
Effect of dilutive stock options	101	104	104	99
Diluted earnings per common share-weighted-average shares and assumed conversions	22,085	22,033	22,078	22,012

Basic earnings per common share	$0.28	$0.24	$0.47	$0.41
Diluted earnings per common share	$0.28	$0.23	$0.47	$0.41

             Options totaling 373,000 shares for each of the three-month and six-month periods ended June 30, 2011, and 334,000 and 350,500 shares for the three-month and six-month periods ended June 30, 2010, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.  Performance-based option awards totaling 107,000 shares for the 2010 period were also not included in the calculation of diluted earnings per share because the performance condition was not met.  All performance-based options outstanding expired effective December 31, 2010.

Unvested performance unit awards totaling 21,600 shares for each of the three-month and six-month periods ended June 30, 2011 were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

 In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At June 30, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $9.6 million and remaining borrowing availability of $40.4 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $717,000 in the first six months of 2011 and $312,000 in the first six months of 2010 for fuel and tire services. In addition, we paid $767,000 in the first six months of 2011 and $952,000 in the first six months of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $506,000 in the first six months of 2011 and $832,000 in the first six months of 2010 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate was 44.6% for the first six months of 2011 and 44.3% for the first six months of 2010.

The federal statute of limitations remains open for 2007 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  Quarterly cash dividends of $0.02 per share of common stock were paid in March and May 2011.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first six months of 2011, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2011 and 2010 was $595,000 and $460,000, respectively.  See Note 9 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $3.7 million of new revenue equipment through 2011; (b) building construction expenditures of $73,000 through 2011; and (c) operating lease obligation expenditures totaling $736,000 through 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,637	$80,566	$171,610	$161,486
Truckload fuel surcharge revenue	25,526	16,825	47,614	32,131
Total Truckload revenue	115,163	97,391	219,224	193,617

Logistics revenue, net of intermodal fuel surcharge revenue(1)	32,203	26,337	62,721	53,907
Intermodal fuel surcharge revenue	3,769	2,134	7,046	4,150
Total Logistics revenue	35,972	28,471	69,767	58,057

Total operating revenue	$151,135	$125,862	$288,991	$251,674

Operating income:
Truckload	$9,602	$8,208	$14,923	$13,433
Logistics	1,757	985	4,045	2,794
Total operating income	$11,359	$9,193	$18,968	$16,227

(1) Logistics revenue is net of $2.1 million and $4.4 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2011, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $1.9 million and $4.1 million for the three-month and six-month periods ended June 30, 2010.

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

        Our operating revenue increased $37.3 million, or 14.8%, in the first six months of 2011.  This increase was primarily due to fuel surcharge revenue increasing by $18.4 million, or 50.7%, caused by significantly higher fuel prices in the first six months of 2011.  Our operating revenue, net of fuel surcharges, increased $18.9 million, or 8.8%, compared with the first six months of 2010.  Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 8.2%, partially offset by a decrease in our average fleet size of 39 tractors, or 1.8%, in the first six months of 2011.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 60.7% of our truckload fleet as of June 30, 2011 from 40.4% as of June 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.5% reduction from the first six months of 2010 in average length of haul to 636 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 16.4% compared with the first six months of 2010.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.1% of our operating revenue in the first six months of 2011 compared to 23.1% in the first six months of 2010.

        Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.79 per gallon in the first six months of 2011 from $2.94 per gallon in the first six months of 2010.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

        Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.4% in the first six months of 2011 and 93.6% in the first six months of 2010.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.9% for the first six months of 2011 from 92.5% for the first six months of 2010.  Our net income increased to $10.3 million in the first six months of 2011 from $9.1 million in the first six months of 2010.  The increased profitability in 2011 was primarily due to the increase in revenue per tractor per week in our Truckload segment, along with an increase in our Logistics segment operating income.

        Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2011, we had approximately $15.0 million of cash and cash equivalents and $306.7 million in stockholders’ equity.  As of that date, we had no long-term debt outstanding.  In the first six months of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.2 million, to partially construct two regional operating facilities in the amount of $3.6 million, and to increase cash and cash equivalents by $9.7 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $30 million for the remainder of 2011.  We paid quarterly cash dividends of $0.02 per share of common stock in each of the first and second quarters of 2011 totaling $878,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Truckload Segment:
Total Truckload revenue (in thousands)	$115,163	$97,391	$219,224	$193,617
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,198	$2,971	$3,129	$2,891
Average tractors (1)	2,156	2,086	2,121	2,160
Average miles per trip	635	657	636	673
Total miles – company-employed drivers (in thousands)	49,979	47,763	98,650	96,707
Total miles – independent contractors (in thousands)	1,944	3,847	4,075	8,347

Logistics Segment:
Total Logistics revenue (in thousands):	$35,972	$28,471	$69,767	$58,057
Brokerage:
Marten Transport
Revenue (in thousands)	$11,834	$9,271	$23,679	$19,664
Loads	5,988	5,193	12,149	10,795
MWL
Revenue (in thousands)	$8,472	$7,968	$16,239	$16,136
Loads	4,673	4,690	8,507	8,969
Intermodal:
Revenue (in thousands)	$15,666	$11,232	$29,849	$22,257
Loads	5,927	4,746	11,556	9,423
Average tractors	73	65	71	63

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 71 and 117 tractors as of June 30, 2011 and 2010, respectively.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended June 30,		Dollar Change Three Months Ended June 30,	Percentage Change Three Months Ended June 30,
(Dollars in thousands)	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,637	$80,566	$9,071	11.3%
Truckload fuel surcharge revenue	25,526	16,825	8,701	51.7
Total Truckload revenue	115,163	97,391	17,772	18.2

Logistics revenue, net of intermodal fuel surcharge revenue(1)	32,203	26,337	5,866	22.3
Intermodal fuel surcharge revenue	3,769	2,134	1,635	76.6
Total Logistics revenue	35,972	28,471	7,501	26.3

Total operating revenue	$151,135	$125,862	$25,273	20.1%

Operating income:
Truckload	$9,602	$8,208	$1,394	17.0%
Logistics	1,757	985	772	78.4
Total operating income	$11,359	$9,193	$2,166	23.6%

Operating ratio(2):
Truckload	91.7%	91.6%		0.1%
Logistics	95.1	96.5		(1.5)
Consolidated operating ratio	92.5%	92.7%		(0.2)%

(1) Logistics revenue is net of $2.1 million and $1.9 million of inter-segment revenue in the 2011 and 2010 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2) Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $25.3 million, or 20.1%, to $151.1 million in the 2011 period from $125.9 million in the 2010 period.  Our operating revenue, net of fuel surcharges, increased $14.9 million, or 14.0%, to $121.8 million in the 2011 period from $106.9 million in the 2010 period.  The increase in operating revenue, net of fuel surcharges, was due to increased revenue in both the truckload and logistics segments.  Fuel surcharge revenue increased to $29.3 million in the 2011 period from $19.0 million in the 2010 period, caused by significantly higher fuel prices in 2011.

Truckload segment revenue increased $17.8 million, or 18.2%, to $115.2 million in the 2011 period from $97.4 million in the 2010 period.  Truckload segment revenue, net of fuel surcharges, increased 11.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 7.6%, along with an increase in our average fleet size of 70 tractors, or 3.4%, in the 2011 period. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 60.7% of our truckload fleet as of June 30, 2011 from 40.4% as of June 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 3.3% reduction from the 2010 period in average length of haul to 635 miles.

Logistics segment revenue increased $7.5 million, or 26.3%, to $36.0 million in the 2011 period from $28.5 million in the 2010 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 22.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our Logistics segment in the 2011 period was primarily due to increased profitability of MWL.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2011 vs. 2010	2011 vs. 2010	2011	2010

Operating revenue	$25,273	20.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,429	13.8	24.1	25.4
Purchased transportation	3,645	13.8	19.8	20.9
Fuel and fuel taxes	11,748	41.7	26.4	22.4
Supplies and maintenance	1,177	13.7	6.5	6.8
Depreciation	1,472	11.7	9.3	10.0
Operating taxes and licenses	(58)	(3.7)	1.0	1.3
Insurance and claims	428	10.7	2.9	3.2
Communications and utilities	52	4.9	0.7	0.8
Gain on disposition of revenue equipment	(538)	(125.4)	(0.6)	(0.3)
Other	752	27.1	2.3	2.2
Total operating expenses	23,107	19.8	92.5	92.7
Operating income	2,166	23.6	7.5	7.3
Net interest expense (income)	(33)	(126.9)	-	-
Income before income taxes	2,199	24.0	7.5	7.3
Less: Income before income taxes attributable to noncontrolling interest	252	25,200.0	0.2	-
Income before income taxes attributable to Marten Transport, Ltd.	1,947	21.2	7.4	7.3
Provision for income taxes	911	22.7	3.3	3.2
Net income	$1,036	20.1%	4.1%	4.1%

         Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors.  The increase in salaries, wages and benefits resulted primarily from an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, along with an additional $459,000 of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.  Additionally, bonus compensation expensed for our non-driver employees increased by $731,000 and our employees’ health insurance expense increased by $512,000 due to an increase in our self-insured medical claims.

         Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $3.6 million in total, or 13.8%, in the 2011 period from the 2010 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $5.6 million to $27.2 million in the 2011 period from $21.6 million in the 2010 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.0 million in the 2011 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we grow our Logistics segment.

        Fuel and fuel taxes increased by $11.7 million in the 2011 period from the 2010 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.6 million, or 22.2%, to $14.1 million in the 2011 period from $11.5 million in the 2010 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $3.5 million in the 2011 period and $2.3 million in the 2010 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.98 per gallon in the 2011 period from $3.03 per gallon in the 2010 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 13.9% of truckload and intermodal revenue, net of fuel surcharges, in the 2011 period, compared with 12.9% in the 2010 period.

        Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  The increase in supplies and maintenance in the 2011 period primarily resulted from increased maintenance performed on our revenue equipment as a result of company policy changes.  In addition, we have experienced higher tire prices in the 2011 period.

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

        Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $428,000 increase in insurance and claims in the 2011 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

       Gain on disposition of revenue equipment increased to $967,000 in the 2011 period from $429,000 in the 2010 period as a result of an increase in the market value for used revenue equipment, despite a decrease in the number of tractors and trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

       As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.5% in the 2011 period compared with 92.7% in the 2010 period.  The operating ratio for our Truckload segment was 91.7% and 91.6% in the 2011 and 2010 periods, respectively.  The operating ratio for our Logistics segment improved to 95.1% from 96.5% in the 2010 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.7% for the 2011 period from 91.4% for the 2010 period.

       Our effective income tax rate was 44.3% for the 2011 period and 43.7% for the 2010 period.

       As a result of the factors described above, net income increased to $6.2 million in the 2011 period from $5.2 million in the 2010 period.  Net earnings increased to $0.28 per diluted share in the 2011 period from $0.23 per diluted share in the 2010 period.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$171,610	$161,486	$10,124	6.3%
Truckload fuel surcharge revenue	47,614	32,131	15,483	48.2
Total Truckload revenue	219,224	193,617	25,607	13.2

Logistics revenue, net of intermodal fuel surcharge revenue(1)	62,721	53,907	8,814	16.4
Intermodal fuel surcharge revenue	7,046	4,150	2,896	69.8
Total Logistics revenue	69,767	58,057	11,710	20.2

Total operating revenue	$288,991	$251,674	$37,317	14.8%

Operating income:
Truckload	$14,923	$13,433	$1,490	11.1%
Logistics	4,045	2,794	1,251	44.8
Total operating income	$18,968	$16,227	$2,741	16.9%

Operating ratio(2):
Truckload	93.2%	93.1%		0.1%
Logistics	94.2	95.2		(1.1)
Consolidated operating ratio	93.4%	93.6%		(0.2)%

(1) Logistics revenue is net of $4.4 million and $4.1 million of inter-segment revenue in the 2011 and 2010 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $37.3 million, or 14.8%, to $289.0 million in the 2011 period from $251.7 million in the 2010 period.  This increase was primarily due to fuel surcharge revenue increasing to $54.7 million in the 2011 period from $36.3 million in the 2010 period, caused by significantly higher fuel prices.  Our operating revenue, net of fuel surcharges, increased $18.9 million, or 8.8%, to $234.3 million in the 2011 period from $215.4 million in the 2010 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.

Truckload segment revenue increased $25.6 million, or 13.2%, to $219.2 million in the 2011 period from $193.6 million in the 2010 period.  Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 8.2%, partially offset by a decrease in our average fleet size of 39 tractors, or 1.8% in the 2011 period from the 2010 period.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations, which we have increased to 60.7% of our truckload fleet as of June 30, 2011 from 40.4% as of June 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.5% reduction from the 2010 period in average length of haul to 636 miles.

Logistics segment revenue increased $11.7 million, or 20.2%, to $69.8 million in the 2011 period from $58.1 million in the 2010 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 16.4%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our Logistics segment in the 2011 period was primarily due to increased profitability of MWL.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:
	Dollar	Percentage	Percentage of
	Change	Change	Operating Revenue
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
(Dollars in thousands)	2011 vs. 2010	2011 vs. 2010	2011	2010

Operating revenue	$37,317	14.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,126	9.5	24.4	25.6
Purchased transportation	3,903	7.2	20.1	21.5
Fuel and fuel taxes	19,495	35.0	26.0	22.2
Supplies and maintenance	1,829	10.4	6.7	7.0
Depreciation	1,951	7.6	9.6	10.2
Operating taxes and licenses	(146)	(4.7)	1.0	1.2
Insurance and claims	877	11.2	3.0	3.1
Communications and utilities	361	19.3	0.8	0.7
Gain on disposition of revenue equipment	(1,107)	(176.3)	(0.6)	(0.2)
Other	1,287	22.2	2.4	2.3
Total operating expenses	34,576	14.7	93.4	93.6
Operating income	2,741	16.9	6.6	6.4
Net interest expense (income)	92	115.0	-	-
Income before income taxes	2,649	16.2	6.6	6.5
Less: Income before income taxes attributable to noncontrolling interest	333	584.2	0.1	-
Income before income taxes attributable to Marten Transport, Ltd.	2,316	14.3	6.4	6.5
Provision for income taxes	1,077	15.0	2.9	2.9
Net income	$1,239	13.7%	3.6%	3.6%

The increase in salaries, wages and benefits resulted primarily from an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, along with an additional $765,000 of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.  Additionally, bonus compensation expensed for our non-driver employees increased by $934,000 and our employees’ health insurance expense increased by $1.1 million due to an increase in our self-insured medical claims.

Purchased transportation expense increased $3.9 million in total, or 7.2%, in the 2011 period from the 2010 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $8.5 million to $52.4 million in the 2011 period from $43.9 million in the 2010 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $4.6 million in the 2011 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes increased by $19.5 million in the 2011 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.7 million, or 11.4%, to $26.8 million in the 2011 period from $24.1 million in the 2010 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $6.2 million in the 2011 period and $4.6 million in the 2010 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.79 per gallon in the 2011 period from $2.94 per gallon in the 2010 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 13.8% of truckload and intermodal revenue, net of fuel surcharges, in the 2011 period, compared with 13.4% in the 2010 period.

The increase in supplies and maintenance in the 2011 period primarily resulted from increased maintenance performed on our revenue equipment as a result of company policy changes.  In addition, we have experienced higher tire prices in the 2011 period.

The $877,000 increase in insurance and claims in the 2011 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment increased to $1.7 million in the 2011 period from $628,000 in the 2010 period as a result of an increase in the market value for used revenue equipment, despite a decrease in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.4% in the 2011 period compared with 93.6% in the 2010 period.  The operating ratio for our Truckload segment was 93.2% in the 2011 period compared with 93.1% in the 2010 period.  The operating ratio for our Logistics segment improved to 94.2% from 95.2% in the 2010 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.9% for the 2011 period from 92.5% for the 2010 period.

Our effective income tax rate was 44.6% in the 2011 period and 44.3% in the 2010 period.

As a result of the factors described above, net income increased to $10.3 million in the 2011 period from $9.1 million in the 2010 period.  Net earnings increased to $0.47 per diluted share in the 2011 period from $0.41 per diluted share in the 2010 period.

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

	Six Months Ended June 30,
(In thousands)	2011	2010
Net cash flows provided by operating activities	$42,456	$23,968
Net cash flows (used for) investing activities	(11,879)	(37,487)
Net cash flows provided by (used for) financing activities	(20,880)	11,672

In the first six months of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.2 million, to partially construct two regional operating facilities in the amount of $3.6 million, and to increase cash and cash equivalents by $9.7 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $30 million for the remainder of 2011. We paid quarterly cash dividends of $0.02 per share of common stock in each of the first and second quarters of 2011 totaling $878,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At June 30, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $9.6 million and remaining borrowing availability of $40.4 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at June 30, 2011.

           The following is a summary of our contractual obligations as of June 30, 2011.

	Payments Due by Period
	Remainder	2012	2014
	of	And	And
(In thousands)	2011	2013	2015	Thereafter	Total
Purchase obligations for revenue equipment	$3,660	$-	$-	$-	$3,660
Building construction obligations	73	-	-	-	73
Operating lease obligations	274	459	3	-	736
Total	$4,007	$459	$3	$-	$4,469

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $717,000 in the first six months of 2011and $312,000 in the first six months of 2010 for fuel and tire services. In addition, we paid $767,000 in the first six months of 2011 and $952,000 in the first six months of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $506,000 in the first six months of 2011 and $832,000 in the first six months of 2010 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $9.6 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2011.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $270,000 as of June 30, 2011 and $170,000 as of December 31, 2010.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

              Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $359.2 million as of June 30, 2011 and $372.1 million as of December 31, 2010. Our depreciation expense was $27.6 million for the first six months of 2011 and $25.6 million for the first six months of 2010.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2011 by approximately $10.1 million, or 2.8%.

In the first six months of 2011, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim.  Prior to June 1, 2011, we were responsible for the first $1.0 million and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $9.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $15.1 million as of June 30, 2011, and $17.7 million as of December 31, 2010. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2011 would have needed to increase by approximately $3.6 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first six months of 2011, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.7 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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
10.22
Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.
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
101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2011 and June 30, 2010, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended  June 30, 2011, December 31, 2010, and June 30, 2010, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2011, and June 30, 2010, and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 9, 2011	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2011

Item No.	Item	Method of Filing
10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2011.
10.22
Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.
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
101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2011 and June 30, 2010, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended  June 30, 2011, December 31, 2010, and June 30, 2010, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2011, and June 30, 2010, and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.