Form 10-Q
period 2011-09-30
MARTEN TRANSPORT LTD
filed 2011-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 21,984,597 as of November 2, 2011.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share information)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,514	$5,306
Marketable securities	-	138
Receivables:
Trade, net	62,663	51,094
Other	4,872	12,968
Prepaid expenses and other	12,694	13,406
Deferred income taxes	4,473	4,794
Total current assets	105,216	87,706
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	513,951	515,622
Accumulated depreciation	(151,925)	(143,563)
Net property and equipment	362,026	372,059
Other assets	570	543
TOTAL ASSETS	$467,812	$460,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$-	$1,066
Accounts payable and accrued liabilities	36,212	30,524
Insurance and claims accruals	14,929	17,653
Current maturities of long-term debt	-	19,346
Total current liabilities	51,141	68,589
Deferred income taxes	103,537	95,815
Total liabilities	154,678	164,404
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,984,597 shares at September 30, 2011, and 21,950,252 shares at December 31, 2010, issued and outstanding	220	220
Additional paid-in capital	79,659	78,428
Retained earnings	230,649	215,345
Total Marten Transport, Ltd. stockholders’ equity	310,528	293,993
Noncontrolling interest	2,606	1,911
Total stockholders’ equity	313,134	295,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,812	$460,308

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUE	$156,348	$128,674	$445,339	$380,348
OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	37,775	32,767	108,287	97,153
Purchased transportation	31,354	26,275	89,362	80,380
Fuel and fuel taxes	40,590	28,558	115,845	84,318
Supplies and maintenance	11,030	8,276	30,466	25,883
Depreciation	14,758	12,884	42,358	38,533
Operating taxes and licenses	1,644	1,505	4,577	4,584
Insurance and claims	4,617	4,413	13,330	12,249
Communications and utilities	1,168	1,143	3,396	3,010
Gain on disposition of revenue equipment	(1,084)	(184)	(2,819)	(812)
Other	3,385	3,051	10,458	8,837
Total operating expenses	145,237	118,688	415,260	354,135
OPERATING INCOME	11,111	9,986	30,079	26,213
NET INTEREST (INCOME) EXPENSE	(18)	44	(6)	(36)
INCOME BEFORE INCOME TAXES	11,129	9,942	30,085	26,249
Less: Income before income taxes attributable to noncontrolling interest	318	308	708	365
INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	10,811	9,634	29,377	25,884
PROVISION FOR INCOME TAXES	4,478	4,152	12,755	11,352
NET INCOME	$6,333	$5,482	$16,622	$14,532
BASIC EARNINGS PER COMMON SHARE	$0.29	$0.25	$0.76	$0.66
DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.25	$0.75	$0.66
DIVIDENDS PAID PER COMMON SHARE	$0.02	$0.02	$0.06	$0.02

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
(In thousands)	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2009	21,885	$219	$76,477	$196,480	$1,731	$274,907
Net income	-	-	-	14,532	-	14,532
Issuance of common stock from share-based payment arrangement exercises	49	-	234	-	-	234
Tax benefits from share-based payment arrangement exercises	-	-	273	-	-	273
Share-based payment arrangement compensation expense	-	-	801	-	-	801
Dividends on common stock	-	-	-	(438)	-	(438)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	365	365
Noncontrolling interest distributions	-	-	-	-	(158)	(158)
Balance at September 30, 2010	21,934	219	77,785	210,574	1,938	290,516
Net income	-	-	-	5,210	-	5,210
Issuance of common stock from share-based payment arrangement exercises	16	1	68	-	-	69
Tax benefits from share-based payment arrangement exercises	-	-	112	-	-	112
Share-based payment arrangement compensation expense	-	-	463	-	-	463
Dividends on common stock	-	-	-	(439)	-	(439)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	266	266
Noncontrolling interest distributions	-	-	-	-	(293)	(293)
Balance at December 31, 2010	21,950	220	78,428	215,345	1,911	295,904
Net income	-	-	-	16,622	-	16,622
Issuance of common stock from share-based payment arrangement exercises	27	-	137	-	-	137
Issuance of common stock from vesting of performance unit awards	8	-	-	-	-	-
Tax benefits from share-based payment arrangement exercises	-	-	164	-	-	164
Share-based payment arrangement compensation expense	-	-	930	-	-	930
Dividends on common stock	-	-	-	(1,318)	-	(1,318)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	708	708
Noncontrolling interest distributions	-	-	-	-	(13)	(13)
Balance at September 30, 2011	21,985	$220	$79,659	$230,649	$2,606	$313,134

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$16,622	$14,532
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	42,358	38,533
Gain on disposition of revenue equipment	(2,819)	(812)
Deferred income taxes	8,043	3,929
Tax benefits from share-based payment arrangement exercises	164	273
Excess tax benefits from share-based payment arrangement exercises	(142)	(235)
Share-based payment arrangement compensation expense	930	801
Income before income taxes attributable to noncontrolling interest	708	365
Changes in other current operating items:
Receivables	(3,473)	(11,924)
Prepaid expenses and other	712	1,467
Accounts payable and accrued liabilities	365	251
Insurance and claims accruals	(2,724)	(1,267)
Net cash provided by operating activities	60,744	45,913
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(45,321)	(93,981)
Proceeds from revenue equipment dispositions	28,181	31,732
Buildings and land, office equipment and other additions	(7,116)	(9,129)
Proceeds from buildings and land, office equipment and other dispositions	73	87
Other	111	(18)
Net cash used for investing activities	(24,072)	(71,309)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	35,382	121,409
Repayment of borrowings under credit facility and long-term debt	(54,728)	(95,842)
Dividends on common stock	(1,318)	(438)
Issuance of common stock from share-based payment arrangement exercises	137	234
Excess tax benefits from share-based payment arrangement exercises	142	235
Change in net checks issued in excess of cash balances	(1,066)	(1,084)
Noncontrolling interest distributions	(13)	(158)
Net cash (used for) provided by financing activities	(21,464)	24,356
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,208	(1,040)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,306	5,410
End of period	$20,514	$4,370
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$32	$165
Income taxes	$(6,477)	$13,596
Non-cash investing activities:
Change in property and equipment not yet paid for	$5,323	$1,601

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of September 30, 2011, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $6.2 million and $3.5 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$6,333	$5,482	$16,622	$14,532
Denominator:
Basic earnings per common share - weighted-average shares	21,985	21,934	21,978	21,920
Effect of dilutive stock options	89	107	100	103
Diluted earnings per common share - weighted-average shares and assumed conversions	22,074	22,041	22,078	22,023
Basic earnings per common share	$0.29	$0.25	$0.76	$0.66
Diluted earnings per common share	$0.29	$0.25	$0.75	$0.66

             Options totaling 387,000 and 374,500 shares for the three-month and nine-month periods ended September 30, 2011, respectively, and 335,000 shares for each of the three-month and nine-month periods ended September 30, 2010, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.  Performance-based option awards totaling 107,000 shares for the 2010 period were also not included in the calculation of diluted earnings per share because the performance condition was not met.  All performance-based options outstanding expired effective December 31, 2010.

Unvested performance unit awards totaling 36,730 shares for each of the three-month and nine-month periods ended September 30, 2011, and 28,530 shares for each of the three-month and nine-month periods ended September 30, 2010, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At September 30, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.8 million and remaining borrowing availability of $41.2 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

 (4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.1 million in the first nine months of 2011 and $558,000 in the first nine months of 2010 for fuel and tire services. In addition, we paid $1.4 million in the first nine months of 2011 and $1.3 million in the first nine months of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $587,000 in the first nine months of 2011 and $89,000 in the first nine months of 2010 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate was 43.4% for the first nine months of 2011 and 43.9% for the first nine months of 2010.

The federal statute of limitations remains open for 2008 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  Quarterly cash dividends of $0.02 per share of common stock were paid in March, May and September 2011.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first nine months of 2011, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2011 and 2010 was $930,000 and $801,000, respectively.  See Note 9 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $10.2 million of new revenue equipment through 2012; and (b) operating lease obligation expenditures totaling $583,000 through 2014.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,003	$81,370	$263,613	$242,856
Truckload fuel surcharge revenue	24,849	16,550	72,463	48,681
Total Truckload revenue	116,852	97,920	336,076	291,537
Logistics revenue, net of intermodal fuel surcharge revenue(1)	35,500	28,457	98,221	82,364
Intermodal fuel surcharge revenue	3,996	2,297	11,042	6,447
Total Logistics revenue	39,496	30,754	109,263	88,811
Total operating revenue	$156,348	$128,674	$445,339	$380,348
Operating income:
Truckload	$9,174	$8,326	$24,097	$21,759
Logistics	1,937	1,660	5,982	4,454
Total operating income	$11,111	$9,986	$30,079	$26,213

(1)
Logistics revenue is net of $2.3 million and $6.7 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2011, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $2.6 million and $6.7 million for the three-month and nine-month periods ended September 30, 2010.

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

        Our operating revenue increased $65.0 million, or 17.1%, in the first nine months of 2011.  Our operating revenue, net of fuel surcharges, increased $36.6 million, or 11.3%, compared with the first nine months of 2010.  Truckload segment revenue, net of fuel surcharges, increased 8.5% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.4% along with an increase in our average fleet size of 43 tractors, or 2.0%, in the first nine months of 2011.  Fuel surcharge revenue increased by $28.4 million, or 51.5%, which was caused by significantly higher fuel prices in the first nine months of 2011.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 64.8% of our truckload fleet as of September 30, 2011 from 48.2% as of September 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.3% reduction from the first nine months of 2010 in average length of haul to 629 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 19.3% compared with the first nine months of 2010.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.5% of our operating revenue in the first nine months of 2011 compared to 23.3% in the first nine months of 2010.

        Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.82 per gallon in the first nine months of 2011 from $2.94 per gallon in the first nine months of 2010.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

        Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.2% in the first nine months of 2011 and 93.1% in the first nine months of 2010.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.7% for the first nine months of 2011 from 91.9% for the first nine months of 2010.  Our net income increased to $16.6 million in the first nine months of 2011 from $14.5 million in the first nine months of 2010.  The increased profitability in 2011 was primarily due to the increase in revenue per tractor per week in our Truckload segment, along with an increase in our Logistics segment operating income.

        Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2011, we had approximately $20.5 million of cash and cash equivalents and $313.1 million in stockholders’ equity.  As of that date, we had no long-term debt outstanding.  In the first nine months of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.1 million, to partially construct two regional operating facilities in the amount of $4.0 million, and to increase cash and cash equivalents by $15.2 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2011.  We paid quarterly cash dividends of $0.02 per share of common stock in the first three quarters of 2011 totaling $1.3 million.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

        We have been transforming our business strategy to a multifaceted set of transportation service solutions, primarily regional temperature-controlled operations along with intermodal and brokerage services, while developing a diverse customer base that gains value from and expands each of these operating units.  We believe that we are well-positioned regardless of the economic environment with this transformation of our services combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Truckload Segment:
Total Truckload revenue (in thousands)	$116,852	$97,920	$336,076	$291,537
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,168	$3,084	$3,143	$2,953
Average tractors (1)	2,210	2,007	2,151	2,108
Average miles per trip	617	645	629	664
Total miles – company-employed drivers (in thousands)	51,433	47,881	150,083	144,588
Total miles – independent contractors (in thousands)	1,513	3,007	5,588	11,354

Logistics Segment:
Total Logistics revenue (in thousands):	$39,496	$30,754	$109,263	$88,811
Brokerage:
Marten Transport
Revenue (in thousands)	$12,116	$9,031	$35,795	$28,695
Loads	6,336	5,059	18,485	15,854
MWL
Revenue (in thousands)	$9,215	$9,185	$25,454	$25,321
Loads	4,672	5,380	13,179	14,349
Intermodal:
Revenue (in thousands)	$18,165	$12,538	$48,014	$34,795
Loads	6,508	5,332	18,064	14,755
Average tractors	80	74	74	67

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 52 and 96 tractors as of September 30, 2011 and 2010, respectively.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

(Dollars in thousands)	Three Months Ended September 30,		Dollar Change Three Months Ended September 30,	Percentage Change Three Months Ended September 30,
	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,003	$81,370	$10,633	13.1%
Truckload fuel surcharge revenue	24,849	16,550	8,299	50.1
Total Truckload revenue	116,852	97,920	18,932	19.3
Logistics revenue, net of intermodal fuel surcharge revenue(1)	35,500	28,457	7,043	24.7
Intermodal fuel surcharge revenue	3,996	2,297	1,699	74.0
Total Logistics revenue	39,496	30,754	8,742	28.4
Total operating revenue	$156,348	$128,674	$27,674	21.5%
Operating income:
Truckload	$9,174	$8,326	$848	10.2%
Logistics	1,937	1,660	277	16.7
Total operating income	$11,111	$9,986	$1,125	11.3%
Operating ratio: (2)
Truckload	92.1%	91.5%		0.7%
Logistics	95.1	94.6		0.5
Consolidated operating ratio	92.9%	92.2%		0.8%

(1)
Logistics revenue is net of $2.3 million and $2.6 million of inter-segment revenue in the 2011 and 2010 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $27.7 million, or 21.5%, to $156.3 million in the 2011 period from $128.7 million in the 2010 period.  Our operating revenue, net of fuel surcharges, increased $17.7 million, or 16.1%, to $127.5 million in the 2011 period from $109.8 million in the 2010 period.  The increase in operating revenue, net of fuel surcharges, was due to increased revenue in both the truckload and logistics segments.  Fuel surcharge revenue increased to $28.8 million in the 2011 period from $18.8 million in the 2010 period, caused by significantly higher fuel prices in 2011.

Truckload segment revenue increased $18.9 million, or 19.3%, to $116.9 million in the 2011 period from $97.9 million in the 2010 period.  Truckload segment revenue, net of fuel surcharges, increased 13.1% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 2.7%, along with an increase in our average fleet size of 203 tractors, or 10.1%, in the 2011 period. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 64.8% of our truckload fleet as of September 30, 2011 from 48.2% as of September 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 4.3% reduction from the 2010 period in average length of haul to 617 miles.

Logistics segment revenue increased $8.7 million, or 28.4%, to $39.5 million in the 2011 period from $30.8 million in the 2010 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 24.7%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The increase in the operating ratio for our Logistics segment in the 2011 period was primarily due to an increase as a percentage of logistics revenue in the payments made to carriers for our brokerage services due to overall carrier constraint.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2011 vs. 2010	2011 vs. 2010	2011	2010

Operating revenue	$27,674	21.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,008	15.3	24.2	25.5
Purchased transportation	5,079	19.3	20.1	20.4
Fuel and fuel taxes	12,032	42.1	26.0	22.2
Supplies and maintenance	2,754	33.3	7.1	6.4
Depreciation	1,874	14.5	9.4	10.0
Operating taxes and licenses	139	9.2	1.1	1.2
Insurance and claims	204	4.6	3.0	3.4
Communications and utilities	25	2.2	0.7	0.9
Gain on disposition of revenue equipment	(900)	(489.1)	(0.7)	(0.1)
Other	334	10.9	2.2	2.4
Total operating expenses	26,549	22.4	92.9	92.2
Operating income	1,125	11.3	7.1	7.8
Net interest expense (income)	(62)	(140.9)	-	-
Income before income taxes	1,187	11.9	7.1	7.7
Less: Income before income taxes attributable to noncontrolling interest	10	3.2	0.2	0.2
Income before income taxes attributable to Marten Transport, Ltd.	1,177	12.2	6.9	7.5
Provision for income taxes	326	7.9	2.9	3.2
Net income	$851	15.5%	4.1%	4.3%

         Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors.  The increase in salaries, wages and benefits resulted primarily from a 7.4% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, and an additional $288,000 of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.  Employees’ health insurance expense increased by $749,000 due to an increase in our self-insured medical claims.

         Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $5.1 million in total, or 19.3%, in the 2011 period from the 2010 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $6.6 million to $29.2 million in the 2011 period from $22.6 million in the 2010 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $1.5 million in the 2011 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we grow our Logistics segment.

        Fuel and fuel taxes increased by $12.0 million in the 2011 period from the 2010 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $3.3 million, or 28.2%, to $15.2 million in the 2011 period from $11.8 million in the 2010 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $3.4 million in the 2011 period and $2.1 million in the 2010 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.87 per gallon in the 2011 period from $2.94 per gallon in the 2010 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 14.3% of truckload and intermodal revenue, net of fuel surcharges, in the 2011 period, compared with 12.9% in the 2010 period.

        Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  Our average fleet size increased 10.1% from the 2010 period and the costs associated with this larger fleet increased our supplies and maintenance costs.  We have also increased the maintenance performed on our revenue equipment as a result of company policy changes in 2011.  The extreme heat across much of the United States in the summer of 2011 also adversely impacted maintenance costs specific to our refrigeration and auxiliary power units.  In addition, we have experienced higher tire and parts prices and increased toll expense in the 2011 period.

        Depreciation relates to owned tractors, trailers, auxiliary power units, communications units, terminal facilities and other assets.  The increase in depreciation was primarily due to a 10.1% increase in our average fleet size, a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2011 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

        Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $204,000 increase in insurance and claims in the 2011 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

       Gain on disposition of revenue equipment increased to $1.1 million in the 2011 period from $184,000 in the 2010 period primarily due to an increase in the market value for used revenue equipment.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

       As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.9% in the 2011 period compared with 92.2% in the 2010 period.  The operating ratio for our Truckload segment was 92.1% and 91.5% in the 2011 and 2010 periods, respectively.  The operating ratio for our Logistics segment was 95.1% and 94.6% in the 2011 and 2010 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, was 91.3% for the 2011 period and 90.9% for the 2010 period.

       Our effective income tax rate decreased to 41.4% for the 2011 period from 43.1% for the 2010 period.  This decrease was primarily due to a decrease in the deferred income tax liability derived from changes in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income increased to $6.3 million in the 2011 period from $5.5 million in the 2010 period.  Net earnings increased to $0.29 per diluted share in the 2011 period from $0.25 per diluted share in the 2010 period.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

(Dollars in thousands)	Nine Months Ended September 30,		Dollar Change Nine Months Ended September 30,	Percentage Change Nine Months Ended September 30,
	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$263,613	$242,856	$20,757	8.5%
Truckload fuel surcharge revenue	72,463	48,681	23,782	48.9
Total Truckload revenue	336,076	291,537	44,539	15.3
Logistics revenue, net of intermodal fuel surcharge revenue(1)	98,221	82,364	15,857	19.3
Intermodal fuel surcharge revenue	11,042	6,447	4,595	71.3
Total Logistics revenue	109,263	88,811	20,452	23.0
Total operating revenue	$445,339	$380,348	$64,991	17.1%
Operating income:
Truckload	$24,097	$21,759	$2,338	10.7%
Logistics	5,982	4,454	1,528	34.3
Total operating income	$30,079	$26,213	$3,866	14.7%
Operating ratio: (2)
Truckload	92.8%	92.5%		0.3%
Logistics	94.5	95.0		(0.5)
Consolidated operating ratio	93.2%	93.1%		0.1%

(1)
Logistics revenue is net of $6.7 million of inter-segment revenue in each of the 2011 and 2010 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $65.0 million, or 17.1%, to $445.3 million in the 2011 period from $380.3 million in the 2010 period.  Our operating revenue, net of fuel surcharges, increased $36.6 million, or 11.3%, to $361.8 million in the 2011 period from $325.2 million in the 2010 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $83.5 million in the 2011 period from $55.1 million in the 2010 period, which was caused by significantly higher fuel prices in 2011.

Truckload segment revenue increased $44.5 million, or 15.3%, to $336.1 million in the 2011 period from $291.5 million in the 2010 period.  Truckload segment revenue, net of fuel surcharges, increased 8.5% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.4%, along with an increase in our average fleet size of 43 tractors, or 2.0% in the 2011 period from the 2010 period.  The changes in our operating statistics are consistent with the continued growth of our regional temperature-controlled operations, which we have increased to 64.8% of our truckload fleet as of September 30, 2011 from 48.2% as of September 30, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 5.3% reduction from the 2010 period in average length of haul to 629 miles.

Logistics segment revenue increased $20.5 million, or 23.0%, to $109.3 million in the 2011 period from $88.8 million in the 2010 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 19.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our Logistics segment in the 2011 period was primarily due to increased profitability of MWL.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2011 vs. 2010	2011 vs. 2010	2011	2010

Operating revenue	$64,991	17.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	11,134	11.5	24.3	25.5
Purchased transportation	8,982	11.2	20.1	21.1
Fuel and fuel taxes	31,527	37.4	26.0	22.2
Supplies and maintenance	4,583	17.7	6.8	6.8
Depreciation	3,825	9.9	9.5	10.1
Operating taxes and licenses	(7)	(0.2)	1.0	1.2
Insurance and claims	1,081	8.8	3.0	3.2
Communications and utilities	386	12.8	0.8	0.8
Gain on disposition of revenue equipment	(2,007)	(247.2)	(0.6)	(0.2)
Other	1,621	18.3	2.3	2.3
Total operating expenses	61,125	17.3	93.2	93.1
Operating income	3,866	14.7	6.8	6.9
Net interest expense (income)	30	83.3	-	-
Income before income taxes	3,836	14.6	6.8	6.9
Less: Income before income taxes attributable to noncontrolling interest	343	94.0	0.2	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,493	13.5	6.6	6.8
Provision for income taxes	1,403	12.4	2.9	3.0
Net income	$2,090	14.4%	3.7%	3.8%

The increase in salaries, wages and benefits resulted primarily from a 3.8% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, and an additional $1.1 million of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.  Additionally, bonus compensation expensed for our non-driver employees increased by $888,000 and our employees’ health insurance expense increased by $1.8 million due to an increase in our self-insured medical claims.

Purchased transportation expense increased $9.0 million in total, or 11.2%, in the 2011 period from the 2010 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $15.1 million to $81.6 million in the 2011 period from $66.5 million in the 2010 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $6.1 million in the 2011 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes increased by $31.5 million in the 2011 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $6.1 million, or 16.9%, to $42.0 million in the 2011 period from $35.9 million in the 2010 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $9.6 million in the 2011 period and $6.7 million in the 2010 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.82 per gallon in the 2011 period from $2.94 per gallon in the 2010 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 14.0% of truckload and intermodal revenue, net of fuel surcharges, in the 2011 period, compared with 13.2% in the 2010 period.

The increase in supplies and maintenance in the 2011 period primarily resulted from increased maintenance performed on our revenue equipment as a result of company policy changes.  In addition, we have experienced higher tire and parts prices and increased toll expense in the 2011 period.

The $1.1 million increase in insurance and claims in the 2011 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment increased to $2.8 million in the 2011 period from $812,000 in the 2010 period as a result of an increase in the market value for used revenue equipment, despite a decrease in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.2% in the 2011 period compared with 93.1% in the 2010 period.  The operating ratio for our Truckload segment was 92.8% in the 2011 period compared with 92.5% in the 2010 period.  The operating ratio for our Logistics segment improved to 94.5% from 95.0% in the 2010 period.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.7% for the 2011 period from 91.9% for the 2010 period.

Our effective income tax rate was 43.4% in the 2011 period and 43.9% in the 2010 period.

As a result of the factors described above, net income increased to $16.6 million in the 2011 period from $14.5 million in the 2010 period.  Net earnings increased to $0.75 per diluted share in the 2011 period from $0.66 per diluted share in the 2010 period.

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

	Nine Months Ended September 30,
(In thousands)	2011	2010
Net cash flows provided by operating activities	$60,744	$45,913
Net cash flows (used for) investing activities	(24,072)	(71,309)
Net cash flows provided by (used for) financing activities	(21,464)	24,356

In the first nine months of 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.1 million, to partially construct two regional operating facilities in the amount of $4.0 million, and to increase cash and cash equivalents by $15.2 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $20 million for the remainder of 2011. We paid quarterly cash dividends of $0.02 per share of common stock in each of the first three quarters of 2011 totaling $1.3 million.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At September 30, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.8 million and remaining borrowing availability of $41.2 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at September 30, 2011.

The following is a summary of our contractual obligations as of September 30, 2011.

	Payments Due by Period
	Remainder	2012	2014
	of	And	And
(In thousands)	2011	2013	2015	Thereafter	Total
Purchase obligations for revenue equipment	$4,390	$5,784	$-	$-	$10,174
Operating lease obligations	121	459	3	-	583
Total	$4,511	$6,243	$3	$-	$10,757

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.1 million in the first nine months of 2011and $558,000 in the first nine months of 2010 for fuel and tire services. In addition, we paid $1.4 million in the first nine months of 2011 and $1.3 million in the first nine months of 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $587,000 in the first nine months of 2011 and $89,000 in the first nine months of 2010 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.8 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2011.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $410,000 as of September 30, 2011 and $170,000 as of December 31, 2010.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

              Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $362.0 million as of September 30, 2011 and $372.1 million as of December 31, 2010. Our depreciation expense was $42.4 million for the first nine months of 2011 and $38.5 million for the first nine months of 2010.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2011 by approximately $8.9 million, or 2.5%.

In the first nine months of 2011, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim.  Prior to June 1, 2011, we were responsible for the first $1.0 million and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $8.8 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.9 million as of September 30, 2011, and $17.7 million as of December 31, 2010. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2011 would have needed to increase by approximately $3.5 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first nine months of 2011, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.7 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2011 and September 30, 2010, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended  September 30, 2011 and September 30, 2010, and for the three-month period ended December 31, 2010, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2011 and September 30, 2010, and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 9, 2011	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2011	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)