Form 10-K
period 2011-12-31
MARTEN TRANSPORT LTD
filed 2012-03-14
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

As of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $365,653,000.

As of February 29, 2012, 22,044,708 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 1, 2012, or 2012 Proxy Statement.
RDGPreambleEnd

TABLE OF CONTENTS

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

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2011, we generated $603.7 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 81% of our truckload revenue resulted from hauling temperature-sensitive products and 19% from hauling dry freight.  We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest.  We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions.  In 2011, our average length of haul was 626 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity.  We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service.  With our fleet of 2,281 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reporting segments – Truckload and Logistics.  Financial information regarding these segments can be found in Footnote 13 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  We continue to expand our regional truckload operations, which represented 65% of our tractor fleet as of December 31, 2011.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2011, our two largest customers were Kraft and General Mills.

Our marketing efforts are conducted by a staff of approximately 139 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 10.8% during 2011, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2011, our top 30 customers accounted for approximately 74% of our revenue, and our top ten customers accounted for 51% of our revenue.  Nine of our top ten customers have been significant customers of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers.  Kraft accounted for 11% and General Mills accounted for 10% of our revenue in 2011.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 139 of our drivers as of December 31, 2011 have driven more than one million miles for us without a preventable accident, while approximately 44 of our drivers have driven more than two million miles and seven have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2011, we had approximately 2,787 employees. This total consists of approximately 2,133 drivers, 254 mechanics and maintenance personnel, and 400 support personnel, which includes management and administration. As of that date, we also contracted with 48 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2011, we operated a fleet of 2,281 tractors, including 2,233 company-owned tractors and 48 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2011 was approximately 2.6 years.  In 2011, we replaced most of our company-owned tractors within approximately 4.5 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2011, 78 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements.  Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.1% as of December 31, 2011 compared to 4.0% as of December 31, 2010 and 7.8% as of December 31, 2009.

As of December 31, 2011, we operated a fleet of 4,124 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long and 102 inches wide. The average age of our trailer fleet at December 31, 2011 was approximately 2.4 years. In 2011, we replaced most of our company-owned trailers within approximately 5.5 years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2011, over 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.  We have also invested in satellite tracking equipment for our temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaces the former SafeStat system and attempts to use more roadside data to identify behaviors that predict safety issues, be more proactive with intervention and maximize compliance monitoring resources.  The implementation of CSA has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers.

In December 2011, the FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The rule retains the 11-hour driving maximum under which the industry has been operating since 2004.  However, changes to the “34-hour restart” provision and required breaks effectively reduce the maximum workweek for drivers to 70 hours from 82 hours.  These changes will reduce on-duty non-driving time and are likely to moderately decrease industry productivity.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic onboard recorders, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals.  A revised rule may be issued in 2013.  Our entire tractor fleet has been equipped with electronic onboard recorders since early 2011.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2011, 78 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2009 through 2011.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2011, our top 30 customers, based on revenue, accounted for approximately 74% of our revenue; our top ten customers accounted for approximately 51% of our revenue; our top five customers accounted for approximately 37% of our revenue; and our top two customers accounted for approximately 21% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2011, 78 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaces the former SafeStat system and attempts to use more roadside data to identify behaviors that predict safety issues, be more proactive with intervention and maximize compliance monitoring resources.  The implementation of CSA has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers.

In December 2011, the FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The rule retains the 11-hour driving maximum under which the industry has been operating since 2004.  However, changes to the “34-hour restart” provision and required breaks effectively reduce the maximum workweek for drivers to 70 hours from 82 hours.  These changes will reduce on-duty non-driving time and are likely to moderately decrease industry productivity.

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

We depend on the stability, availability and security of the technology related to our management information systems, which may prove to be inadequate.  We depend upon our management information systems for many aspects of our business.  Some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems.  In addition, the security risks associated with information technology systems have increased in recent years because of the sophistication and amount of cyber attacks.  Our business will be materially and adversely affected if our management information systems are disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy, including our logistics services.

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

Company Locations	Owned or Leased	Maintenance	Fueling	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X	X
Ontario, California	Owned	X	X				X
Atlanta, Georgia	Owned	X	X	X	X	X	X
Portland, Oregon	Owned	X	X			X	X
Indianapolis, Indiana	Owned	X	X	X	X	X	X
Desoto, Texas	Owned	X	X	X	X	X	X
Tampa, Florida	Owned	X				X	X
Memphis, Tennessee	Owned	X		X		X	X
Phoenix, Arizona	Leased	X		X	X	X	X
Richmond, Virginia	Leased	X			X	X
Laredo, Texas	Leased	X	X			X	X
Kansas City, Kansas	Leased	X				X	X
Carlisle, Pennsylvania	Leased	X				X	X
Chicago, Illinois	Leased					X	X

ITEM 3.	LEGAL PROCEEDINGS

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 29, 2012, are as follows:

Name	Age	Position
Randolph L. Marten	59	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	64	President

Robert G. Smith	68	Chief Operating Officer

Timothy P. Nash	60	Executive Vice President of Sales and Marketing

James J. Hinnendael	48	Chief Financial Officer

John H. Turner	50	Vice President of Sales

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

	Common Stock Price
Year ended December 31, 2011	High	Low
Fourth Quarter	$19.78	$15.28
Third Quarter	22.37	15.00
Second Quarter	23.19	17.43
First Quarter	22.86	19.65

Year ended December 31, 2010
Fourth Quarter	$24.36	$20.08
Third Quarter	24.25	17.00
Second Quarter	23.54	18.75
First Quarter	20.52	16.66

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On February 29, 2012, we had 194 record stockholders, and approximately 4,172 beneficial stockholders of our common stock.

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter.  The first two quarterly cash dividends of $0.02 per share of common stock were paid in the third and fourth quarters of 2010.  Quarterly cash dividends of $0.02 per share of common stock were also paid in 2011.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility.  Our revolving credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We made no purchases in 2011, 2010 or in 2009.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Research Data Group, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2006, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
FOR THE YEAR
Operating revenue	$603,679	$516,920	$505,874	$607,099	$560,017
Operating income	43,030	35,289	29,359	32,705	27,801
Net income	24,285	19,742	16,267	18,071	14,968
Operating ratio(1)	92.9%	93.2%	94.2%	94.6%	95.0%

PER-SHARE DATA
Basic earnings per common share	$1.10	$0.90	$0.74	$0.83	$0.69
Diluted earnings per common share	1.10	0.90	0.74	0.82	0.68
Dividends paid per common share	0.08	0.04	—	—	—
Book value	14.57	13.48	12.56	11.79	10.92

AT YEAR END
Total assets	$470,579	$460,308	$414,838	$397,443	$407,390
Long-term debt	—	19,346	1,499	2,857	44,643
Stockholders’ equity	320,359	295,904	274,907	257,451	238,213

(1)	Represents operating expenses as a percentage of operating revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating revenue increased $86.8 million, or 16.8%, in 2011.  Our operating revenue, net of fuel surcharges, increased $49.7 million, or 11.3%, compared with 2010.  Truckload segment revenue, net of fuel surcharges, increased 9.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.5%, along with an increase in our average fleet size of 65 tractors, or 3.1%, in 2011.  Fuel surcharge revenue increased by $37.1 million, or 48.9%, which was caused by significantly higher fuel prices in 2011.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 64.7% of our truckload fleet as of December 31, 2011 from 51.8% as of December 31, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 4.4% reduction from 2010 in average length of haul to 626 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 15.3% compared with 2010.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.5% of our operating revenue in 2011 compared to 24.0% in 2010 and 21.6% in 2009.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.83 per gallon in 2011 from $2.99 per gallon in 2010.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.9% in 2011 from 93.2% in 2010.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.2% for 2011 from 92.0% for 2010.  Our net income increased to $24.3 million in 2011 from $19.7 million in 2010.  The increased profitability in 2011 was primarily due to the increase in revenue per tractor per week in our Truckload segment, along with an increase in our Logistics segment operating income.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2011, we had approximately $20.8 million of cash and cash equivalents, $320.4 million in stockholders’ equity and no long-term debt outstanding.  In 2011, net cash flows provided by operating activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.9 million, to partially construct two regional operating facilities in the amount of $7.4 million, and to increase cash and cash equivalents by $15.5 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $80 million in 2012.  We paid quarterly cash dividends of $0.02 per share of common stock in 2011 totaling $1.8 million.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2011	2010	2009
Truckload Segment:
Total Truckload revenue (in thousands)	$455,847	$392,764	$396,795
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,162	$2,968	$2,822
Average tractors(1)	2,170	2,105	2,358
Average miles per trip	626	655	761
Total miles – company-employed drivers (in thousands)	202,836	193,342	206,894
Total miles – independent contractors (in thousands)	6,841	13,776	23,415

Logistics Segment:
Total Logistics revenue (in thousands):	$147,832	$124,156	$109,079
Brokerage
Marten Transport
Revenue (in thousands)	$48,354	$41,219	$35,014
Loads	25,412	21,896	18,932
MWL
Revenue (in thousands)	$34,463	$35,247	$32,160
Loads	17,194	18,704	17,868
Intermodal:
Revenue (in thousands)	$65,015	$47,690	$41,905
Loads	24,302	20,150	18,090
Average tractors	75	67	62

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 48, 86 and 177 tractors as of December 31, 2011, 2010 and 2009, respectively.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2011	2010	2011 vs. 2010	2011 vs. 2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$357,787	$325,791	$31,996	9.8%
Truckload fuel surcharge revenue	98,060	66,973	31,087	46.4
Total Truckload revenue	455,847	392,764	63,083	16.1

Logistics revenue, net of intermodal fuel surcharge revenue(1)	132,890	115,223	17,667	15.3
Intermodal fuel surcharge revenue	14,942	8,933	6,009	67.3
Total Logistics revenue	147,832	124,156	23,676	19.1

Total operating revenue	$603,679	$516,920	$86,759	16.8%

Operating income:
Truckload	$35,298	$28,680	$6,618	23.1%
Logistics	7,732	6,609	1,123	17.0
Total operating income	$43,030	$35,289	$7,741	21.9%

Operating ratio(2):
Truckload	92.3%	92.7%		(0.4)%
Logistics	94.8	94.7		0.1
Consolidated operating ratio	92.9%	93.2%		(0.3)%

(1)
Logistics revenue is net of $9.0 million and $9.1 million of inter-segment revenue in 2011 and 2010, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $54.4 million and $49.0 million, and Logistics segment depreciation expense was $3.1 million and $2.9 million, in 2011 and 2010, respectively.

Our operating revenue increased $86.8 million, or 16.8%, to $603.7 million in 2011 from $516.9 million in 2010.  Our operating revenue, net of fuel surcharges, increased $49.7 million, or 11.3%, to $490.7 million in 2011 from $441.0 million in 2010.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $113.0 million in 2011 from $75.9 million in 2010, which was caused by significantly higher fuel prices in 2011.

Truckload segment revenue increased $63.1 million, or 16.1%, to $455.8 million in 2011 from $392.8 million in 2010.  Truckload segment revenue, net of fuel surcharges, increased 9.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 6.5%, along with an increase in our average fleet size of 65 tractors, or 3.1%, in 2011 from 2010.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 64.7% of our truckload fleet as of December 31, 2011 from 51.8% as of December 31, 2010.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 4.4% reduction from 2010 in average length of haul to 626 miles.  The improvement in revenue per tractor per week primarily caused the increase in profitability from 2010.

Logistics segment revenue increased $23.7 million, or 19.1%, to $147.8 million in 2011 from $124.2 million in 2010.  Logistics segment revenue, net of intermodal fuel surcharges, increased 15.3%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The operating ratio for our Logistics segment in 2011 was consistent with 2010.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

(Dollars in thousands)	Dollar Change	Percentage Change	Percentage of Operating Revenue
	2011 vs. 2010	2011 vs. 2010	2011	2010
Operating revenue	$86,759	16.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	16,127	12.3	24.5	25.4
Purchased transportation	9,924	9.0	19.9	21.4
Fuel and fuel taxes	40,668	35.4	25.8	22.2
Supplies and maintenance	5,093	14.5	6.7	6.8
Depreciation	5,615	10.8	9.5	10.0
Operating taxes and licenses	151	2.4	1.1	1.2
Insurance and claims	1,597	9.6	3.0	3.2
Communications and utilities	641	16.2	0.8	0.8
Gain on disposition of revenue equipment	(2,690)	(242.3)	(0.6)	(0.2)
Other	1,892	15.8	2.3	2.3
Total operating expenses	79,018	16.4	92.9	93.2
Operating income	7,741	21.9	7.1	6.8
Net interest income	2	7.7	-	-
Income before income taxes	7,739	21.9	7.1	6.8
Less: Income before income taxes attributable to noncontrolling interest	176	27.9	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	7,563	21.8	7.0	6.7
Provision for income taxes	3,020	20.2	3.0	2.9
Net income	$4,543	23.0%	4.0%	3.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 4.9% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, and an additional $1.1 million of layover pay due to a change in our policy to compensate company drivers without an assigned load for a specified period of time.  In addition, employees’ health insurance expense increased by $1.4 million due to an increase in our self-insured medical claims, and bonus compensation expense for our non-driver employees increased by $2.1 million.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $9.9 million in total, or 9.0%, in 2011 from 2010.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $17.3 million to $110.8 million in 2011 from $93.5 million in 2010.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $7.4 million in 2011, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $40.7 million in 2011 from 2010.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $7.4 million, or 15.5%, to $55.3 million in 2011 from $47.9 million in 2010.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $12.8 million in 2011 and $8.9 million in 2010.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.83 per gallon in 2011 from $2.99 per gallon in 2010.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 13.6% of truckload and intermodal revenue, net of fuel surcharges, in 2011, compared with 13.1% in 2010.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  Our average fleet size increased 3.1% from 2010 and the costs associated with this larger fleet increased our supplies and maintenance costs.  We have also increased the maintenance performed on our revenue equipment as a result of company policy changes in 2011.  The extreme heat across much of the United States in the summer of 2011 also adversely impacted maintenance costs specific to our refrigeration and auxiliary power units.  In addition, we have experienced higher tire and parts prices and increased toll expense in 2011.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets.  The increase in depreciation was primarily due to a 3.1% increase in our average fleet size, a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2011.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $1.6 million increase in insurance and claims in 2011 was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $3.8 million in 2011 from $1.1 million in 2010 primarily due to an increase in the market value of used revenue equipment.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.9% in 2011 from 93.2% in 2010.  The operating ratio for our Truckload segment was 92.3% and 92.7% in 2011 and 2010, respectively.  The operating ratio for our Logistics segment was 94.8% and 94.7% in 2011 and 2010, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.2% for 2011 from 92.0% for 2010.

Our effective income tax rate decreased to 42.5% for 2011 from 43.1% for 2010.  This decrease was primarily due to a decrease in the deferred income tax liability derived from changes in income apportionment for several states, which produced a lower effective state income tax rate, net of federal impact.

As a result of the factors described above, net income increased to $24.3 million in 2011 from $19.7 million in 2010.  Net earnings increased to $1.10 per diluted share in 2011 from $0.90 per diluted share in 2010.

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

Truckload segment depreciation expense was $49.0 million and $50.2 million in 2010 and 2009, respectively, and Logistics segment depreciation expense was $2.9 million in each of the years.

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

(Dollars in thousands)	Dollar Change	Percentage Change	Percentage of Operating Revenue
	2010 vs. 2009	2010 vs. 2009	2010	2009
Operating revenue	$11,046	2.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(7,233)	(5.2)	25.4	27.4
Purchased transportation	3,831	3.6	21.4	21.1
Fuel and fuel taxes	15,029	15.0	22.2	19.7
Supplies and maintenance	(3,005)	(7.9)	6.8	7.6
Depreciation	(1,153)	(2.2)	10.0	10.5
Operating taxes and licenses	(450)	(6.7)	1.2	1.3
Insurance and claims	(3,323)	(16.7)	3.2	3.9
Communications and utilities	(206)	(4.9)	0.8	0.8
Gain on disposition of revenue equipment	520	31.9	(0.2)	(0.3)
Other	1,106	10.2	2.3	2.2
Total operating expenses	5,116	1.1	93.2	94.2
Operating income	5,930	20.2	6.8	5.8
Net interest expense (income)	(58)	(181.3)	-	-
Income before income taxes	5,988	20.4	6.8	5.8
Less: Income before income taxes attributable to noncontrolling interest	47	8.0	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	5,941	20.7	6.7	5.7
Provision for income taxes	2,466	19.8	2.9	2.5
Net income	$3,475	21.4%	3.8%	3.2%

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows (used for) provided by financing activities for the years indicated.

(In thousands)	2011	2010	2009
Net cash flows provided by operating activities	$86,206	$64,522	$81,686
Net cash flows (used for) investing activities	(48,271)	(81,181)	(77,164)
Net cash flows (used for) provided by financing activities	(22,420)	16,555	(1,507)

In 2011, net cash flows provided by operating  activities were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.9 million, to partially construct two regional operating facilities in the amount of $7.4 million, and to increase cash and cash equivalents by $15.5 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $80 million in 2012. We paid quarterly cash dividends of $0.02 per share of common stock in 2011 totaling $1.8 million.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At December 31, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at December 31, 2011.

The following is a summary of our contractual obligations as of December 31, 2011.

	Payments Due by Period
		2013	2015
		And	And
(In thousands)	2012	2014	2016	Thereafter	Total
Purchase obligations for revenue equipment	$67,405	$—	$—	$—	$67,405
Building construction obligations	4,335	—	—	—	4,335
Operating lease obligations	551	674	191	—	1,416
Total	$72,291	$674	$191	$—	$73,156

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2011 of 22,443.1 shares of Company common stock with a value of $404,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $1.4 million in 2011, $815,000 in 2010 and $796,000 in 2009 for fuel and tire services. In addition, we paid $1.7 million in each of 2011 and  2010 and  $1.5 million in 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $615,000 in 2011, $262,000 in 2010 and $1.1 million in 2009 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.9 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2011.

We have an investment in MWL which is considered to be a variable interest entity.  As described in Note 1 to our consolidated financial statements, we are considered to be the primary beneficiary and have consolidated MWL in our financial statements in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $470,000 as of December 31, 2011 and $170,000 as of December 31, 2010.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

              Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $368.2 million as of December 31, 2011 and $372.1 million as of December 31, 2010. Our depreciation expense was $57.5 million in 2011, $51.9 million in 2010 and $53.1 million in 2009.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2011 by approximately $8.7 million, or 2.4%.

In 2011, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim.  Prior to June 1, 2011, we were responsible for the first $1.0 million and also responsible for up to $1.0 million for 33% of each auto liability claim amount in excess of $1.0 million.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $8.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.0 million as of December 31, 2011, and $17.7 million as of December 31, 2010. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2011 would have needed to increase by approximately $3.3 million.

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

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in 2011, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $7.7 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 34 of this Report.

March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51,” (FASB ASC 810-10-65-1, “Consolidation”) in 2009.

KPMG LLP
Minneapolis, Minnesota March 14, 2012

RDGXBRLParseBegin
MARTEN TRANSPORT, LTD.
Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$20,821	$5,306
Marketable securities	—	138
Receivables:
Trade, less allowances of $470 and $170, respectively	59,385	51,094
Other	3,430	12,968
Prepaid expenses and other	15,426	13,406
Deferred income taxes	2,738	4,794
Total current assets	101,800	87,706
Property and equipment:
Revenue equipment	468,966	469,437
Buildings and land	30,602	25,678
Office equipment and other	24,406	20,507
Less accumulated depreciation	(155,774)	(143,563)
Net property and equipment	368,200	372,059
Other assets	579	543
	$470,579	$460,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$1,066
Accounts payable	17,912	17,800
Insurance and claims accruals	13,042	17,653
Accrued liabilities	15,431	12,724
Current maturities of long-term debt	—	19,346
Total current liabilities	46,385	68,589
Deferred income taxes	103,835	95,815
Total liabilities	150,220	164,404
Commitments and contingencies (Note 12)
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 21,984,597 shares at December 31, 2011, and 21,950,252 shares at December 31, 2010, issued and outstanding	220	220
Additional paid-in capital	80,078	78,428
Retained earnings	237,872	215,345
Total Marten Transport, Ltd. stockholders’ equity	318,170	293,993
Noncontrolling interest	2,189	1,911
Total stockholders’ equity	320,359	295,904
	$470,579	$460,308

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2011	2010	2009
Operating revenue	$603,679	$516,920	$505,874
Operating expenses (income):
Salaries, wages and benefits	147,646	131,519	138,752
Purchased transportation	120,332	110,408	106,577
Fuel and fuel taxes	155,595	114,927	99,898
Supplies and maintenance	40,311	35,218	38,223
Depreciation	57,531	51,916	53,069
Operating taxes and licenses	6,373	6,222	6,672
Insurance and claims	18,170	16,573	19,896
Communications and utilities	4,605	3,964	4,170
Gain on disposition of revenue equipment	(3,800)	(1,110)	(1,630)
Other	13,886	11,994	10,888
	560,649	481,631	476,515
Operating income	43,030	35,289	29,359
Net interest (income) expense	(24)	(26)	32
Income before income taxes	43,054	35,315	29,327
Less: Income before income taxes attributable to noncontrolling interest	807	631	584
Income before income taxes attributable to Marten Transport, Ltd.	42,247	34,684	28,743
Provision for income taxes	17,962	14,942	12,476
Net income	$24,285	$19,742	$16,267
Basic earnings per common share	$1.10	$0.90	$0.74
Diluted earnings per common share	$1.10	$0.90	$0.74
Dividends paid per common share	$0.08	$0.04	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2008	21,830	$218	$75,305	$180,213	$1,715	$257,451
Net income	—	—	—	16,267	—	16,267
Issuance of common stock from share-based payment arrangement exercises	55	1	331	—	—	332
Tax benefits from share-based payment arrangement exercises	—	—	255	—	—	255
Share-based payment arrangement compensation expense	—	—	586	—	—	586
Income before income taxes attributable to noncontrolling interest	—	—	—	—	584	584
Noncontrolling interest distributions	—	—	—	—	(568)	(568)
Balance at December 31, 2009	21,885	219	76,477	196,480	1,731	274,907
Net income	—	—	—	19,742	—	19,742
Issuance of common stock from share-based payment arrangement exercises	65	1	302	—	—	303
Tax benefits from share-based payment arrangement exercises	—	—	385	—	—	385
Share-based payment arrangement compensation expense	—	—	1,264	—	—	1,264
Dividends on common stock	__	__	__	(877)	__	(877)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	631	631
Noncontrolling interest distributions	—	—	—	—	(451)	(451)
Balance at December 31, 2010	21,950	220	78,428	215,345	1,911	295,904
Net income	—	—	—	24,285	—	24,285
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	35	—	137	—	—	137
Tax benefits from share-based payment arrangement exercises	—	—	164	—	—	164
Share-based payment arrangement compensation expense	—	—	1,349	—	—	1,349
Dividends on common stock	—	—	—	(1,758)	—	(1,758)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	807	807
Noncontrolling interest distributions	—	—	—	—	(529)	(529)
Balance at December 31, 2011	21,985	$220	$80,078	$237,872	$2,189	$320,359

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2011	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$24,285	$19,742	$16,267
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	57,531	51,916	53,069
Gain on disposition of revenue equipment	(3,800)	(1,110)	(1,630)
Deferred income taxes	10,076	10,550	5,563
Tax benefits from share-based payment arrangement exercises	164	385	255
Excess tax benefits from share-based payment arrangement exercises	(142)	(338)	(223)
Share-based payment arrangement compensation expense	1,349	1,264	586
Income before income taxes attributable to noncontrolling interest	807	631	584
Changes in other current operating items:
Receivables	1,247	(14,246)	7,712
Prepaid expenses and other	(2,020)	(1,078)	1,377
Accounts payable	(1,585)	348	3,519
Insurance and claims accruals	(4,611)	(1,569)	(2,164)
Accrued liabilities	2,905	(1,973)	(3,229)
Net cash provided by operating activities	86,206	64,522	81,686
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(75,332)	(109,345)	(104,842)
Proceeds from revenue equipment dispositions	36,457	40,062	32,876
Buildings and land, office equipment and other additions	(9,573)	(11,959)	(7,948)
Proceeds from buildings and land, office equipment and other dispositions	75	87	31
Purchases of marketable securities	—	(20)	(113,170)
Sales of marketable securities	138	—	115,656
Net change in other assets	(36)	(6)	233
Net cash used for investing activities	(48,271)	(81,181)	(77,164)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	37,632	160,395	1,115
Repayment of borrowings under credit facility and long-term debt	(56,978)	(142,548)	(2,473)
Dividends on common stock	(1,758)	(877)	—
Issuance of common stock from share-based payment arrangement exercises	137	303	332
Excess tax benefits from share-based payment arrangement exercises	142	338	223
Change in net checks issued in excess of cash balances	(1,066)	(605)	(136)
Noncontrolling interest distributions	(529)	(451)	(568)
Net cash (used for) provided by financing activities	(22,420)	16,555	(1,507)
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,515	(104)	3,015
CASH AND CASH EQUIVALENTS:
Beginning of year	5,306	5,410	2,395
End of year	$20,821	$5,306	$5,410
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$36	$225	$200
Income taxes	$(2,559)	$13,789	$4,905
Non-cash investing activities:
Change in property and equipment not yet paid for	$1,499	$253	$(1,288)

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of December 31, 2011, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $6.2 million and $3.4 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by MWL.

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

In 2011, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $8.9 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  We earned 11% and 10% of our revenue in 2011 from two single customers whose trade receivables represented 11% and 8%, respectively, of our trade receivables as of December 31, 2011. We earned 18% and 10% of our revenue in 2010 from two single customers whose trade receivables represented 11% and 12%, respectively, of our trade receivables as of December 31, 2010.  We earned 20% and 12% of our revenue in 2009 from two single customers.  During 2011, more than 99% of our revenue was generated within the United States.

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

Use of estimates:  We must make estimates and assumptions to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2011	2010
License fees	$4,070	$3,894
Tires in service	3,736	3,049
Parts and tires inventory	3,340	2,826
Insurance premiums	1,334	992
Other	2,946	2,645
	$15,426	$13,406

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2011	2010
Accrued expenses	$6,616	$6,024
Salaries and wages	3,956	1,820
Vacation	3,154	3,110
Current income taxes	661	519
Other	1,044	1,251
	$15,431	$12,724

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

3.  Long-Term Debt

In May 2011, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At December 31, 2011, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  At December 31, 2010, the credit facility had an outstanding principal balance of $19.3 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 0.86% at December 31, 2010.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  The debt agreements also contain restrictive covenants which, among other matters, require us to maintain certain financial ratios, including debt-to-equity, cash flow leverage, interest coverage and fixed charge coverage.  We were in compliance with all of these covenants at December 31, 2011 and December 31, 2010.

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2011;

(a)           We purchase fuel and obtain tires and related services from a company in which one of our directors is the president and a principal stockholder.  We paid that company $1.4 million in 2011, $815,000 in 2010 and $796,000 in 2009 for fuel and tire services.  In addition, we paid $1.7 million in each of 2011 and 2010 and $1.5 million in 2009 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We did not have any accounts payable to that company as of December 31, 2011 and had accounts payable of $44,000 as of December 31, 2010.

(b)           We paid $615,000 in 2011, $262,000 in 2010 and $1.1 million in 2009 for various construction projects to a company in which one of our directors is the president and owner.  We had accrued liabilities to that company of $28,000 as of December 31, 2011, and accounts payable of $56,000 as of December 31, 2010.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2011	2010	2009
Current:
Federal	$6,524	$2,747	$6,084
State	1,362	1,645	829
	7,886	4,392	6,913

Deferred:
Federal	9,837	10,761	4,472
State	239	(211)	1,091
	10,076	10,550	5,563
Total provision	$17,962	$14,942	$12,476

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	6	6	5
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	4
Other	(1)	(1)	(1)
Effective tax rate	43%	43%	43%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2011	2010
Deferred tax assets:
Reserves and accrued liabilities	$5,326	$7,097
Other	2,274	1,684
	7,600	8,781
Deferred tax liabilities:
Depreciation	106,113	97,510
Prepaid expenses	2,584	2,292
	108,697	99,802
Net deferred tax liability	$101,097	$91,021

We have not provided a valuation allowance against deferred tax assets at December 31, 2011 or 2010.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $288,000 as of December 31, 2011 and $215,000 as of December 31, 2010.  The $73,000 increase in the amount reserved in 2011 relates to current period tax positions.  The amount reserved as of December 31, 2010 was added in 2007 through 2010 relating to current period tax positions.  If recognized, $187,000 of the unrecognized tax benefits as of December 31, 2011 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2011.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2008 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2011	2010	2009
Numerator:
Net income	$24,285	$19,742	$16,267
Denominator:
Basic earnings per common share - weighted-average shares	21,979	21,927	21,870
Effect of dilutive stock options	96	104	114
Diluted earnings per common share - weighted-average shares and assumed conversions	22,075	22,031	21,984
Basic earnings per common share	$1.10	$0.90	$0.74
Diluted earnings per common share	$1.10	$0.90	$0.74

Options totaling 372,900, 351,000 and 418,100 shares were outstanding but were not included in the calculation of diluted earnings per share for 2011, 2010 and 2009, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation. Performance-based option awards totaling 107,000 shares for each of 2010 and 2009 were also not included in the calculation of diluted earnings per share because the performance condition was not met.

Unvested performance unit awards (see Note 9) totaling 46,180 and 29,164 shares for 2011 and 2010, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7.  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  We paid quarterly cash dividends of $0.02 per share of common stock in 2011 totaling $1.8 million, and in September and December 2010 totaling $877,000.

8.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock for $810,000.  We have made no purchases since the first quarter of 2008.  The repurchase program does not have an expiration date.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

9.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards.  Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth.  Options exercised and performance unit award shares issued represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2011, there were 562,500 shares reserved for issuance under options outstanding and 96,758 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2011, there were 128,268 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2011	2010	2009

Expected option life in years(1)	6.3	6.1	6.1
Expected stock price volatility percentage(2)	39%	39%	40%
Risk-free interest rate percentage(3)	2.4%	2.7%	2.5%
Expected dividend yield(4)	0.38%	0.05%	—
Fair value as of the date of grant	$8.54	$9.31	$7.77

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

We had previously issued 107,000 performance-based option shares, and the exercisability of these options was based upon our achievement of certain operating ratios for a period of fiscal years ending with 2010.  These criteria were not met, the options expired unvested effective December 31, 2010, and no compensation expense was recorded relating to these option awards.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

In August 2010, we granted 63,400 performance unit awards under our 2005 Stock Incentive Plan to certain employees.  This was our first grant of such awards.  As of December 31, 2010 and each December 31st thereafter through December 31, 2014, each award vests and becomes the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award.  The total vesting percentage for each of the five years is equal to the sum of a performance vesting percentage, which is the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points.  The goal of the awards is to incentivize the certain employees to increase our earnings an average of fifteen percent per year over five years, which, when combined with the five percent per year service-based component, would result in full vesting over five years.  The performance vesting percentage could be achieved earlier than in five years if annual earnings growth exceeds the average of fifteen percent, or not fully achieved if the annual earnings growth averages less than fifteen percent over the five-year period.  All payments will be made in shares of our common stock.  One half of the vested performance units will be paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In August 2011, we also granted 41,600 performance unit awards with similar terms to the awards granted in 2010, and which vest from December 31, 2011 through December 31, 2015.

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

Total share-based compensation expense recorded in 2011 was $1.3 million ($837,000 net of income tax benefit, $0.038 of earnings per basic and diluted share), in 2010 was $1.3 million ($776,000 net of income tax benefit, $0.035 of earnings per basic and diluted share), and in 2009 was $586,000 ($353,000 net of income tax benefit, $0.016 of earnings per basic and diluted share).  All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2011, 2010 and 2009, there was $142,000, $338,000 and $223,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2011, there was a total of $1.4 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 2.8 years, and $1.0 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2015.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

Option activity in 2011 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	689,182	$16.99
Granted	41,000	21.14
Exercised	(26,914)	5.09
Forfeited	(12,500)	21.28
Outstanding at December 31, 2011	690,768	$17.62
Exercisable at December 31, 2011	486,028	$16.82

The 690,768 shares outstanding as of December 31, 2011 have a weighted average remaining contractual life of 4.1 years and an aggregate intrinsic value based on our closing stock price on December 31, 2011 for in-the-money options of $1.5 million.  The 486,028 shares exercisable as of the same date have a weighted average remaining contractual life of 3.8 years and an aggregate intrinsic value similarly calculated of $1.4 million.

The fair value of options granted in 2011 and 2010 was $350,000 and $922,000, respectively, for service-based options.  The fair value of options granted in 2009 was $913,000 for service-based options and $64,000 for performance-based options.  The total intrinsic value of options exercised in 2011, 2010 and 2009 was $442,000, $1.0 million and $719,000, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2011, 2010 and 2009 were $137,000, $303,000 and $332,000, respectively.

Nonvested option awards as of December 31, 2011 and changes during 2011 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Service-based options:
Nonvested at December 31, 2010	276,460	$8.30	5.7
Granted	41,000	8.54	7.3
Vested	(100,820)	8.49	5.1
Forfeited	(11,900)	8.80	5.0
Nonvested at December 31, 2011	204,740	$8.23	5.0

The total fair value of options which vested during 2011, 2010 and 2009 was $856,000, $729,000 and $561,000, respectively.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

             The following table summarizes our nonvested performance unit award activity in 2011:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	46,916		$20.73
Granted	41,600		18.81
Vested	(28,350	) (1)	19.97
Nonvested at December 31, 2011	60,166		$19.76

(1)
This number of performance unit award shares vested based on our financial performance in 2011 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2012.  The fair value of unit award shares that vested in 2011 was $566,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after one year of service. Participants are able to contribute up to the limit set by law, which in 2011 was $16,500 for participants less than age 50 and $22,000 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the second through sixth years of service.  In addition, we may make elective contributions as determined by the Board of Directors.  No elective contributions were made in 2011, 2010 or 2009.  Total expense recorded for the plan was $803,000 in 2011, $633,000 in 2010 and $996,000 in 2009.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award.  Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62.  Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution.  Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary.  We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code.  We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan.  In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan.  As of December 31, 2011, 22,443.1 shares of Company common stock were credited to account balances within the plan.  These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

11.  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

12.  Commitments and Contingencies

We are committed to: (a) purchase $67.4 million of new revenue equipment in 2012; (b) building construction expenditures of $4.3 million in 2012; and (c) operating lease obligation expenditures totaling $1.4 million through 2016.

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

(Dollars in thousands)	2011	2010	2009
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$357,787	$325,791	$346,983
Truckload fuel surcharge revenue	98,060	66,973	49,812
Total Truckload revenue	455,847	392,764	396,795

Logistics revenue, net of intermodal fuel surcharge revenue(1)	132,890	115,223	103,166
Intermodal fuel surcharge revenue	14,942	8,933	5,913
Total Logistics revenue	147,832	124,156	109,079

Total operating revenue	$603,679	$516,920	$505,874

Operating income:
Truckload	$35,298	$28,680	$22,827
Logistics	7,732	6,609	6,532
Total operating income	$43,030	$35,289	$29,359

(1)
Logistics revenue is net of $9.0 million, $9.1 million and $10.2 million of inter-segment revenue in 2011, 2010 and 2009, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

Truckload segment depreciation expense was $54.4 million, $49.0 million and $50.2 million, and Logistics segment depreciation expense was $3.1 million, $2.9 million and $2.9 million, in 2011, 2010 and 2009, respectively.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

14.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2011 and 2010:

2011 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$137,856	$151,135	$156,348	$158,340
Operating income	7,609	11,359	11,111	12,951
Net income	4,095	6,194	6,333	7,663
Basic earnings per common share	0.19	0.28	0.29	0.35
Diluted earnings per common share	0.19	0.28	0.29	0.35

2010 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$125,812	$125,862	$128,674	$136,572
Operating income	7,034	9,193	9,986	9,076
Net income	3,892	5,158	5,482	5,210
Basic earnings per common share	0.18	0.24	0.25	0.24
Diluted earnings per common share	0.18	0.23	0.25	0.24

              The sum of each of the basic and diluted earnings per common share for the 2011 quarters exceeds each of the basic and diluted earnings per common share for 2011, and the sum of the basic earnings per common share for the 2010 quarters exceeds the basic earnings per common share for 2010, due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2011 involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2012 Proxy Statement is incorporated in this Report by reference.

B.           Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.           Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2012 Proxy Statement is incorporated in this Report by reference.

D.           Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.           Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2012 Proxy Statement is incorporated in this Report by reference.

F.           Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2012 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2012 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2012 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2012 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2012 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 61 through 64.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 7, 2012.  Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 1995 Stock Incentive Plan.

	(2)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(4)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

	(5)	Named Executive Officer Compensation.

	(6)	Form of Amended and Restated Change in Control Severance Agreement.

	(7)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement.

	(8)	Form of Second Amendment to Amended and Restated Change in Control Agreement.

	(9)	Form of Non-employee Director Non-statutory Stock Option Agreement.

	(10)	Form of Indemnification Agreement.

	(11)	Marten Transport, Ltd. Deferred Compensation Plan.

	(12)	Form of Performance Unit Award Agreement.

	(13)	Executive Officer Performance Incentive Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II
MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Insurance and claims accruals:
Year ended December 31, 2011	$17,653	$27,675	$(32,286	)(1)	$13,042
Year ended December 31, 2010	19,222	24,892	(26,461	)(1)	17,653
Year ended December 31, 2009	21,386	28,695	(30,859	)(1)	19,222

Allowance for doubtful accounts:
Year ended December 31, 2011	170	544	(244	)(2)	470
Year ended December 31, 2010	245	(21)	(54	)(2)	170
Year ended December 31, 2009	380	30	(165	)(2)	245

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.
RDGXBRLParseEnd

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2011

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15010).

10.2	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.3	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.4	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

Item No.	Item	Filing Method

10.5	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.6
First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.7	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.8
Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders
Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.9	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.10	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.11	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.12	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.13	Form of Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.14	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

Item No.	Item	Filing Method

10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2011.

10.16
Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders.
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

10.17	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

23.1	Consent of KPMG LLP	Filed with this Report.

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
Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

Item No.	Item	Filing Method

101
The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 14, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three years ended December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**
Filed with this Report.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.