Form 10-Q
period 2012-03-31
MARTEN TRANSPORT LTD
filed 2012-05-07
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 22,057,795 as of May 2, 2012.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$25,638	$20,821
Receivables:
Trade, net	58,632	59,385
Other	4,876	3,430
Prepaid expenses and other	14,276	15,426
Deferred income taxes	2,600	2,738
Total current assets	106,022	101,800

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	531,594	523,974
Accumulated depreciation	(147,309)	(155,774)
Net property and equipment	384,285	368,200

Other assets	588	579

TOTAL ASSETS	$490,895	$470,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,810	$33,343
Insurance and claims accruals	14,006	13,042
Total current liabilities	58,816	46,385

Deferred income taxes	105,597	103,835
Total liabilities	164,413	150,220

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 22,057,795 shares at March 31, 2012, and 21,984,597 shares at December 31, 2011, issued and outstanding	221	220
Additional paid-in capital	81,138	80,078
Retained earnings	242,877	237,872
Total Marten Transport, Ltd. stockholders’ equity	324,236	318,170
Noncontrolling interest	2,246	2,189

Total stockholders’ equity	326,482	320,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,895	$470,579

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2012	2011

OPERATING REVENUE	$151,474	$137,856

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	38,271	34,099
Purchased transportation	29,859	28,017
Fuel and fuel taxes	39,124	35,340
Supplies and maintenance	9,536	9,662
Depreciation	14,535	13,516
Operating taxes and licenses	1,582	1,417
Insurance and claims	5,822	4,301
Communications and utilities	1,211	1,122
Gain on disposition of revenue equipment	(1,525)	(768)
Other	3,540	3,541

Total operating expenses	141,955	130,247

OPERATING INCOME	9,519	7,609

NET INTEREST (INCOME) EXPENSE	(21)	19

INCOME BEFORE INCOME TAXES	9,540	7,590
Less: Income before income taxes attributable to noncontrolling interest	161	137

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	9,379	7,453

PROVISION FOR INCOME TAXES	3,933	3,358

NET INCOME	$5,446	$4,095

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.19

DIVIDENDS PAID PER COMMON SHARE	$0.02	$0.02

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders				Non-	Total
	Common Stock		Paid-In	Retained	controlling	Stockholders'
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2010	21,950	$220	$78,428	$215,345	$1,911	$295,904
Net income	-	-	-	4,095	-	4,095
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	33	-	105	-	-	105
Tax benefits from share-based payment arrangement exercises	-	-	167	-	-	167
Share-based payment arrangement compensation expense	-	-	238	-	-	238
Dividends on common stock	-	-	-	(439)	-	(439)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	137	137
Noncontrolling interest distributions and other, net	-	-	-	-	208	208
Balance at March 31, 2011	21,983	220	78,938	219,001	2,256	300,415
Net income	-	-	-	20,190	-	20,190
Issuance of common stock from share-based payment arrangement exercises	2	-	32	-	-	32
Tax benefits from share-based payment arrangement exercises	-	-	(3)	-	-	(3)
Share-based payment arrangement compensation expense	-	-	1,111	-	-	1,111
Dividends on common stock	-	-	-	(1,319)	-	(1,319)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	670	670
Noncontrolling interest distributions	-	-	-	-	(737)	(737)
Balance at December 31, 2011	21,985	220	80,078	237,872	2,189	320,359
Net income	-	-	-	5,446	-	5,446
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	73	1	540	-	-	541
Tax benefits from share-based payment arrangement exercises	-	-	272	-	-	272
Share-based payment arrangement compensation expense	-	-	248	-	-	248
Dividends on common stock	-	-	-	(441)	-	(441)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	161	161
Noncontrolling interest distributions	-	-	-	-	(104)	(104)
Balance at March 31, 2012	22,058	$221	$81,138	$242,877	$2,246	$326,482

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$5,446	$4,095
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	14,535	13,516
Gain on disposition of revenue equipment	(1,525)	(768)
Deferred income taxes	1,900	2,857
Tax benefits from share-based payment arrangement exercises	272	167
Excess tax benefits from share-based payment arrangement exercises	(215)	(149)
Share-based payment arrangement compensation expense	248	238
Income before income taxes attributable to noncontrolling interest	161	137
Changes in other current operating items:
Receivables	(693)	3,792
Prepaid expenses and other	1,150	1,460
Accounts payable and accrued liabilities	(2,464)	3,142
Insurance and claims accruals	964	(496)
Net cash provided by operating activities	19,779	27,991

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(28,587)	(10,192)
Proceeds from revenue equipment dispositions	17,370	7,453
Buildings and land, office equipment and other additions	(3,947)	(2,257)
Other	(9)	129
Net cash used for investing activities	(15,173)	(4,867)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Dividends on common stock	(441)	(439)
Issuance of common stock from share-based payment arrangement exercises	541	105
Excess tax benefits from share-based payment arrangement exercises	215	149
Noncontrolling interest distributions and other, net	(104)	208
Borrowings under credit facility and long-term debt	-	35,329
Repayment of borrowings under credit facility and long-term debt	-	(54,675)
Change in net checks issued in excess of cash balances	-	(1,066)
Net cash provided by (used for) financing activities	211	(20,389)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,817	2,735

CASH AND CASH EQUIVALENTS:
Beginning of period	20,821	5,306

End of period	$25,638	$8,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$-	$29
Income taxes	$679	$(8,517)
Non-cash investing activities:
Change in property and equipment not yet paid for	$13,931	$(460)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of March 31, 2012, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $5.8 million and $3.4 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Numerator:
Net income	$5,446	$4,095
Denominator:
Basic earnings per common share - weighted-average shares	22,033	21,964
Effect of dilutive stock options	108	107
Diluted earnings per common share - weighted-average shares and assumed conversions	22,141	22,071

Basic earnings per common share	$0.25	$0.19
Diluted earnings per common share	$0.25	$0.19

             Options totaling 272,500 and 350,800 shares for the three-month periods ended March 31, 2012 and March 31, 2011, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 35,680 and 15,850 shares for the three-month periods ended March 31, 2012 and March 31, 2011, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At March 31, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $288,000 in the first three months of 2012 and $250,000 in the first three months of 2011 for fuel and tire services.  In addition, we paid $369,000 in the first three months of 2012 and $343,000 in the first three months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $118,000 in the first three months of 2012 and $184,000 in the first three months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate was 41.9% for the first three months of 2012 and 45.1% for the first three months of 2011.  This decrease was primarily due to the impact of our driver per diem program on our effective tax rate.

The federal statute of limitations remains open for 2008 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  A quarterly cash dividend of $0.02 per share of common stock was paid in March 2012.

(7)      Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first three months of 2012, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2012 and 2011 was $248,000 and $238,000, respectively.  See Note 9 to our consolidated financial statements in our 2011 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $45.3 million of new revenue equipment in the remainder of 2012; and (b) building construction and acquisition expenditures of $5.4 million in the remainder of 2012; and (c) operating lease obligation expenditures totaling $1.3 million through 2016.

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

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,198	$81,973
Truckload fuel surcharge revenue	25,253	22,088
Total Truckload revenue	114,451	104,061

Logistics revenue, net of intermodal fuel surcharge revenue(1)	33,436	30,518
Intermodal fuel surcharge revenue	3,587	3,277
Total Logistics revenue	37,023	33,795

Total operating revenue	$151,474	$137,856

Operating income:
Truckload	$7,128	$5,321
Logistics	2,391	2,288
Total operating income	$9,519	$7,609

(1)
Logistics revenue is net of $2.5 million and $2.2 million of inter-segment revenue in the three-month periods ended March 31, 2012 and March 31, 2011, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

             Truckload segment depreciation expense was $13.6 million and $12.8 million, and Logistics segment depreciation expense was $891,000 and $725,000, in the first three months of 2012 and 2011, respectively.

(11) Use of Estimates

             We must make estimates and assumptions to prepare the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in the consolidated condensed financial statements and the reported amount of revenue and expenses during the reporting period.  These estimates are primarily related to insurance and claims accruals and depreciation.  Ultimate results could differ from these estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2011.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $13.6 million, or 9.9%, in the first three months of 2012.  Our operating revenue, net of fuel surcharges, increased $10.1 million, or 9.0%, compared with the first three months of 2011.  Truckload segment revenue, net of fuel surcharges, increased 8.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.5%, along with an increase in our average fleet size of 61 tractors, or 2.9%, in the first three months of 2012.  Fuel surcharge revenue increased by $3.5 million, or 13.7%, which was caused by significantly higher fuel prices in the first three months of 2012.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 67.8% of our truckload fleet as of March 31, 2012 from 57.1% as of March 31, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 2.8% reduction from the first three months of 2011 in average length of haul to 618 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.6% compared with the first three months of 2011.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.4% of our operating revenue in the first three months of 2012 compared to 24.5% in the first three months of 2011.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.96 per gallon in the first three months of 2012 from $3.61 per gallon in the first three months of 2011.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.7% in the first three months of 2012 from 94.5% in the first three months of 2011.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.2% for the first three months of 2012 from 93.2% for the first three months of 2011.  Our net income increased to $5.4 million in the first three months of 2012 from $4.1 million in the first three months of 2011.  The increased profitability in 2012 was primarily due to the increase in revenue per tractor per week in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2012, we had approximately $25.6 million of cash and cash equivalents, $326.5 million in stockholders’ equity and no long-term debt outstanding.  In the first three months of 2012, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $11.2 million, to partially construct and acquire regional operating facilities in the amount of $4.0 million, and to increase cash and cash equivalents by $4.8 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $60 million for the remainder of 2012.  We paid a quarterly cash dividend of $0.02 per share of common stock in March 2012 in the amount of $441,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2012	2011

Truckload Segment:
Total Truckload revenue (in thousands)	$114,451	$104,061
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,197	$3,058
Average tractors (1)	2,146	2,085
Average miles per trip	618	636
Total miles – company-employed drivers (in thousands)	51,281	48,671
Total miles – independent contractors (in thousands)	1,264	2,131

Logistics Segment:
Total Logistics revenue (in thousands):	$37,023	$33,795
Brokerage:
Marten Transport
Revenue (in thousands)	$13,706	$11,845
Loads	8,086	6,161
MWL
Revenue (in thousands)	$8,245	$7,767
Loads	3,682	3,834
Intermodal:
Revenue (in thousands)	$15,072	$14,183
Loads	5,842	5,629
Average tractors	56	69

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 52 and 75 tractors as of March 31, 2012 and 2011, respectively.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012 vs. 2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,198	$81,973	$7,225	8.8%
Truckload fuel surcharge revenue	25,253	22,088	3,165	14.3
Total Truckload revenue	114,451	104,061	10,390	10.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	33,436	30,518	2,918	9.6
Intermodal fuel surcharge revenue	3,587	3,277	310	9.5
Total Logistics revenue	37,023	33,795	3,228	9.6

Total operating revenue	$151,474	$137,856	$13,618	9.9%

Operating income:
Truckload	$7,128	$5,321	$1,807	34.0%
Logistics	2,391	2,288	103	4.5
Total operating income	$9,519	$7,609	$1,910	25.1%

Operating ratio(2):
Truckload	93.8%	94.9%		(1.2)%
Logistics	93.5	93.2		0.3
Consolidated operating ratio	93.7%	94.5%		(0.8)%

(1)
 Logistics revenue is net of $2.5 million and $2.2 million of inter-segment revenue in the 2012 and 2011 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $13.6 million and $12.8 million, and Logistics segment depreciation expense was $891,000 and $725,000, in the 2012 and 2011 periods, respectively.

Our operating revenue increased $13.6 million, or 9.9%, to $151.5 million in the 2012 period from $137.9 million in the 2011 period.  Our operating revenue, net of fuel surcharges, increased $10.1 million, or 9.0%, to $122.6 million in the 2012 period from $112.5 million in the 2011 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $28.8 million in the 2012 period from $25.4 million in the 2011 period, which was caused by significantly higher fuel prices in 2012.

Truckload segment revenue increased $10.4 million, or 10.0%, to $114.5 million in the 2012 period from $104.1 million in the 2011 period.  Truckload segment revenue, net of fuel surcharges, increased 8.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.5%, along with an increase in our average fleet size of 61 tractors, or 2.9%, in the 2012 period from the 2011 period.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 67.8% of our truckload fleet as of March 31, 2012 from 57.1% as of March 31, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 2.8% reduction from the 2011 period in average length of haul to 618 miles.  The improvement in revenue per tractor per week was the primary cause of the increase in profitability from the 2011 period.

Logistics segment revenue increased $3.2 million, or 9.6%, to $37.0 million in the 2012 period from $33.8 million in the 2011 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 9.6%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The operating ratio for our Logistics segment in the 2012 period was consistent with the 2011 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2012 vs. 2011	2012 vs. 2011	2012	2011

Operating revenue	$13,618	9.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,172	12.2	25.3	24.7
Purchased transportation	1,842	6.6	19.7	20.3
Fuel and fuel taxes	3,784	10.7	25.8	25.6
Supplies and maintenance	(126)	(1.3)	6.3	7.0
Depreciation	1,019	7.5	9.6	9.8
Operating taxes and licenses	165	11.6	1.0	1.0
Insurance and claims	1,521	35.4	3.8	3.1
Communications and utilities	89	7.9	0.8	0.8
Gain on disposition of revenue equipment	(757)	(98.6)	(1.0)	(0.6)
Other	(1)	-	2.3	2.6
Total operating expenses	11,708	9.0	93.7	94.5
Operating income	1,910	25.1	6.3	5.5
Net interest (income) expense	(40)	(210.5)	-	-
Income before income taxes	1,950	25.7	6.3	5.5
Less: Income before income taxes attributable to noncontrolling interest	24	17.5	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	1,926	25.8	6.2	5.4
Provision for income taxes	575	17.1	2.6	2.4
Net income	$1,351	33.0%	3.6%	3.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 5.4% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, and an additional $519,000 of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $1.8 million in total, or 6.6%, in the 2012 period from the 2011 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $2.8 million to $28.0 million in the 2012 period from $25.2 million in the 2011 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $991,000 in the 2012 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $3.8 million in the 2012 period from the 2011 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $480,000, or 3.8%, to $13.2 million in the 2012 period from $12.7 million in the 2011 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.9 million in the 2012 period and $2.7 million in the 2011 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to a significant increase in the DOE national average cost of fuel to $3.96 per gallon in the 2012 period from $3.61 per gallon in the 2011 period.  The cost control measures stated above helped to offset the higher price of fuel.  Net fuel expense represented 13.1% of truckload and intermodal revenue, net of fuel surcharges, in the 2012 period, compared with 13.7% in the 2011 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  Our supplies and maintenance expense decreased 1.3% from the 2011 period despite our average fleet size increasing 2.9%.  We experienced higher tire and toll costs in the 2012 period; however, these increased costs were more than offset by lower repair costs at both internal and external facilities.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets.  The increase in depreciation was primarily due to a 2.9% increase in our average fleet size, a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2012 period.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $1.5 million increase in insurance and claims in the 2012 period was primarily due to a $978,000 increase in the cost of physical damage claims related to our tractors and trailers.  Additionally, our self-insured auto liability claims increased $553,000 over the 2011 period.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $1.5 million in the 2012 period from $768,000 in the 2011 period primarily due to an increase in the number of tractors and trailers sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.7% in the 2012 period from 94.5% in the 2011 period.  The operating ratio for our Truckload segment was 93.8% and 94.9% in the 2012 and 2011 periods, respectively.  The operating ratio for our Logistics segment was 93.5% and 93.2% in the 2012 and 2011 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 92.2% for the 2012 period from 93.2% for the 2011 period.

Our effective income tax rate decreased to 41.9% for the 2012 period from 45.1% for the 2011 period.  This decrease was primarily due to the impact of our driver per diem program on our effective tax rate.

As a result of the factors described above, net income increased to $5.4 million in the 2012 period from $4.1 million in the 2011 period.  Net earnings increased to $0.25 per diluted share in the 2012 period from $0.19 per diluted share in the 2011 period.

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

	Three Months Ended March 31,
(In thousands)	2012	2011

Net cash flows provided by operating activities	$19,779	$27,991
Net cash flows (used for) investing activities	(15,173)	(4,867)
Net cash flows provided by (used for) financing activities	211	(20,389)

In the first three months of 2012, net cash flows provided by operating activities were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $11.2 million, to partially construct and acquire regional operating facilities in the amount of $4.0 million, and to increase cash and cash equivalents by $4.8 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $60 million in the remainder of 2012. We paid a quarterly cash dividend of $0.02 per share of common stock in March 2012 in the amount of $441,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At March 31, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at March 31, 2012.

The following is a summary of our contractual obligations as of March 31, 2012.

	Payments Due by Period
	Remainder	2013	2015
	of	And	And
(In thousands)	2012	2014	2016	Thereafter	Total

Purchase obligations for revenue equipment	$45,268	$—	$—	$—	$45,268
Building construction obligations	5,433	—	—	—	5,433
Operating lease obligations	401	674	191	—	1,266
Total	$51,102	$674	$191	$—	$51,967

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2012 of 22,462.7 shares of Company common stock with a value of $496,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $288,000 in the first three months of 2012 and $250,000 in the first three months of 2011 for fuel and tire services. In addition, we paid $369,000 in the first three months of 2012 and $343,000 in the first three months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $118,000 in the first three months of 2012 and $184,000 in the first three months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.9 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2012.

We have an investment in MWL which is considered to be a variable interest entity.  As described in Note 1 to our consolidated condensed financial statements, we are considered to be the primary beneficiary and have consolidated MWL in our financial statements in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $463,000 as of March 31, 2012 and $470,000 as of December 31, 2011.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $384.3 million as of March 31, 2012 and $368.2 million as of December 31, 2011. Our depreciation expense was $14.5 million in the first three months of 2012 and $13.5 million in the first three months of 2011.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2012 by approximately $8.2 million, or 2.1%.

In the first three months of 2012, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim.  We have $8.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.0 million as of March 31, 2012, and $13.0 million as of December 31, 2011. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2012 would have needed to increase by approximately $3.4 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first three months of 2012, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.9 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2011.

Item 6.     Exhibits.

Item No.	Item	Method of Filing
10.15	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 4, 2012.
10.17	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.
10.18	2012 Non-employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 4, 2012.
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
101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2012 and March 31, 2011, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended  March 31, 2012 and March 31, 2011, and for the nine-month period ended December 31, 2011, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2012 and March 31, 2011, and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 7, 2012	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2012	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)