Form 10-Q
period 2012-06-30
MARTEN TRANSPORT LTD
filed 2012-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 22,071,249 as of August 1, 2012.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$5,249	$20,821
Receivables:
Trade, net	64,114	59,385
Other	5,399	3,430
Prepaid expenses and other	14,033	15,426
Deferred income taxes	2,508	2,738
Total current assets	91,303	101,800
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	547,812	523,974
Accumulated depreciation	(145,245)	(155,774)
Net property and equipment	402,567	368,200
Other assets	597	579
TOTAL ASSETS	$494,467	$470,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,463	$33,343
Insurance and claims accruals	12,414	13,042
Total current liabilities	53,877	46,385
Deferred income taxes	106,216	103,835
Total liabilities	160,093	150,220
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 22,071,249 shares at June 30, 2012, and 21,984,597 shares at December 31, 2011, issued and outstanding	221	220
Additional paid-in capital	81,834	80,078
Retained earnings	249,909	237,872
Total Marten Transport, Ltd. stockholders’ equity	331,964	318,170
Noncontrolling interest	2,410	2,189
Total stockholders’ equity	334,374	320,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,467	$470,579

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share information)

OPERATING REVENUE	$156,964	$151,135	$308,438	$288,991

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	39,398	36,413	77,669	70,512
Purchased transportation	29,734	29,991	59,593	58,008
Fuel and fuel taxes	39,515	39,915	78,639	75,255
Supplies and maintenance	9,841	9,774	19,377	19,436
Depreciation	15,042	14,084	29,577	27,600
Operating taxes and licenses	1,617	1,516	3,199	2,933
Insurance and claims	5,185	4,412	11,007	8,713
Communications and utilities	1,161	1,106	2,372	2,228
Gain on disposition of revenue equipment	(1,179)	(967)	(2,704)	(1,735)
Other	3,367	3,532	6,907	7,073
Total operating expenses	143,681	139,776	285,636	270,023
OPERATING INCOME	13,283	11,359	22,802	18,968
NET INTEREST (INCOME) EXPENSE	(13)	(7)	(34)	12
INCOME BEFORE INCOME TAXES	13,296	11,366	22,836	18,956
Less: Income before income taxes attributable to noncontrolling interest	245	253	406	390
INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	13,051	11,113	22,430	18,566
PROVISION FOR INCOME TAXES	5,467	4,919	9,400	8,277
NET INCOME	$7,584	$6,194	$13,030	$10,289
BASIC EARNINGS PER COMMON SHARE	$0.34	$0.28	$0.59	$0.47
DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.28	$0.59	$0.47
DIVIDENDS PAID PER COMMON SHARE	$0.025	$0.02	$0.045	$0.04

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Interest	Equity
(In thousands)
Balance at December 31, 2010	21,950	$220	$78,428	$215,345	$1,911	$295,904
Net income	-	-	-	10,289	-	10,289
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	35	-	137	-	-	137
Tax benefits from share-based payment arrangement exercises	-	-	164	-	-	164
Share-based payment arrangement compensation expense	-	-	595	-	-	595
Dividends on common stock	-	-	-	(878)	-	(878)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	390	390
Noncontrolling interest distributions and other, net	-	-	-	-	131	131
Balance at June 30, 2011	21,985	220	79,324	224,756	2,432	306,732
Net income	-	-	-	13,996	-	13,996
Share-based payment arrangement compensation expense	-	-	754	-	-	754
Dividends on common stock	-	-	-	(880)	-	(880)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	417	417
Noncontrolling interest distributions	-	-	-	-	(660)	(660)
Balance at December 31, 2011	21,985	220	80,078	237,872	2,189	320,359
Net income	-	-	-	13,030	-	13,030
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	86	1	615	-	-	616
Tax benefits from share-based payment arrangement exercises	-	-	350	-	-	350
Share-based payment arrangement compensation expense	-	-	791	-	-	791
Dividends on common stock	-	-	-	(993)	-	(993)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	406	406
Noncontrolling interest distributions	-	-	-	-	(185)	(185)
Balance at June 30, 2012	22,071	$221	$81,834	$249,909	$2,410	$334,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$13,030	$10,289
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	29,577	27,600
Gain on disposition of revenue equipment	(2,704)	(1,735)
Deferred income taxes	2,611	7,274
Tax benefits from share-based payment arrangement exercises	350	164
Excess tax benefits from share-based payment arrangement exercises	(282)	(142)
Share-based payment arrangement compensation expense	791	595
Income before income taxes attributable to noncontrolling interest	406	390
Changes in other current operating items:
Receivables	(6,698)	(5,328)
Prepaid expenses and other	1,393	663
Accounts payable and accrued liabilities	2,166	5,203
Insurance and claims accruals	(628)	(2,517)
Net cash provided by operating activities	40,012	42,456
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(79,381)	(23,143)
Proceeds from revenue equipment dispositions	31,106	16,967
Buildings and land, office equipment and other additions	(7,011)	(5,896)
Proceeds from buildings and land, office equipment and other dispositions	-	73
Other	(18)	120
Net cash used for investing activities	(55,304)	(11,879)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	4,665	35,382
Repayment of borrowings under credit facility and long-term debt	(4,665)	(54,728)
Dividends on common stock	(993)	(878)
Issuance of common stock from share-based payment arrangement exercises	616	137
Excess tax benefits from share-based payment arrangement exercises	282	142
Noncontrolling interest distributions and other, net	(185)	131
Change in net checks issued in excess of cash balances	-	(1,066)
Net cash used for financing activities	(280)	(20,880)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,572)	9,697
CASH AND CASH EQUIVALENTS:
Beginning of period	20,821	5,306
End of period	$5,249	$15,003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$-	$32
Income taxes	$4,267	$(7,894)
Non-cash investing activities:
Change in property and equipment not yet paid for	$5,954	$1,010

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012
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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of June 30, 2012, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $6.4 million and $3.5 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)
Numerator:
Net income	$7,584	$6,194	$13,030	$10,289
Denominator:
Basic earnings per common share - weighted-average shares	22,066	21,984	22,050	21,974
Effect of dilutive stock options	100	101	104	104
Diluted earnings per common share - weighted-average shares and assumed conversions	22,166	22,085	22,154	22,078

Basic earnings per common share	$0.34	$0.28	$0.59	$0.47
Diluted earnings per common share	$0.34	$0.28	$0.59	$0.47

Options totaling 346,750 shares for each of the three-month and six-month periods ended June 30, 2012, and 373,000 shares for each of the three-month and six-month periods ending June 30, 2011, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 34,415 shares for each of the three-month and six-month periods ended June 30, 2012, and 21,600 shares for each of the three-month and six-month periods ended June 30, 2011, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At June 30, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $587,000 in the first six months of 2012 and $717,000 in the first six months of 2011 for fuel and tire services.  In addition, we paid $966,000 in the first six months of 2012 and $767,000 in the first six months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $302,000 in the first six months of 2012 and $506,000 in the first six months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate was 41.9% for the first six months of 2012 and 44.6% for the first six months of 2011.  This decrease was primarily due to the impact of our driver per diem program on our effective tax rate.

The federal statute of limitations remains open for 2008 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  Quarterly cash dividends of $0.02 and $0.025 per share of common stock were paid in March and May 2012, respectively.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first six months of 2012, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2012 and 2011 was $791,000 and $595,000, respectively.  See Note 9 to our consolidated financial statements in our 2011 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $19.4 million of new revenue equipment in the remainder of 2012; (b) building construction and acquisition expenditures of $3.8 million in the remainder of 2012; and (c) operating lease obligation expenditures totaling $1.1 million through 2016.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review, and reserve currently for the estimated cost of the uninsured portion of pending claims.

We are also involved in other legal actions that arise in the ordinary course of business.  In the opinion of management, based upon present knowledge of the facts, it is remote that the ultimate outcome of any such legal actions will have a material adverse effect upon our long-term financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,148	$89,637	$183,346	$171,610
Truckload fuel surcharge revenue	26,121	25,526	51,374	47,614
Total Truckload revenue	120,269	115,163	234,720	219,224

Logistics revenue, net of intermodal fuel surcharge revenue(1)	33,045	32,203	66,481	62,721
Intermodal fuel surcharge revenue	3,650	3,769	7,237	7,046
Total Logistics revenue	36,695	35,972	73,718	69,767

Total operating revenue	$156,964	$151,135	$308,438	$288,991

Operating income:
Truckload	$10,973	$9,602	$18,101	$14,923
Logistics	2,310	1,757	4,701	4,045
Total operating income	$13,283	$11,359	$22,802	$18,968

(1)
Logistics revenue is net of $2.4 million and $4.9 million of inter-segment revenue in the three-month and six-month periods ended June 30, 2012, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.  Inter-segment revenue was $2.1 million and $4.4 million for the three-month and six-month periods ended June 30, 2011.

             Truckload segment depreciation expense was $14.0 million and $13.3 million, and Logistics segment depreciation expense was $1.0 million and $745,000, in the three-month periods ended June 30, 2012 and June 30, 2011, respectively.  Truckload segment depreciation expense was $27.7 million and $26.1 million, and Logistics segment depreciation expense was $1.9 million and $1.5 million, in the first six months of 2012 and 2011, respectively.

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

Our operating revenue increased $19.4 million, or 6.7%, in the first six months of 2012.  Our operating revenue, net of fuel surcharges, increased $15.5 million, or 6.6%, compared with the first six months of 2011.  Truckload segment revenue, net of fuel surcharges, increased 6.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.0%, along with an increase in our average fleet size of 27 tractors, or 1.3%, in the first six months of 2012.  Fuel surcharge revenue increased by $4.0 million, or 7.2%, which was caused by higher fuel prices in the first six months of 2012.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 69.0% of our truckload fleet as of June 30, 2012 from 60.7% as of June 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 2.4% reduction from the first six months of 2011 in average length of haul to 621 miles.  Logistics segment revenue, net of intermodal fuel surcharges, increased 6.0% compared with the first six months of 2011.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 23.9% of our operating revenue in the first six months of 2012 compared to 24.1% in the first six months of 2011.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years, with the United States Department of Energy, or DOE, national average cost of fuel increasing to $3.96 per gallon in the first six months of 2012 from $3.79 per gallon in the first six months of 2011.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.6% in the first six months of 2012 from 93.4% in the first six months of 2011.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.9% for the first six months of 2012 from 91.9% for the first six months of 2011.  Our net income increased to $13.0 million in the first six months of 2012 from $10.3 million in the first six months of 2011.  The increased profitability in 2012 was primarily due to the increase in revenue per tractor per week in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2012, we had approximately $5.2 million of cash and cash equivalents, $334.4 million in stockholders’ equity and no long-term debt outstanding.  In the first six months of 2012, net cash flows provided by operating activities of $40.0 million and cash and cash equivalents of $15.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $48.3 million and to partially construct and acquire regional operating facilities in the amount of $6.1 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $30 million for the remainder of 2012.  We paid quarterly cash dividends of $0.02 and $0.025 per share of common stock in March and May 2012, respectively, totaling $993,000.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Truckload Segment:
Total Truckload revenue (in thousands)	$120,269	$115,163	$234,720	$219,224
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,371	$3,198	$3,284	$3,129
Average tractors (1)	2,149	2,156	2,148	2,121
Average miles per trip	625	635	621	636
Total miles – company-employed drivers (in thousands)	53,516	49,979	104,797	98,650
Total miles – independent contractors (in thousands)	1,355	1,944	2,619	4,075

Logistics Segment:
Total Logistics revenue (in thousands):	$36,695	$35,972	$73,718	$69,767
Brokerage:
Marten Transport
Revenue (in thousands)	$12,958	$11,834	$26,664	$23,679
Loads	7,872	5,988	15,958	12,149
MWL
Revenue (in thousands)	$8,085	$8,472	$16,330	$16,239
Loads	4,537	4,673	8,219	8,507
Intermodal:
Revenue (in thousands)	$15,652	$15,666	$30,724	$29,849
Loads	6,043	5,927	11,885	11,556
Average tractors	54	73	55	71

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 51 and 71 tractors as of June 30, 2012 and 2011, respectively.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012 vs. 2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,148	$89,637	$4,511	5.0%
Truckload fuel surcharge revenue	26,121	25,526	595	2.3
Total Truckload revenue	120,269	115,163	5,106	4.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	33,045	32,203	842	2.6
Intermodal fuel surcharge revenue	3,650	3,769	(119)	(3.2)
Total Logistics revenue	36,695	35,972	723	2.0

Total operating revenue	$156,964	$151,135	$5,829	3.9%

Operating income:
Truckload	$10,973	$9,602	$1,371	14.3%
Logistics	2,310	1,757	553	31.5
Total operating income	$13,283	$11,359	$1,924	16.9%

Operating ratio(2):
Truckload	90.9%	91.7%		(0.9)%
Logistics	93.7	95.1		(1.5)
Consolidated operating ratio	91.5%	92.5%		(1.1)%

(1)
Logistics revenue is net of $2.4 million and $2.1 million of inter-segment revenue in the 2012 and 2011 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $14.0 million and $13.3 million, and Logistics segment depreciation expense was $1.0 million and $745,000, in the 2012 and 2011 periods, respectively.

Our operating revenue increased $5.8 million, or 3.9%, to $157.0 million in the 2012 period from $151.1 million in the 2011 period.  Our operating revenue, net of fuel surcharges, increased $5.4 million, or 4.4%, to $127.2 million in the 2012 period from $121.8 million in the 2011 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $29.8 million in the 2012 period from $29.3 million in the 2011 period.

Truckload segment revenue increased $5.1 million, or 4.4%, to $120.3 million in the 2012 period from $115.2 million in the 2011 period.  Truckload segment revenue, net of fuel surcharges, increased 5.0% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.4%. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 69.0% of our truckload fleet as of June 30, 2012 from 60.7% as of June 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 1.6% reduction from the 2011 period in average length of haul to 625 miles.  The improvement in revenue per tractor per week was the primary cause of the increase in profitability from the 2011 period.

Logistics segment revenue increased $723,000 or 2.0%, to $36.7 million in the 2012 period from $36.0 million in the 2011 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 2.6%.  The increase in logistics revenue resulted from continued volume growth in our internal brokerage services.  The improvement in the operating ratio for our Logistics segment in the 2012 period was primarily due to a decrease as a percentage of logistics revenue in the payments made to carriers for our brokerage and intermodal services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011	2012	2011
(Dollars in thousands)
Operating revenue	$5,829	3.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,985	8.2	25.1	24.1
Purchased transportation	(257)	(0.9)	18.9	19.8
Fuel and fuel taxes	(400)	(1.0)	25.2	26.4
Supplies and maintenance	67	0.7	6.3	6.5
Depreciation	958	6.8	9.6	9.3
Operating taxes and licenses	101	6.7	1.0	1.0
Insurance and claims	773	17.5	3.3	2.9
Communications and utilities	55	5.0	0.7	0.7
Gain on disposition of revenue equipment	(212)	(21.9)	(0.8)	(0.6)
Other	(165)	(4.7)	2.1	2.3
Total operating expenses	3,905	2.8	91.5	92.5
Operating income	1,924	16.9	8.5	7.5
Net interest income	(6)	(85.7)	-	-
Income before income taxes	1,930	17.0	8.5	7.5
Less: Income before income taxes attributable to noncontrolling interest	(8)	(3.2)	0.2	0.2
Income before income taxes attributable to Marten Transport, Ltd.	1,938	17.4	8.3	7.4
Provision for income taxes	548	11.1	3.5	3.3
Net income	$1,390	22.4%	4.8%	4.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 7.1% increase in the total miles driven by company drivers and an additional $583,000 of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense decreased $257,000 in total, or 0.9%, in the 2012 period from the 2011 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $522,000 to $27.7 million in the 2012 period from $27.2 million in the 2011 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $779,000 in the 2012 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes decreased by $400,000 in the 2012 period from the 2011 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.2 million, or 8.2%, to $12.9 million in the 2012 period from $14.1 million in the 2011 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $3.2 million in the 2012 period and $3.5 million in the 2011 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to the cost control measures stated above.  The DOE national average cost of fuel slightly decreased to $3.96 per gallon in the 2012 period from $3.98 per gallon in the 2011 period.  Net fuel expense represented 12.2% of truckload and intermodal revenue, net of fuel surcharges, in the 2012 period, compared with 13.9% in the 2011 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims, and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $773,000 increase in insurance and claims in the 2012 period was primarily due to an increase in the cost of our workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $1.2 million in the 2012 period from $967,000 in the 2011 period primarily due to an increase in the number of tractors sold.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.5% in the 2012 period from 92.5% in the 2011 period.  The operating ratio for our Truckload segment was 90.9% and 91.7% in the 2012 and 2011 periods, respectively.  The operating ratio for our Logistics segment was 93.7% and 95.1% in the 2012 and 2011 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.6% for the 2012 period from 90.7% for the 2011 period.

Our effective income tax rate decreased to 41.9% for the 2012 period from 44.3% for the 2011 period.  This decrease was primarily due to the impact of our driver per diem program on our effective tax rate.

As a result of the factors described above, net income increased to $7.6 million in the 2012 period from $6.2 million in the 2011 period.  Net earnings increased to $0.34 per diluted share in the 2012 period from $0.28 per diluted share in the 2011 period.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Six Months Ended June 30,		Dollar Change Six Months Ended June 30,	Percentage Change Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012 vs. 2011
(Dollars in thousands)
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$183,346	$171,610	$11,736	6.8%
Truckload fuel surcharge revenue	51,374	47,614	3,760	7.9
Total Truckload revenue	234,720	219,224	15,496	7.1

Logistics revenue, net of intermodal fuel surcharge revenue(1)	66,481	62,721	3,760	6.0
Intermodal fuel surcharge revenue	7,237	7,046	191	2.7
Total Logistics revenue	73,718	69,767	3,951	5.7

Total operating revenue	$308,438	$288,991	$19,447	6.7%

Operating income:
Truckload	$18,101	$14,923	$3,178	21.3%
Logistics	4,701	4,045	656	16.2
Total operating income	$22,802	$18,968	$3,834	20.2%

Operating ratio(2):
Truckload	92.3%	93.2%		(1.0)%
Logistics	93.6	94.2		(0.6)
Consolidated operating ratio	92.6%	93.4%		(0.9)%

(1)
Logistics revenue is net of $4.9 million and $4.4 million of inter-segment revenue in the 2012 and 2011 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

       Truckload segment depreciation expense was $27.7 million and $26.1 million, and Logistics segment depreciation expense was $1.9 million and $1.5 million, in the 2012 and 2011 periods, respectively.

Our operating revenue increased $19.4 million, or 6.7%, to $308.4 million in the 2012 period from $289.0 million in the 2011 period.  Our operating revenue, net of fuel surcharges, increased $15.5 million, or 6.6%, to $249.8 million in the 2012 period from $234.3 million in the 2011 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $58.6 million in the 2012 period from $54.7 million in the 2011 period, which was caused by higher fuel prices in 2012.

Truckload segment revenue increased $15.5 million, or 7.1%, to $234.7 million in the 2012 period from $219.2 million in the 2011 period.  Truckload segment revenue, net of fuel surcharges, increased 6.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.0%, along with an increase in our average fleet size of 27 tractors, or 1.3%, in the 2012 period from the 2011 period.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 69.0% of our truckload fleet as of June 30, 2012 from 60.7% as of June 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The concentration of a portion of our fleet in these markets is evident in a 2.4% reduction from the 2011 period in average length of haul to 621 miles. The improvement in revenue per tractor per week was the primary cause of the increase in profitability from the 2011 period.

Logistics segment revenue increased $4.0 million, or 5.7%, to $73.7 million in the 2012 period from $69.8 million in the 2011 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 6.0%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our Logistics segment in the 2012 period was primarily due to a decrease as a percentage of logistics revenue in the payments made to carriers for our brokerage and intermodal services.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011	2012	2011
(Dollars in thousands)
Operating revenue	$19,447	6.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	7,157	10.2	25.2	24.4
Purchased transportation	1,585	2.7	19.3	20.1
Fuel and fuel taxes	3,384	4.5	25.5	26.0
Supplies and maintenance	(59)	(0.3)	6.3	6.7
Depreciation	1,977	7.2	9.6	9.6
Operating taxes and licenses	266	9.1	1.0	1.0
Insurance and claims	2,294	26.3	3.6	3.0
Communications and utilities	144	6.5	0.8	0.8
Gain on disposition of revenue equipment	(969)	(55.9)	(0.9)	(0.6)
Other	(166)	(2.3)	2.2	2.4
Total operating expenses	15,613	5.8	92.6	93.4
Operating income	3,834	20.2	7.4	6.6
Net interest (income) expense	(46)	(383.3)	-	-
Income before income taxes	3,880	20.5	7.4	6.6
Less: Income before income taxes attributable to noncontrolling interest	16	4.1	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,864	20.8	7.3	6.4
Provision for income taxes	1,123	13.6	3.0	2.9
Net income	$2,741	26.6%	4.2%	3.6%

Salaries, wages and benefits increased primarily due to a 6.2% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, and an additional $1.1 million of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery.

Purchased transportation expense increased $1.6 million in total, or 2.7%, in the 2012 period from the 2011 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $3.4 million to $55.8 million in the 2012 period from $52.4 million in the 2011 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $1.8 million in the 2012 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes increased by $3.4 million in the 2012 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $682,000, or 2.5%, to $26.1 million in the 2012 period from $26.8 million in the 2011 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $6.1 million in the 2012 period and $6.2 million in the 2011 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to the cost control measures stated above, partially offset by an increase in the DOE national average cost of fuel to $3.96 per gallon in the 2012 period from $3.79 per gallon in the 2011 period.  Net fuel expense represented 12.6% of truckload and intermodal revenue, net of fuel surcharges, in the 2012 period, compared with 13.8% in the 2011 period.

Depreciation increased primarily due to the continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2012 period.

Insurance and claims increased $2.3 million in the 2012 period primarily due to a $1.2 million increase in the cost of physical damage claims related to our tractors and trailers.  Additionally, our workers’ compensation claims increased $811,000 over the 2011 period.

Gain on disposition of revenue equipment increased to $2.7 million in the 2012 period from $1.7 million in the 2011 period primarily due to an increase in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.6% in the 2012 period from 93.4% in the 2011 period.  The operating ratio for our Truckload segment was 92.3% and 93.2% in the 2012 and 2011 periods, respectively. The operating ratio for our Logistics segment was 93.6% and 94.2% in the 2012 and 2011 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.9% for the 2012 period from 91.9% for the 2011 period.

Our effective income tax rate decreased to 41.9% for the 2012 period from 44.6% for the 2011 period.  This decrease was primarily due to the impact of our driver per diem program on our effective tax rate.

As a result of the factors described above, net income increased to $13.0 million in the 2012 period from $10.3 million in the 2011 period.  Net earnings increased to $0.59 per diluted share in the 2012 period from $0.47 per diluted share in the 2011 period.

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

	Six Months Ended June 30,
(In thousands)	2012	2011
Net cash flows provided by operating activities	$40,012	$42,456
Net cash flows (used for) investing activities	(55,304)	(11,879)
Net cash flows (used for) financing activities	(280)	(20,880)

                 In the first six months of 2012, net cash flows provided by operating activities of $40.0 million and cash and cash equivalents of $15.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $48.3 million and to partially construct and acquire regional operating facilities in the amount of $6.1 million.  In the first six months of 2011, net cash flows provided by operating activities of $42.5 million were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.2 million, to partially construct two regional operating facilities in the amount of $3.6 million, and to increase cash and cash equivalents by $9.7 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $30 million in the remainder of 2012. We paid quarterly cash dividends of $0.02 and $0.025 per share of common stock in March and May of 2012, respectively, totaling $993,000, and dividends of $0.02 per share of common stock in each of March and May of 2011 totaling $878,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At June 30, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $8.9 million and remaining borrowing availability of $41.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at June 30, 2012.

The following is a summary of our contractual obligations as of June 30, 2012.

	Payments Due by Period
	Remainder of 2012	2013 And 2014	2015 And 2016	Thereafter	Total
(In thousands)
Purchase obligations for revenue equipment	$19,383	$—	$—	$—	$19,383
Building construction obligations	3,795	—	—	—	3,795
Operating lease obligations	266	674	191	—	1,131
Total	$23,444	$674	$191	$—	$24,309

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2012 of 22,490.2 shares of Company common stock with a value of $478,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $587,000 in the first six months of 2012 and $717,000 in the first six months of 2011 for fuel and tire services. In addition, we paid $966,000 in the first six months of 2012 and $767,000 in the first six months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $302,000 in the first six months of 2012 and $506,000 in the first six months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.9 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2012.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $394,000 as of June 30, 2012 and $470,000 as of December 31, 2011.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $402.6 million as of June 30, 2012 and $368.2 million as of December 31, 2011. Our depreciation expense was $29.6 million in the first six months of 2012 and $27.6 million in the first six months of 2011.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2012 by approximately $7.9 million, or 2.0%.

In the first six months of 2012, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim.  We have $8.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $12.4 million as of June 30, 2012, and $13.0 million as of December 31, 2011. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2012 would have needed to increase by approximately $3.4 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first six months of 2012, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.9 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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
101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 8, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2012 and June 30, 2011, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended  June 30, 2012, December 31, 2011, and June 30, 2011,  (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2012 and June 30, 2011, and (v) Notes to Consolidated Condensed Financial Statements.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form
10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2012	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2012	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)