Form 10-Q
period 2012-09-30
MARTEN TRANSPORT LTD
filed 2012-11-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 22,071,249 as of November 2, 2012.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share information)	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$5,127	$20,821
Receivables:
Trade, net	68,841	59,385
Other	4,738	3,430
Prepaid expenses and other	13,186	15,426
Deferred income taxes	2,431	2,738
Total current assets	94,323	101,800
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	556,323	523,974
Accumulated depreciation	(149,280)	(155,774)
Net property and equipment	407,043	368,200
Other assets	606	579
TOTAL ASSETS	$501,972	$470,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,782	$33,343
Insurance and claims accruals	13,327	13,042
Total current liabilities	54,109	46,385
Deferred income taxes	107,251	103,835
Total liabilities	161,360	150,220
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 22,071,249 shares at September 30, 2012, and 21,984,597 shares at December 31, 2011, issued and outstanding	221	220
Additional paid-in capital	82,090	80,078
Retained earnings	255,875	237,872
Total Marten Transport, Ltd. stockholders’ equity	338,186	318,170
Noncontrolling interest	2,426	2,189
Total stockholders’ equity	340,612	320,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,972	$470,579

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUE	$163,606	$156,348	$472,044	$445,339
OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	42,352	37,775	120,021	108,287
Purchased transportation	32,428	31,354	92,021	89,362
Fuel and fuel taxes	43,020	40,590	121,659	115,845
Supplies and maintenance	10,581	11,030	29,958	30,466
Depreciation	15,537	14,758	45,114	42,358
Operating taxes and licenses	1,694	1,644	4,893	4,577
Insurance and claims	4,809	4,617	15,816	13,330
Communications and utilities	1,265	1,168	3,637	3,396
Gain on disposition of revenue equipment	(1,349)	(1,084)	(4,053)	(2,819)
Other	3,429	3,385	10,336	10,458
Total operating expenses	153,766	145,237	439,402	415,260
OPERATING INCOME	9,840	11,111	32,642	30,079
NET INTEREST INCOME	(6)	(18)	(40)	(6)
INCOME BEFORE INCOME TAXES	9,846	11,129	32,682	30,085
Less: Income before income taxes attributable to noncontrolling interest	61	318	467	708
INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	9,785	10,811	32,215	29,377
PROVISION FOR INCOME TAXES	3,267	4,478	12,667	12,755
NET INCOME	$6,518	$6,333	$19,548	$16,622
BASIC EARNINGS PER COMMON SHARE	$0.30	$0.29	$0.89	$0.76
DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.29	$0.88	$0.75
DIVIDENDS PAID PER COMMON SHARE	$0.025	$0.02	$0.07	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at December 31, 2010	21,950	$220	$78,428	$215,345	$1,911	$295,904
Net income	-	-	-	16,622	-	16,622
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	35	-	137	-	-	137
Tax benefits from share-based payment arrangement exercises	-	-	164	-	-	164
Share-based payment arrangement compensation expense	-	-	930	-	-	930
Dividends on common stock	-	-	-	(1,318)	-	(1,318)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	708	708
Noncontrolling interest distributions	-	-	-	-	(13)	(13)
Balance at September 30, 2011	21,985	220	79,659	230,649	2,606	313,134
Net income	-	-	-	7,663	-	7,663
Share-based payment arrangement compensation expense	-	-	419	-	-	419
Dividends on common stock	-	-	-	(440)	-	(440)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	99	99
Noncontrolling interest distributions	-	-	-	-	(516)	(516)
Balance at December 31, 2011	21,985	220	80,078	237,872	2,189	320,359
Net income	-	-	-	19,548	-	19,548
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	86	1	615	-	-	616
Tax benefits from share-based payment arrangement exercises	-	-	350	-	-	350
Share-based payment arrangement compensation expense	-	-	1,047	-	-	1,047
Dividends on common stock	-	-	-	(1,545)	-	(1,545)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	467	467
Noncontrolling interest distributions	-	-	-	-	(230)	(230)
Balance at September 30, 2012	22,071	$221	$82,090	$255,875	$2,426	$340,612

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$19,548	$16,622
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	45,114	42,358
Gain on disposition of revenue equipment	(4,053)	(2,819)
Deferred income taxes	3,723	8,043
Tax benefits from share-based payment arrangement exercises	350	164
Excess tax benefits from share-based payment arrangement exercises	(282)	(142)
Share-based payment arrangement compensation expense	1,047	930
Income before income taxes attributable to noncontrolling interest	467	708
Changes in other current operating items:
Receivables	(10,764)	(3,473)
Prepaid expenses and other	2,240	712
Accounts payable and accrued liabilities	5,114	365
Insurance and claims accruals	285	(2,724)
Net cash provided by operating activities	62,789	60,744
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(107,904)	(45,321)
Proceeds from revenue equipment dispositions	41,521	28,181
Buildings and land, office equipment and other additions	(11,750)	(7,116)
Proceeds from buildings and land, office equipment and other dispositions	554	73
Other	(27)	111
Net cash used for investing activities	(77,606)	(24,072)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	14,216	35,382
Repayment of borrowings under credit facility and long-term debt	(14,216)	(54,728)
Dividends on common stock	(1,545)	(1,318)
Issuance of common stock from share-based payment arrangement exercises	616	137
Excess tax benefits from share-based payment arrangement exercises	282	142
Noncontrolling interest distributions	(230)	(13)
Change in net checks issued in excess of cash balances	-	(1,066)
Net cash used for financing activities	(877)	(21,464)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,694)	15,208
CASH AND CASH EQUIVALENTS:
Beginning of period	20,821	5,306
End of period	$5,127	$20,514
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$6	$32
Income taxes	$6,723	$(6,477)
Non-cash investing activities:
Change in property and equipment not yet paid for	$2,325	$5,323

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012
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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (MWL).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of September 30, 2012, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $6.7 million and $3.5 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes.  Consequently, federal income taxes are not payable by MWL.

(2)  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income	$6,518	$6,333	$19,548	$16,622
Denominator:
Basic earnings per common share - weighted-average shares	22,071	21,985	22,057	21,978
Effect of dilutive stock options	77	89	93	100
Diluted earnings per common share - weighted-average shares and assumed conversions	22,148	22,074	22,150	22,078
Basic earnings per common share	$0.30	$0.29	$0.89	$0.76
Diluted earnings per common share	$0.29	$0.29	$0.88	$0.75

Options totaling 455,850 and 441,550 shares for the three-month and nine-month periods ended September 30, 2012, respectively, and 387,000 and 374,500 shares for the three-month and nine-month periods ended September 30, 2011, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 29,549 and 47,935 shares for the three-month and nine-month periods ended September 30, 2012, respectively, and 36,730 shares for each of the three-month and nine-month periods ended September 30, 2011, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At September 30, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $6.9 million and remaining borrowing availability of $43.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $813,000 in the first nine months of 2012 and $1.1 million in the first nine months of 2011 for fuel and tire services.  In addition, we paid $1.4 million in the first nine months of 2012 and $1.4 million in the first nine months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $398,000 in the first nine months of 2012 and $587,000 in the first nine months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

(5)  Income Taxes

Our effective income tax rate decreased to 39.3% for the first nine months of 2012 from 43.4% for the first nine months of 2011, primarily due to a decrease to our deferred income tax liability as a result of a change in income apportionment for several states.

The federal statute of limitations remains open for 2009 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  Quarterly cash dividends of $0.02, $0.025 and $0.025 per share of common stock were paid in March, May and September 2012, respectively.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first nine months of 2012, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2012 and 2011 was $1.0 million and $930,000, respectively.  See Note 9 to our consolidated financial statements in our 2011 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) purchase $6.2 million of new revenue equipment in the remainder of 2012; (b) building construction and acquisition expenditures of $145,000 in the remainder of 2012; and (c) operating lease obligation expenditures totaling $997,000 through 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,938	$92,003	$280,284	$263,613
Truckload fuel surcharge revenue	25,931	24,849	77,305	72,463
Total Truckload revenue	122,869	116,852	357,589	336,076
Logistics revenue, net of intermodal fuel surcharge revenue(1)	36,408	35,500	102,889	98,221
Intermodal fuel surcharge revenue	4,329	3,996	11,566	11,042
Total Logistics revenue	40,737	39,496	114,455	109,263
Total operating revenue	$163,606	$156,348	$472,044	$445,339
Operating income:
Truckload	$7,938	$9,174	$26,039	$24,097
Logistics	1,902	1,937	6,603	5,982
Total operating income	$9,840	$11,111	$32,642	$30,079

(1)   Logistics revenue is net of $2.3 million and $7.2 million of inter-segment revenue in the three-month and nine-month periods ended September 30, 2012, respectively, for loads transported by our tractors and arranged by MWL that ha ve been eliminated in consolidation.  Inter-segment revenue was $2.3 million and $6.7 million for the three-month and nine-month periods ended September 30, 2011.

Truckload segment depreciation expense was $14.3 million and $14.0 million, and Logistics segment depreciation expense was $1.2 million and $778,000, in the three-month periods ended September 30, 2012 and September 30, 2011, respectively. Truckload segment depreciation expense was $42.0 million and $40.1 million, and Logistics segment depreciation expense was $3.1 million and $2.3 million, in the first nine months of 2012 and 2011, respectively.

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

Our operating revenue increased $26.7 million, or 6.0%, in the first nine months of 2012.  Our operating revenue, net of fuel surcharges, increased $21.3 million, or 5.9%, compared with the first nine months of 2011.  Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.7%.  Fuel surcharge revenue increased by $5.4 million, or 6.4%, which was primarily caused by higher fuel prices in the first nine months of 2012.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 72.2% of our truckload fleet as of September 30, 2012 from 64.8% as of September 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.8% compared with the first nine months of 2011.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.2% of our operating revenue in the first nine months of 2012 compared to 24.5% in the first nine months of 2011.

             Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices have fluctuated dramatically over the past several years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals.  To help further reduce fuel expense, we installed auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine.  For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.1% in the first nine months of 2012 from 93.2% in the first nine months of 2011.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.5% for the first nine months of 2012 from 91.7% for the first nine months of 2011.  Our net income increased to $19.5 million in the first nine months of 2012 from $16.6 million in the first nine months of 2011.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2012, we had approximately $5.1 million of cash and cash equivalents, $340.6 million in stockholders’ equity and no long-term debt outstanding.  In the first nine months of 2012, net cash flows provided by operating activities of $62.8 million and cash and cash equivalents of $15.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $66.4 million and to partially construct and acquire regional operating facilities in the amount of $10.3 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $7 million for the remainder of 2012.  We paid quarterly cash dividends of $0.02, $0.025 and $0.025 per share of common stock in March, May and September 2012, respectively, totaling $1.5 million.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Truckload Segment:
Total Truckload revenue (in thousands)	$122,869	$116,852	$357,589	$336,076
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,398	$3,168	$3,322	$3,143
Average tractors (1)	2,171	2,210	2,155	2,151
Average miles per trip	630	617	624	629
Total miles – company-employed drivers (in thousands)	54,903	51,433	159,700	150,083
Total miles – independent contractors (in thousands)	1,067	1,513	3,686	5,588

Logistics Segment:
Total Logistics revenue (in thousands):	$40,737	$39,496	$114,455	$109,263
Brokerage:
Marten Transport
Revenue (in thousands)	$13,076	$12,116	$39,740	$35,795
Loads	8,172	6,336	24,130	18,485
MWL
Revenue (in thousands)	$7,576	$9,215	$23,906	$25,454
Loads	4,260	4,672	12,479	13,179
Intermodal:
Revenue (in thousands)	$20,085	$18,165	$50,809	$48,014
Loads	7,642	6,508	19,527	18,064
Average tractors	68	80	59	74

(1)   Includes tractors driven by both company-employed drivers and independent contractors.  Independent contractors provided 43 and 52 tractors as of September 30, 2012 and 2011, respectively.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended September 30,		Dollar Change Three Months Ended September 30, 2012 vs.	Percentage Change Three Months Ended September 30, 2012 vs.
(Dollars in thousands)	2012	2011	2011	2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,938	$92,003	$4,935	5.4%
Truckload fuel surcharge revenue	25,931	24,849	1,082	4.4
Total Truckload revenue	122,869	116,852	6,017	5.1

Logistics revenue, net of intermodal fuel surcharge revenue(1)	36,408	35,500	908	2.6
Intermodal fuel surcharge revenue	4,329	3,996	333	8.3
Total Logistics revenue	40,737	39,496	1,241	3.1

Total operating revenue	$163,606	$156,348	$7,258	4.6%

Operating income:
Truckload	$7,938	$9,174	$(1,236)	(13.5)%
Logistics	1,902	1,937	(35)	(1.8)
Total operating income	$9,840	$11,111	$(1,271)	(11.4)%

Operating ratio(2):
Truckload	93.5%	92.1%		1.5%
Logistics	95.3	95.1		0.2
Consolidated operating ratio	94.0%	92.9%		1.2%

 (1)   Logistics revenue is net of $2.3 million of inter-segment revenue in each of the 2012 and 2011 periods, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

 (2)   Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $14.3 million and $14.0 million, and Logistics segment depreciation expense was $1.2 million and $778,000, in the 2012 and 2011 periods, respectively.

Our operating revenue increased $7.3 million, or 4.6%, to $163.6 million in the 2012 period from $156.3 million in the 2011 period.  Our operating revenue, net of fuel surcharges, increased $5.8 million, or 4.6%, to $133.3 million in the 2012 period from $127.5 million in the 2011 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $30.3 million in the 2012 period from $28.8 million in the 2011 period.

Truckload segment revenue increased $6.0 million, or 5.1%, to $122.9 million in the 2012 period from $116.9 million in the 2011 period.  Truckload segment revenue, net of fuel surcharges, increased 5.4% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 7.3%. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 72.2% of our truckload fleet as of September 30, 2012 from 64.8% as of September 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The decrease in profitability from the 2011 period was primarily caused by increased costs in driver wages and net fuel expense, which were partially offset by the improvement in revenue per tractor per week.

Logistics segment revenue increased $1.2 million, or 3.1%, to $40.7 million in the 2012 period from $39.5 million in the 2011 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 2.6%.  The increase in logistics revenue resulted from continued volume growth in each of our internal brokerage and intermodal services. The operating ratio for our Logistics segment in the 2012 period was consistent with the 2011 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30, 2012 vs.	Three Months Ended September 30, 2012 vs.	Three Months Ended September 30,
(Dollars in thousands)	2011	2011	2012	2011

Operating revenue	$7,258	4.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,577	12.1	25.9	24.2
Purchased transportation	1,074	3.4	19.8	20.1
Fuel and fuel taxes	2,430	6.0	26.3	26.0
Supplies and maintenance	(449)	(4.1)	6.5	7.1
Depreciation	779	5.3	9.5	9.4
Operating taxes and licenses	50	3.0	1.0	1.1
Insurance and claims	192	4.2	2.9	3.0
Communications and utilities	97	8.3	0.8	0.7
Gain on disposition of revenue equipment	(265)	(24.4)	(0.8)	(0.7)
Other	44	1.3	2.1	2.2
Total operating expenses	8,529	5.9	94.0	92.9
Operating income	(1,271)	(11.4)	6.0	7.1
Net interest income	12	66.7	-	-
Income before income taxes	(1,283)	(11.5)	6.0	7.1
Less: Income before income taxes attributable to noncontrolling interest	(257)	(80.8)	-	0.2
Income before income taxes attributable to Marten Transport, Ltd.	(1,026)	(9.5)	6.0	6.9
Provision for income taxes	(1,211)	(27.0)	2.0	2.9
Net income	$185	2.9%	4.0%	4.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 6.7% increase in the total miles driven by company drivers, an additional $319,000 of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery and additional amounts paid to company drivers due to changes in our policies for safety and productivity bonuses and holiday pay.  Additionally, employees’ health insurance expense increased by $874,000 due to an increase in our self-insured medical claims.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $1.1 million in total, or 3.4%, in the 2012 period from the 2011 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $1.7 million to $30.9 million in the 2012 period from $29.2 million in the 2011 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $645,000 in the 2012 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $2.4 million in the 2012 period from the 2011 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.3 million, or 8.8%, to $16.5 million in the 2012 period from $15.2 million in the 2011 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $3.7 million in the 2012 period and $3.4 million in the 2011 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to an increase in the DOE national average cost of fuel to $3.92 per gallon in the 2012 period from $3.87 per gallon in the 2011 period, with the cost of fuel significantly rising throughout the 2012 period which negatively impacted our recovery of fuel expense through our contracts with customers, extreme heat in the 2012 period which increased fuel consumption, especially in the temperature-control units on our trailers, and an increase in total miles driven.  The cost control measures stated above helped to offset these factors.  Net fuel expense represented 14.7% of truckload and intermodal revenue, net of fuel surcharges, in the 2012 period, compared with 14.3% in the 2011 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  Our supplies and maintenance expense decreased $449,000, or 4.1%, from the 2011 period while our average fleet size decreased 1.8%.  We experienced higher tire and toll costs in the 2012 period; however, these increased costs were more than offset by lower repair costs at both internal and external facilities.

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

Gain on disposition of revenue equipment increased to $1.3 million in the 2012 period from $1.1 million in the 2011 period primarily due to an increase in the market value for used revenue equipment.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 94.0% in the 2012 period from 92.9% in the 2011 period.  The operating ratio for our Truckload segment was 93.5% and 92.1% in the 2012 and 2011 periods, respectively.  The operating ratio for our Logistics segment was 95.3% and 95.1% in the 2012 and 2011 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 92.6% for the 2012 period from 91.3% for the 2011 period.

Our effective income tax rate decreased to 33.4% for the 2012 period from 41.4% for the 2011 period, primarily due to a decrease to our deferred income tax liability as a result of a change in income apportionment for several states.

As a result of the factors described above, net income increased to $6.5 million in the 2012 period from $6.3 million in the 2011 period.  Net earnings per diluted share were $0.29 in each of the 2012 and 2011 periods.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Nine Months Ended September 30,		Dollar Change Nine Months Ended September 30, 2012 vs.	Percentage Change Nine Months Ended September 30, 2012 vs.
(Dollars in thousands)	2012	2011	2011	2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$280,284	$263,613	$16,671	6.3%
Truckload fuel surcharge revenue	77,305	72,463	4,842	6.7
Total Truckload revenue	357,589	336,076	21,513	6.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	102,889	98,221	4,668	4.8
Intermodal fuel surcharge revenue	11,566	11,042	524	4.7
Total Logistics revenue	114,455	109,263	5,192	4.8

Total operating revenue	$472,044	$445,339	$26,705	6.0%

Operating income:
Truckload	$26,039	$24,097	$1,942	8.1%
Logistics	6,603	5,982	621	10.4
Total operating income	$32,642	$30,079	$2,563	8.5%

Operating ratio(2):
Truckload	92.7%	92.8%		(0.1)%
Logistics	94.2	94.5		(0.3)
Consolidated operating ratio	93.1%	93.2%		(0.1)%

(1)     Logistics revenue is net of $7.2 million and $6.7 million of inter-segment revenue in the 2012 and 2011 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)     Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $42.0 million and $40.1 million, and Logistics segment depreciation expense was $3.1 million and $2.3 million, in the 2012 and 2011 periods, respectively.

Our operating revenue increased $26.7 million, or 6.0%, to $472.0 million in the 2012 period from $445.3 million in the 2011 period. Our operating revenue, net of fuel surcharges, increased $21.3 million, or 5.9%, to $383.2 million in the 2012 period from $361.8 million in the 2011 period. The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue. Fuel surcharge revenue increased to $88.9 million in the 2012 period from $83.5 million in the 2011 period, which was primarily caused by higher fuel prices in 2012.

Truckload segment revenue increased $21.5 million, or 6.4%, to $357.6 million in the 2012 period from $336.1 million in the 2011 period.  Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.7%.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 72.2% of our truckload fleet as of September 30, 2012 from 64.8% as of September 30, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The operating ratio for our Truckload segment in the 2012 period was consistent with the 2011 period.

Logistics segment revenue increased $5.2 million, or 4.8%, to $114.5 million in the 2012 period from $109.3 million in the 2011 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.8%.  The increase in logistics revenue primarily resulted from continued volume growth in each of our internal brokerage and intermodal services.  The operating ratio for our Logistics segment in the 2012 period was consistent with the 2011 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30, 2012 vs.	Nine Months Ended September 30, 2012 vs.	Nine Months Ended September 30,
(Dollars in thousands)	2011	2011	2012	2011

Operating revenue	$26,705	6.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	11,734	10.8	25.4	24.3
Purchased transportation	2,659	3.0	19.5	20.1
Fuel and fuel taxes	5,814	5.0	25.8	26.0
Supplies and maintenance	(508)	(1.7)	6.3	6.8
Depreciation	2,756	6.5	9.6	9.5
Operating taxes and licenses	316	6.9	1.0	1.0
Insurance and claims	2,486	18.6	3.4	3.0
Communications and utilities	241	7.1	0.8	0.8
Gain on disposition of revenue equipment	(1,234)	(43.8)	(0.9)	(0.6)
Other	(122)	(1.2)	2.2	2.3
Total operating expenses	24,142	5.8	93.1	93.2
Operating income	2,563	8.5	6.9	6.8
Net interest income	(34)	(566.7)	-	-
Income before income taxes	2,597	8.6	6.9	6.8
Less: Income before income taxes attributable to noncontrolling interest	(241)	(34.0)	0.1	0.2
Income before income taxes attributable to Marten Transport, Ltd.	2,838	9.7	6.8	6.6
Provision for income taxes	(88)	(0.7)	2.7	2.9
Net income	$2,926	17.6%	4.1%	3.7%

Salaries, wages and benefits increased primarily due to a 6.4% increase in the total miles driven by company drivers, an increase in the amount paid to company drivers as a result of a pay increase effective April 1, 2011, an additional $1.4 million of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery and additional amounts paid to company drivers due to changes in our policies for safety and productivity bonuses and holiday pay.  Additionally, employees’ health insurance expense increased by $989,000 due to an increase in our self-insured medical claims.

Purchased transportation expense increased $2.7 million in total, or 3.0%, in the 2012 period from the 2011 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $5.1 million to $86.7 million in the 2012 period from $81.6 million in the 2011 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.4 million in the 2012 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes increased by $5.8 million in the 2012 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $659,000, or 1.6%, to $42.6 million in the 2012 period from $42.0 million in the 2011 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $9.8 million in the 2012 period and $9.6 million in the 2011 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to an increase in the DOE national average cost of fuel to $3.95 per gallon in the 2012 period from $3.82 per gallon in the 2011 period and an increase in miles driven, partially offset by the cost control measures stated above. Net fuel expense represented 13.3% of truckload and intermodal revenue, net of fuel surcharges, in the 2012 period, compared with 14.0% in the 2011 period.

Supplies and maintenance expense decreased $508,000, or 1.7%, from the 2011 period while our average fleet size increased 0.2%.  We experienced higher tire and toll costs in the 2012 period; however, these increased costs were more than offset by lower repair costs at both internal and external facilities.

Depreciation increased primarily due to the continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in the 2012 period.

Insurance and claims increased $2.5 million in the 2012 period primarily due to a $1.0 million increase in each of workers’ compensation claims and physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment increased to $4.1 million in the 2012 period from $2.8 million in the 2011 period primarily due to an increase in the number of tractors sold and an increase in the market value for used revenue equipment.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 93.1% in the 2012 period from 93.2% in the 2011 period.  The operating ratio for our Truckload segment was 92.7% and 92.8% in the 2012 and 2011 periods, respectively. The operating ratio for our Logistics segment was 94.2% and 94.5% in the 2012 and 2011 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.5% for the 2012 period from 91.7% for the 2011 period.

Our effective income tax rate decreased to 39.3% for the 2012 period from 43.4% for the 2011 period, primarily due to a decrease to our deferred income tax liability as a result of a change in income apportionment for several states.

As a result of the factors described above, net income increased to $19.5 million in the 2012 period from $16.6 million in the 2011 period.  Net earnings increased to $0.88 per diluted share in the 2012 period from $0.75 per diluted share in the 2011 period.

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

	Nine Months Ended September 30,
(In thousands)	2012	2011

Net cash flows provided by operating activities	$62,789	$60,744
Net cash flows (used for) investing activities	(77,606)	(24,072)
Net cash flows (used for) financing activities	(877)	(21,464)

In the first nine months of 2012, net cash flows provided by operating activities of $62.8 million and cash and cash equivalents of $15.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $66.4 million and to partially construct and acquire regional operating facilities in the amount of $10.3 million.  In the first nine months of 2011, net cash flows provided by operating activities of $60.7 million were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.1 million, to partially construct two regional operating facilities in the amount of $4.0 million, and to increase cash and cash equivalents by $15.2 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $7 million in the remainder of 2012. We paid quarterly cash dividends of $0.02, $0.025 and $0.025 per share of common stock in March, May and September 2012, respectively, totaling $1.5 million, and dividends of $0.02 per share of common stock in each of March, May and September 2011 totaling $1.3 million.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At September 30, 2012, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $6.9 million and remaining borrowing availability of $43.1 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at September 30, 2012.

The following is a summary of our contractual obligations as of September 30, 2012.

	Payments Due by Period
(In thousands)	Remainder of 2012	2013 And 2014	2015 And 2016	Thereafter	Total

Purchase obligations for revenue equipment	$6,246	$—	$—	$—	$6,246
Operating lease obligations	132	674	191	—	997
Building construction obligations	145	—	—	—	145
Total	$6,523	$674	$191	$—	$7,388

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2012 of 22,522.3 shares of Company common stock with a value of $396,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the president and a stockholder of BBI.  We paid BBI $813,000 in the first nine months of 2012 and $1.1 million in the first nine months of 2011 for fuel and tire services. In addition, we paid $1.4 million in the first nine months of 2012 and $1.4 million in the first nine months of 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $398,000 in the first nine months of 2012 and $587,000 in the first nine months of 2011 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $6.9 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2012.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $394,000 as of September 30, 2012 and $470,000 as of December 31, 2011.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $407.0 million as of September 30, 2012 and $368.2 million as of December 31, 2011. Our depreciation expense was $45.1 million in the first nine months of 2012 and $42.4 million in the first nine months of 2011.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2012 by approximately $7.9 million, or 1.9%.

In the first nine months of 2012, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim.  We have $6.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $13.3 million as of September 30, 2012, and $13.0 million as of December 31, 2011. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2012 would have needed to increase by approximately $3.5 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first nine months of 2012, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.0 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2012 and September 30, 2011, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended  September 30, 2012 and September 30, 2011, and for the three-month period ended December 31, 2011,  (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2012 and September 30, 2011, and (v) Notes to Consolidated Condensed Financial Statements.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 9, 2012	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)