Form 10-K
period 2012-12-31
MARTEN TRANSPORT LTD
filed 2013-03-14
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

As of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $360,852,000.

As of February 28, 2013, 22,110,819 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 3, 2013, or 2013 Proxy Statement.

TABLE OF CONTENTS

Page
PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	11
ITEM 2.	PROPERTIES	12
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	MINE SAFETY DISCLOSURES	12
ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM 9A.	CONTROLS AND PROCEDURES	54
ITEM 9B.	OTHER INFORMATION	54

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	55
ITEM 11.	EXECUTIVE COMPENSATION	56
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	56
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	56
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	56

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	57

OTHER

Signature Page	59

Exhibit Index	61

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Written words such as “may” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 7.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. and its consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.           BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment.  In 2012, we generated $638.5 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 79% of our truckload revenue resulted from hauling temperature-sensitive products and 21% from hauling dry freight.  We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest.  We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions.  In 2012, our average length of haul was 624 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity.  We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service.  With our fleet of 2,252 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reporting segments – Truckload and Logistics.  Financial information regarding these segments can be found in Footnote 13 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  We continue to expand our regional truckload operations, which represents 74% of our tractor fleet as of December 31, 2012 compared to 5% just five years ago.  Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, both launched in 2005, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2012, our two largest customers were Kraft and General Mills.

Our marketing efforts are conducted by a staff of approximately 150 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

•	Electronic data interchange and internet communication with customers concerning freight tendering, invoices, shipment status, and other information.

•	Electronic logging devices in our tractors to monitor drivers’ hours of service.

•	Auxiliary power units installed on our company-owned tractors that allow us to decrease fuel costs associated with idling our tractors.

•	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our fuel network.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 11.3% during 2012, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is to increase our business with large customers. Accordingly, a significant amount of our business is concentrated with a relatively small number of customers. In 2012, our top 30 customers accounted for approximately 69% of our revenue, and our top ten customers accounted for 47% of our revenue.  Nine of our top ten customers have been significant customers of ours for over ten years.  We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers.  We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 132 of our drivers as of December 31, 2012 have driven more than one million miles for us without a preventable accident, while approximately 46 of our drivers have driven more than two million miles and seven have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2012, we had approximately 2,946 employees. This total consists of approximately 2,261 drivers, 244 mechanics and maintenance personnel, and 441 support personnel, which includes management and administration. As of that date, we also contracted with 36 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2012, we operated a fleet of 2,252 tractors, including 2,216 company-owned tractors and 36 tractors supplied by independent contractors.  The average age of our company-owned tractor fleet at December 31, 2012 was approximately 2.0 years.  In 2012, we replaced most of our company-owned tractors within approximately 4.5 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2012, 701 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements.  Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 1.6% as of December 31, 2012 compared to 2.1% as of December 31, 2011 and 4.0% as of December 31, 2010.

As of December 31, 2012, we operated a fleet of 4,170 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long and 102 inches wide. The average age of our trailer fleet at December 31, 2012 was approximately 2.2 years. In 2012, we replaced most of our company-owned trailers within approximately 5.5 years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $1.0 million on each auto liability claim.  We are also responsible for the first $750,000 on each workers’ compensation claim.  We have $7.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.  We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards.  We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2012, over 99% of our fuel purchases were made at these designated locations.  To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.  We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources.  The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers.

In December 2011, the FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The rule retains the 11-hour driving maximum under which the industry has been operating since 2004.  However, changes to the “34-hour restart” provision and required breaks effectively reduce the maximum workweek for drivers to 70 hours from 82 hours.  The changes to these provisions will be analyzed in a field study mandated by the Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, enacted in July 2012.  These changes will reduce on-duty non-driving time and are likely to moderately decrease industry productivity.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals.  The MAP-21 Act includes a provision directing the FMCSA to develop a final ELD rule in 2013.  Our entire tractor fleet has been equipped with ELD’s since early 2011.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter.  The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2012, 701 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water.  These regulations did not have a significant impact on our operations or financial results in 2010 through 2012.

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

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a materially adverse effect on our operating results.  Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking industry, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, and license and registration fees.  We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2012, our top 30 customers, based on revenue, accounted for approximately 69% of our revenue; our top ten customers accounted for approximately 47% of our revenue; our top five customers accounted for approximately 33% of our revenue; and our top two customers accounted for approximately 17% of our revenue.  Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us.  We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors.  Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer.  We have experienced higher prices for new tractors and trailers over the past few years, primarily as a result of higher commodity prices and government regulations applicable to newly manufactured tractors and diesel engines.  We expect to continue to pay increased prices for revenue equipment for the foreseeable future.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter.  As of December 31, 2012, 701 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers.  CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources.  The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers.

In December 2011, the FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work.  The rule retains the 11-hour driving maximum under which the industry has been operating since 2004.  However, changes to the “34-hour restart” provision and required breaks effectively reduce the maximum workweek for drivers to 70 hours from 82 hours.  The changes to these provisions will be analyzed in a field study mandated by the Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, enacted in July 2012.  These changes will reduce on-duty non-driving time and are likely to moderately decrease industry productivity.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals.  The MAP-21 Act includes a provision directing the FMCSA to develop a final ELD rule in 2013.  Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

Company Locations	Owned or Leased	Maintenance	Fueling	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X	X
Ontario, California	Owned	X	X				X
Atlanta, Georgia	Owned	X	X	X	X	X	X
Portland, Oregon	Owned	X	X			X	X
Indianapolis, Indiana	Owned	X	X	X	X	X	X
Desoto, Texas	Owned	X	X	X	X	X	X
Tampa, Florida	Owned	X				X	X
Memphis, Tennessee	Owned	X		X		X	X
Colonial Heights, Virginia	Owned	X		X	X	X	X
Laredo, Texas	Owned	X	X			X	X
Phoenix, Arizona	Leased	X		X	X	X	X
Kansas City, Kansas	Leased	X		X		X	X
Carlisle, Pennsylvania	Leased	X		X		X	X
Chicago, Illinois	Leased					X	X

ITEM 3.           LEGAL PROCEEDINGS

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

             Our executive officers, with their ages and the offices held as of February 28, 2013, are as follows:

Name	Age	Position
Randolph L. Marten	60	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	65	President

Robert G. Smith	69	Chief Operating Officer

Timothy P. Nash	61	Executive Vice President of Sales and Marketing

James J. Hinnendael	49	Chief Financial Officer

John H. Turner	51	Vice President of Sales

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

Timothy M. Kohl has been our President since June 2008.  Mr. Kohl joined the company in November 2007, and has over 25 years’ experience in the transportation services industry.  Mr. Kohl served as Knight Transportation Inc.’s President from 2004 to 2007 and as its Secretary from 2000 to 2007.  Mr. Kohl served as a director on Knight’s Board of Directors from 2001 to 2006, and he served as its Chief Financial Officer from 2000 to 2004.  Mr. Kohl also served as Knight’s Vice President of Human Resources from 1996 through 1999.  From 1999 through 2000, Mr. Kohl served as Vice President of Knight’s southeast region.  Prior to his employment with Knight, Mr. Kohl was employed by Burlington Motor Carriers as Vice President of Human Resources.  Prior to his employment with Burlington Motor Carriers, Mr. Kohl served as Vice President of Human Resources for J.B. Hunt.

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

	Common Stock Price
Year ended December 31, 2012	High	Low
Fourth Quarter	$19.40	$15.01
Third Quarter	21.30	14.50
Second Quarter	22.48	18.01
First Quarter	23.12	16.46

Year ended December 31, 2011
Fourth Quarter	$19.78	$15.28
Third Quarter	22.37	15.00
Second Quarter	23.19	17.43
First Quarter	22.86	19.65

The prices do not include adjustments for retail mark-ups, mark-downs or commissions.  On February 28, 2013, we had 177 record stockholders, and approximately 3,637 beneficial stockholders of our common stock.

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter.  The first two quarterly cash dividends of $0.02 per share of common stock were paid in the third and fourth quarters of 2010.  Quarterly cash dividends of $0.02 per share of common stock were also paid in 2011.  Quarterly cash dividends of $0.02 per share of common stock were paid in March 2012, and dividends of $0.025 per share were paid in each of May, September and December 2012.  We also paid a special cash dividend of $0.75 per share in December 2012.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  The repurchase program does not have an expiration date.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock.  We have made no purchases since 2008.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years.  Research Data Group, Inc. prepared the line-of-business index.  The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2007, with reinvestment of dividends.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.  The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
FOR THE YEAR
Operating revenue	$638,456	$603,679	$516,920	$505,874	$607,099
Operating income	45,853	43,030	35,289	29,359	32,705
Net income	27,267	24,285	19,742	16,267	18,071
Operating ratio(1)	92.8%	92.9%	93.2%	94.2%	94.6%

PER-SHARE DATA
Basic earnings per common share	$1.24	$1.10	$0.90	$0.74	$0.83
Diluted earnings per common share	1.23	1.10	0.90	0.74	0.82
Dividends paid per common share	0.845	0.08	0.04	—	—
Book value	15.01	14.57	13.48	12.56	11.79

AT YEAR END
Total assets	$490,623	$470,579	$460,308	$414,838	$397,443
Long-term debt	2,726	—	19,346	1,499	2,857
Stockholders’ equity	331,923	320,359	295,904	274,907	257,451

(1)	Represents operating expenses as a percentage of operating revenue.

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

Our operating revenue increased $34.8 million, or 5.8%, in 2012.  Our operating revenue, net of fuel surcharges, increased $26.7 million, or 5.4%, compared with 2011.  Truckload segment revenue, net of fuel surcharges, increased 5.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.6%.  Fuel surcharge revenue increased by $8.1 million, or 7.2%.  The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased from 4.6% at the end of 2007 to 73.7% of our truckload fleet as of December 31, 2012.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.6% compared with 2011.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 24.3% of our operating revenue in 2012 compared to 24.5% in 2011.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.8% in 2012 from 92.9% in 2011.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.1% for 2012 from 91.2% for 2011.  Our net income increased to $27.3 million in 2012 from $24.3 million in 2011.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2012, we had approximately $3.5 million of cash and cash equivalents, $2.7 million of long-term debt outstanding and $331.9 million in stockholders’ equity.  In 2012, net cash flows provided by operating activities of $85.5 million and cash and cash equivalents of $17.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $75.1 million, to partially construct and acquire regional operating facilities in the amount of $10.9 million, and to pay cash dividends of $18.7 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million for 2013.  In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.02 per share of common stock in March and $0.025 per share in May, September and December, along with a special dividend of $0.75 per share in December.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2012	2011	2010
Truckload Segment:
Total Truckload revenue (in thousands)	$483,323	$455,847	$392,764
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,339	$3,162	$2,968
Average tractors(1)	2,167	2,170	2,105
Average miles per trip	624	626	655
Total miles – company-employed drivers (in thousands)	215,742	202,836	193,342
Total miles – independent contractors (in thousands)	4,583	6,841	13,776

Logistics Segment:
Total Logistics revenue (in thousands)	$155,133	$147,832	$124,156
Brokerage:
Marten Transport
Revenue (in thousands)	$53,161	$48,354	$41,219
Loads	32,533	25,412	21,896
MWL
Revenue (in thousands)	$30,648	$34,463	$35,247
Loads	16,120	17,194	18,704
Intermodal:
Revenue (in thousands)	$71,324	$65,015	$47,690
Loads	27,488	24,302	20,150
Average tractors	63	75	67

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 36, 48 and 86 tractors as of December 31, 2012, 2011 and 2010, respectively.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012 vs. 2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$378,383	$357,787	$20,596	5.8%
Truckload fuel surcharge revenue	104,940	98,060	6,880	7.0
Total Truckload revenue	483,323	455,847	27,476	6.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	138,960	132,890	6,070	4.6
Intermodal fuel surcharge revenue	16,173	14,942	1,231	8.2
Total Logistics revenue	155,133	147,832	7,301	4.9

Total operating revenue	$638,456	$603,679	$34,777	5.8%

Operating income:
Truckload	$36,805	$35,298	$1,507	4.3%
Logistics	9,048	7,732	1,316	17.0
Total operating income	$45,853	$43,030	$2,823	6.6%

Operating ratio(2):
Truckload	92.4%	92.3%		0.1%
Logistics	94.2	94.8		(0.6)
Consolidated operating ratio	92.8%	92.9%		(0.1)%

(1)
Logistics revenue is net of $9.7 million and $9.0 million of inter-segment revenue in 2012 and 2011, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $56.7 million and $54.4 million, and Logistics segment depreciation expense was $4.2 million and $3.1 million, in 2012 and 2011, respectively.

Our operating revenue increased $34.8 million, or 5.8%, to $638.5 million in 2012 from $603.7 million in 2011.  Our operating revenue, net of fuel surcharges, increased $26.7 million, or 5.4%, to $517.3 million in 2012 from $490.7 million in 2011.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $121.1 million in 2012 from $113.0 million in 2011.

Truckload segment revenue increased $27.5 million, or 6.0%, to $483.3 million in 2012 from $455.8 million in 2011.  Truckload segment revenue, net of fuel surcharges, increased 5.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.6%. The changes in our operating statistics are primarily the result of the continued growth of our regional temperature-controlled operations, which we have increased to 73.7% of our truckload fleet as of December 31, 2012 from 64.7% as of December 31, 2011.  By focusing on shorter lengths of haul in certain defined areas, we are addressing customer trends toward regional distribution to lower their transportation expense, furthering our own objectives of reducing fuel consumption per load, and matching some of our drivers’ desires to stay closer to home.  The operating ratio for our Truckload segment in 2012 was consistent with 2011.

Logistics segment revenue increased $7.3 million, or 4.9%, to $155.1 million in 2012 from $147.8 million in 2011.  Logistics segment revenue, net of intermodal fuel surcharges, increased 4.6%.  The increase in logistics revenue resulted from continued volume growth in each of our internal brokerage and intermodal services.  The improvement in the operating ratio for our Logistics segment in 2012 was primarily due to a decrease in the payments to carriers for transportation services which we arranged as a percentage of our brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2012 vs. 2011	2012 vs. 2011	2012	2011

Operating revenue	$34,777	5.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	15,596	10.6	25.6	24.5
Purchased transportation	3,937	3.3	19.5	19.9
Fuel and fuel taxes	8,001	5.1	25.6	25.8
Supplies and maintenance	(392)	(1.0)	6.3	6.7
Depreciation	3,373	5.9	9.5	9.5
Operating taxes and licenses	368	5.8	1.1	1.1
Insurance and claims	2,548	14.0	3.2	3.0
Communications and utilities	334	7.3	0.8	0.8
Gain on disposition of revenue equipment	(1,502)	(39.5)	(0.8)	(0.6)
Other	(309)	(2.2)	2.1	2.3
Total operating expenses	31,954	5.7	92.8	92.9
Operating income	2,823	6.6	7.2	7.1
Net interest income	(24)	(100.0)	-	-
Income before income taxes	2,847	6.6	7.2	7.1
Less: Income before income taxes attributable to noncontrolling interest	(310)	(38.4)	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,157	7.5	7.1	7.0
Provision for income taxes	175	1.0	2.8	3.0
Net income	$2,982	12.3%	4.3%	4.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 6.4% increase in the total miles driven by company drivers, an additional $1.5 million of detention pay due to a change in our policy to compensate company drivers when they are detained at pick up or delivery and additional amounts paid to company drivers due to changes in our policies for safety and productivity bonuses and holiday pay.  Additionally, employees’ health insurance expense increased by $2.0 million due to an increase in our self-insured medical claims.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $3.9 million in total, or 3.3%, in 2012 from 2011.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $6.8 million to $117.6 million in 2012 from $110.8 million in 2011.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $2.9 million in 2012, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $8.0 million in 2012 from 2011.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $910,000, or 1.6%, to $56.3 million in 2012 from $55.3 million in 2011.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $13.8 million in 2012 and $12.8 million in 2011.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The increase in net fuel expense was primarily due to an increase in the DOE national average cost of fuel to $3.97 per gallon in 2012 from $3.83 per gallon in 2011 and an increase in total miles driven.  The cost control measures stated above helped to offset these factors.  Net fuel expense represented 13.0% of truckload and intermodal revenue, net of fuel surcharges, in 2012, compared with 13.6% in 2011.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling.  Our supplies and maintenance expense decreased $392,000, or 1.0%, from 2011 while our average fleet size was relatively consistent.  We experienced higher tire and toll costs in 2012; however, these increased costs were more than offset by lower repair costs at both internal and external facilities.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets.  The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and an increase in the relative percentage of company-owned tractors to independent contractor-owned tractors in 2012.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims.  These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance.  The $2.5 million increase in insurance and claims in 2012 was primarily due to increases in the cost of physical damage claims related to our tractor and trailers and in the cost of workers’ compensation accident claims.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $5.3 million in 2012 from $3.8 million in 2011 primarily due to an increase in the market value for used revenue equipment, along with an increase in the number of planned tractor dispositions.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.8% in 2012 from 92.9% in 2011.  The operating ratio for our Truckload segment was 92.4% and 92.3% in 2012 and 2011, respectively.  The operating ratio for our Logistics segment was 94.2% and 94.8% in 2012 and 2011, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 91.1% for 2012 from 91.2% for 2011.

Our effective income tax rate decreased to 39.9% for 2012 from 42.5% for 2011, primarily due to a decrease to our deferred income tax liability as a result of a change in income apportionment for several states.

As a result of the factors described above, net income increased to $27.3 million in 2012 from $24.3 million in 2011.  Net earnings per diluted share increased to $1.23 in 2012 from $1.10 in 2011.

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

(In thousands)	2012	2011	2010
Net cash flows provided by operating activities	$85,539	$86,206	$64,522
Net cash flows (used for) investing activities	(88,115)	(48,271)	(81,181)
Net cash flows (used for) provided by financing activities	(14,772)	(22,420)	16,555

In 2012, net cash flows provided by operating activities of $85.5 million and cash and cash equivalents of $17.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $75.1 million, to partially construct and acquire regional operating facilities in the amount of $10.9 million, and to pay cash dividends of $18.7 million.  In 2011, net cash flows provided by operating activities of $86.2 million were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.9 million, to partially construct two regional operating facilities in the amount of $7.4 million, and to increase cash and cash equivalents by $15.5 million.  In 2010, net cash flows provided by operating activities of $64.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $69.3 million and to partially construct two regional operating facilities in the amount of $9.6 million.  These payments were partially offset by a $17.8 million increase in our long-term debt.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million in 2013.  In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.02 per share of common stock in March and $0.025 per share in May, September and December, along with a special dividend of $0.75 per share in December.  We paid quarterly cash dividends of $0.02 per share in 2011 totaling $1.8 million, and in September and December 2010 totaling $877,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At December 31, 2012, there was an outstanding principal balance of $2.7 million on the credit facility.  As of that date, we had outstanding standby letters of credit of $7.4 million and remaining borrowing availability of $39.9 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at December 31, 2012.

The following is a summary of our contractual obligations as of December 31, 2012.

	Payments Due by Period
(In thousands)	2013	2014 And 2015	2016 And 2017	Thereafter	Total
Long-term debt obligations	$—	$—	$2,726	$—	$2,726
Purchase obligations for revenue equipment	1,725	—	—	—	1,725
Operating lease obligations	457	402	60	—	919
Total	$2,182	$402	$2,786	$—	$5,370

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2012 of 35,040.2 shares of Company common stock with a value of $644,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI.  We paid BBI $988,000 in 2012, $1.4 million in 2011 and $815,000 in 2010 for fuel and tire services. In addition, we paid $1.7 million in each of 2012, 2011 and 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $495,000 in 2012, $615,000 in 2011 and $262,000 in 2010 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $7.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2012.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $334,000 as of December 31, 2012 and $470,000 as of December 31, 2011.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $394.5 million as of December 31, 2012 and $368.2 million as of December 31, 2011. Our depreciation expense was $60.9 million in 2012, $57.5 million in 2011 and $51.9 million in 2010.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2012 by approximately $8.0 million, or 2.0%.

In 2012, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 48.9% of cost at the 5.5-year replacement date as using a 5.5-year useful life and 48.9% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a 5.5-year useful life and 48.9% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim.  We have $7.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $13.8 million as of December 31, 2012, and $13.0 million as of December 31, 2011. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2012 would have needed to increase by approximately $3.6 million.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in 2012, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $8.1 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 34 of this Report.

March 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Minneapolis, Minnesota
March 14, 2013

MARTEN TRANSPORT, LTD.
Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,473	$20,821
Receivables:
Trade, less allowances of $334 and $470, respectively	66,239	59,385
Other	7,177	3,430
Prepaid expenses and other	15,490	15,426
Deferred income taxes	3,155	2,738
Total current assets	95,534	101,800
Property and equipment:
Revenue equipment	484,350	468,966
Buildings and land	39,664	30,602
Office equipment and other	27,122	24,406
Less accumulated depreciation	(156,660)	(155,774)
Net property and equipment	394,476	368,200
Other assets	613	579
	$490,623	$470,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,081	$17,912
Insurance and claims accruals	13,838	13,042
Accrued liabilities	16,981	15,431
Total current liabilities	46,900	46,385
Long-term debt, less current maturities	2,726	—
Deferred income taxes	109,074	103,835
Total liabilities	158,700	150,220
Commitments and contingencies (Note 12)
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 22,109,619 shares at December 31, 2012, and 21,984,597 shares at December 31, 2011, issued and outstanding	221	220
Additional paid-in capital	82,679	80,078
Retained earnings	246,460	237,872
Total Marten Transport, Ltd. stockholders’ equity	329,360	318,170
Noncontrolling interest	2,563	2,189
Total stockholders’ equity	331,923	320,359
	$490,623	$470,579

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2012	2011	2010
Operating revenue	$638,456	$603,679	$516,920
Operating expenses (income):
Salaries, wages and benefits	163,242	147,646	131,519
Purchased transportation	124,269	120,332	110,408
Fuel and fuel taxes	163,596	155,595	114,927
Supplies and maintenance	39,919	40,311	35,218
Depreciation	60,904	57,531	51,916
Operating taxes and licenses	6,741	6,373	6,222
Insurance and claims	20,718	18,170	16,573
Communications and utilities	4,939	4,605	3,964
Gain on disposition of revenue equipment	(5,302)	(3,800)	(1,110)
Other	13,577	13,886	11,994
	592,603	560,649	481,631
Operating income	45,853	43,030	35,289
Net interest income	(48)	(24)	(26)
Income before income taxes	45,901	43,054	35,315
Less: Income before income taxes attributable to noncontrolling interest	497	807	631
Income before income taxes attributable to Marten Transport, Ltd.	45,404	42,247	34,684
Provision for income taxes	18,137	17,962	14,942
Net income	$27,267	$24,285	$19,742
Basic earnings per common share	$1.24	$1.10	$0.90
Diluted earnings per common share	$1.23	$1.10	$0.90
Dividends paid per common share	$0.845	$0.08	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2009	21,885	$219	$76,477	$196,480	$1,731	$274,907
Net income	—	—	—	19,742	—	19,742
Issuance of common stock from share-based payment arrangement exercises	65	1	302	—	—	303
Tax benefits from share-based payment arrangement exercises	—	—	385	—	—	385
Share-based payment arrangement compensation expense	—	—	1,264	—	—	1,264
Dividends on common stock	—	—	—	(877)	__	(877)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	631	631
Noncontrolling interest distributions	—	—	—	—	(451)	(451)
Balance at December 31, 2010	21,950	220	78,428	215,345	1,911	295,904
Net income	—	—	—	24,285	—	24,285
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	35	—	137	—	—	137
Tax benefits from share-based payment arrangement exercises	—	—	164	—	—	164
Share-based payment arrangement compensation expense	—	—	1,349	—	—	1,349
Dividends on common stock	—	—	—	(1,758)	—	(1,758)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	807	807
Noncontrolling interest distributions	—	—	—	—	(529)	(529)
Balance at December 31, 2011	21,985	220	80,078	237,872	2,189	320,359
Net income	—	—	—	27,267	—	27,267
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	125	1	967	—	—	968
Tax benefits from share-based payment arrangement exercises	—	—	409	—	—	409
Share-based payment arrangement compensation expense	—	—	1,225	—	—	1,225
Dividends on common stock	—	—	—	(18,679)	—	(18,679)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	497	497
Noncontrolling interest distributions	—	—	—	—	(123)	(123)
Balance at December 31, 2012	22,110	$221	$82,679	$246,460	$2,563	$331,923

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$27,267	$24,285	$19,742
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	60,904	57,531	51,916
Gain on disposition of revenue equipment	(5,302)	(3,800)	(1,110)
Deferred income taxes	4,822	10,076	10,550
Tax benefits from share-based payment arrangement exercises	409	164	385
Excess tax benefits from share-based payment arrangement exercises	(336)	(142)	(338)
Share-based payment arrangement compensation expense	1,225	1,349	1,264
Income before income taxes attributable to noncontrolling interest	497	807	631
Changes in other current operating items:
Receivables	(7,795)	1,247	(14,246)
Prepaid expenses and other	(64)	(2,020)	(1,078)
Accounts payable	1,021	(1,585)	348
Insurance and claims accruals	796	(4,611)	(1,569)
Accrued liabilities	2,095	2,905	(1,973)
Net cash provided by operating activities	85,539	86,206	64,522
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(121,777)	(75,332)	(109,345)
Proceeds from revenue equipment dispositions	46,634	36,457	40,062
Buildings and land, office equipment and other additions	(13,576)	(9,573)	(11,959)
Proceeds from buildings and land, office equipment and other dispositions	638	75	87
Other	(34)	102	(26)
Net cash used for investing activities	(88,115)	(48,271)	(81,181)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	21,517	37,632	160,395
Repayment of borrowings under credit facility and long-term debt	(18,791)	(56,978)	(142,548)
Dividends on common stock	(18,679)	(1,758)	(877)
Issuance of common stock from share-based payment arrangement exercises	968	137	303
Excess tax benefits from share-based payment arrangement exercises	336	142	338
Noncontrolling interest distributions	(123)	(529)	(451)
Change in net checks issued in excess of cash balances	-	(1,066)	(605)
Net cash (used for) provided by financing activities	(14,772)	(22,420)	16,555
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,348)	15,515	(104)
CASH AND CASH EQUIVALENTS:
Beginning of year	20,821	5,306	5,410
End of year	$3,473	$20,821	$5,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$9	$36	$225
Income taxes	$8,836	$(2,559)	$13,789
Non-cash investing activities:
Change in property and equipment not yet paid for	$(6,203)	$1,499	$253

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and its 45% owned affiliate, MW Logistics, LLC (“MWL”).  MWL is a third-party provider of logistics services to the transportation industry.  We have applied the provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 810, Consolidation to our investment in MWL and have determined that Marten is the primary beneficiary based on MWL’s equity structure.  All material intercompany accounts and transactions have been eliminated in consolidation.  As of December 31, 2012, MWL’s total assets and total liabilities, net of intercompany accounts and transactions, were $5.2 million and $2.7 million, respectively.  MWL has elected to be classified as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by MWL.

Cash and cash equivalents:  Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Changes in accounts at banks with an aggregate excess of the amount of checks issued over cash balances are included as a financing activity in the accompanying consolidated statements of cash flows.

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

In 2012, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase.  Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Insurance and claims:  We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  Under agreements with our insurance carriers and regulatory authorities, we have $7.4 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition:  We record revenue and related expenses on the date shipment of freight is completed.  Our largest customer accounted for 9% of our revenue in 2012.  We earned 11% and 10% of our revenue in 2011 from two single customers whose trade receivables represented 11% and 8%, respectively, of our trade receivables as of December 31, 2011. We earned 18% and 10% of our revenue in 2010 from two single customers.  During 2012, more than 99% of our revenue was generated within the United States.

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

2.  Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other:  As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2012	2011
Tires in service	$4,261	$3,736
License fees	4,194	4,070
Parts and tires inventory	3,067	3,340
Insurance premiums	1,316	1,334
Other	2,652	2,946
	$15,490	$15,426

Accrued liabilities:  As of December 31, accrued liabilities consisted of the following:

(In thousands)	2012	2011
Accrued expenses	$4,649	$6,616
Current income taxes	4,032	661
Salaries and wages	3,773	3,956
Vacation	3,560	3,154
Other	967	1,044
	$16,981	$15,431

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

3.  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At December 31, 2012, the credit facility had an outstanding principal balance of $2.7 million, outstanding standby letters of credit of $7.4 million and remaining borrowing availability of $39.9 million.  At December 31, 2011, there was no outstanding principal balance on the credit facility.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.  The weighted average interest rate for the facility was 1.05% at December 31, 2012.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  A waiver of the 25% limitation was obtained from the lender prior to payment of a $0.75 per share of common stock special dividend in December 2012.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at December 31, 2012 and December 31, 2011.

4.  Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2012;

(a)           We purchase fuel and obtain tires and related services from a company in which one of our directors is the chairman of the board and chief executive officer and the principal stockholder.  We paid that company $988,000 in 2012, $1.4 million in 2011 and $815,000 in 2010 for fuel and tire services.  In addition, we paid $1.7 million in each of 2012, 2011 and 2010 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company.  The same company received commissions from the tire manufacturers related to these purchases.  We did not have any accounts payable to that company as of December 31, 2012 or December 31, 2011.

(b)           We paid $495,000 in 2012, $615,000 in 2011 and $262,000 in 2010 for various construction projects to a company in which one of our directors is the president and owner.  We did not have any accounts payable to that company as of December 31, 2012, and had accrued liabilities of $28,000 as of December 31, 2011.

5.  Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2012	2011	2010
Current:
Federal	$12,728	$6,524	$2,747
State	587	1,362	1,645
	13,315	7,886	4,392

Deferred:
Federal	5,542	9,837	10,761
State	(720)	239	(211)
	4,822	10,076	10,550
Total provision	$18,137	$17,962	$14,942

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	5	6	6
Increase in taxes arising from state income taxes, net of federal income tax benefit	-	3	3
Other	-	(1)	(1)
Effective tax rate	40%	43%	43%

Our effective income tax rate decreased to 39.9% in 2012 from 42.5% in 2011 primarily due to a decrease to our deferred income tax liability as a result of a change in income apportionment for several states.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2012	2011
Deferred tax assets:
Reserves and accrued liabilities	$5,687	$5,326
Other	2,714	2,274
	8,401	7,600
Deferred tax liabilities:
Depreciation	111,794	106,113
Prepaid expenses	2,526	2,584
	114,320	108,697
Net deferred tax liability	$105,919	$101,097

We have not provided a valuation allowance against deferred tax assets at December 31, 2012 or 2011. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $281,000 as of December 31, 2012 and $288,000 as of December 31, 2011.  The $7,000 decrease in the amount reserved in 2012 relates to current period tax positions offset by the removal of the reserve relating to 2007.  The amount reserved as of December 31, 2011 was added in 2007 through 2011 relating to current period tax positions.  If recognized, $183,000 of the unrecognized tax benefits as of December 31, 2012 would impact our effective tax rate.  No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2012.  We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2009 and forward.  We file tax returns in numerous state jurisdictions with varying statutes of limitations.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

6.  Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2012	2011	2010
Numerator:
Net income	$27,267	$24,285	$19,742
Denominator:
Basic earnings per common share - weighted-average shares	22,064	21,979	21,927
Effect of dilutive stock options	86	96	104
Diluted earnings per common share - weighted-average shares and assumed conversions	22,150	22,075	22,031
Basic earnings per common share	$1.24	$1.10	$0.90
Diluted earnings per common share	$1.23	$1.10	$0.90

Options totaling 465,150, 372,900 and 351,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2012, 2011 and 2010, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation. Performance-based option awards totaling 107,000 shares in 2010 were also not included in the calculation of diluted earnings per share because the performance condition was not met.

Unvested performance unit awards (see Note 9) totaling 43,600, 46,180 and 29,164 shares for 2012, 2011 and 2010, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7.  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.02 per share of common stock in March and $0.025 per share in May, September and December, along with a special dividend of $0.75 per share in December.  We paid quarterly cash dividends of $0.02 per share in 2011 totaling $1.8 million, and in September and December 2010 totaling $877,000.  Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

8.  Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  In the first quarter of 2008 we repurchased and retired 67,500 shares of our common stock.  We have made no purchases since the first quarter of 2008.  The repurchase program does not have an expiration date.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

9.  Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards.  Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth.  Options exercised and performance unit award shares issued represent newly issued shares.  The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares.  As of December 31, 2012, there were 638,050 shares reserved for issuance under options outstanding and 122,083 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan.

Under our 1995 Plan, officers, directors and employees were granted incentive and non-statutory stock options.  Incentive stock option exercise prices were required to be at least the fair market value of our common stock on the date of grant.  Non-statutory stock option exercise prices were required to be at least 85% of the fair market value of our common stock on the date of grant.  Stock options expire within 10 years after the date of grant.  Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant.  Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year.  Options exercised represent newly issued shares.  As of December 31, 2012, there were 25,314 shares reserved for issuance under options outstanding under the 1995 Plan.  No additional options will be granted under the 1995 Plan.

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

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.  The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2012	2011	2010

Expected option life in years(1)	6.1	6.3	6.1
Expected stock price volatility percentage(2)	37%	39%	39%
Risk-free interest rate percentage(3)	1.1%	2.4%	2.7%
Expected dividend yield(4)	0.49%	0.38%	0.05%
Fair value as of the date of grant	$7.22	$8.54	$9.31

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

In May 2012, we also granted 39,500 performance unit awards with similar terms to the awards granted in 2010 and 2011, and which vest from December 31, 2012 through December 31, 2016.

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

Total share-based compensation expense recorded in 2012 was $1.2 million ($759,000 net of income tax benefit, $0.034 of earnings per basic and diluted share), in 2011 was $1.3 million ($837,000 net of income tax benefit, $0.038 of earnings per basic and diluted share) and in 2010 was $1.3 million ($776,000 net of income tax benefit, $0.035 of earnings per basic and diluted share).  All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows.  In 2012, 2011 and 2010, there was $336,000, $142,000 and $338,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2012, there was a total of $1.3 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.1 years, and $1.3 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2016.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

Option activity in 2012 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	690,768	$17.62
Granted	96,250	20.48
Exercised	(111,954)	8.65
Forfeited	(11,700)	19.29
Outstanding at December 31, 2012	663,364	$19.52
Exercisable at December 31, 2012	465,144	$19.23

The 663,364 shares outstanding as of December 31, 2012 have a weighted average remaining contractual life of 4.1 years and an aggregate intrinsic value based on our closing stock price on December 31, 2012 for in-the-money options of $552,000.  The 465,144 shares exercisable as of the same date have a weighted average remaining contractual life of 3.7 years and an aggregate intrinsic value similarly calculated of $513,000.

The fair value of options granted in 2012, 2011 and 2010 was $695,000, $350,000 and $922,000, respectively, for service-based options.  The total intrinsic value of options exercised in 2012, 2011 and 2010 was $1.4 million, $442,000 and $1.0 million, respectively.  Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised.  Proceeds received from option exercises in 2012, 2011 and 2010 were $968,000, $137,000 and $303,000, respectively.

Nonvested option awards as of December 31, 2012 and changes during 2012 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Service-based options:
Nonvested at December 31, 2011	204,740	$8.23	5.0
Granted	96,250	7.22	6.9
Vested	(92,870)	8.09	4.4
Forfeited	(9,900)	7.94	4.5
Nonvested at December 31, 2012	198,220	$7.82	5.2

The total fair value of options which vested during 2012, 2011 and 2010 was $751,000, $856,000 and $729,000, respectively.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

             The following table summarizes our nonvested performance unit award activity in 2012:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	60,166		$19.76
Granted	39,500		20.95
Vested	(23,120)	(1)	20.24
Nonvested at December 31, 2012	76,546		$20.23

(1)
This number of performance unit award shares vested based on our financial performance in 2012 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2013.  The fair value of unit award shares that vested in 2012 was $468,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code.  Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2012 was $17,000 for participants less than age 50 and $22,500 for participants age 50 and above.  We contribute 35% of each participant’s contribution, up to a total of 6% contributed.  Our contribution vests at the rate of 20% per year for the first through fifth years of service.  In addition, we may make elective contributions as determined by the Board of Directors.  No elective contributions were made in 2012, 2011 or 2010.  Total expense recorded for the plan was $909,000 in 2012, $803,000 in 2011 and $633,000 in 2010.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award.  Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62.  Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution.  Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary.  We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code.  We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan.  In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan.  As of December 31, 2012, 35,040.2 shares of Company common stock were credited to account balances within the plan.  These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

11.  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

12.  Commitments and Contingencies

We are committed to: (a) purchase $1.7 million of new revenue equipment in 2013; and (b) operating lease obligation expenditures totaling $919,000 through 2016.

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

(Dollars in thousands)	2012	2011	2010
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$378,383	$357,787	$325,791
Truckload fuel surcharge revenue	104,940	98,060	66,973
Total Truckload revenue	483,323	455,847	392,764

Logistics revenue, net of intermodal fuel surcharge revenue(1)	138,960	132,890	115,223
Intermodal fuel surcharge revenue	16,173	14,942	8,933
Total Logistics revenue	155,133	147,832	124,156

Total operating revenue	$638,456	$603,679	$516,920

Operating income:
Truckload	$36,805	$35,298	$28,680
Logistics	9,048	7,732	6,609
Total operating income	$45,853	$43,030	$35,289

(1)
Logistics revenue is net of $9.7 million, $9.0 million and $9.1 million of inter-segment revenue in 2012, 2011 and 2010, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

Truckload segment depreciation expense was $56.7 million, $54.4 million and $49.0 million, and Logistics segment depreciation expense was $4.2 million, $3.1 million and $2.9 million, in 2012, 2011 and 2010, respectively.

MARTEN TRANSPORT, LTD.
Notes to Consolidated Financial Statements (Continued)

14.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2012 and 2011:

2012 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$151,474	$156,964	$163,606	$166,412
Operating income	9,519	13,283	9,840	13,211
Net income	5,446	7,584	6,518	7,719
Basic earnings per common share	0.25	0.34	0.30	0.35
Diluted earnings per common share	0.25	0.34	0.29	0.35

2011 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$137,856	$151,135	$156,348	$158,340
Operating income	7,609	11,359	11,111	12,951
Net income	4,095	6,194	6,333	7,663
Basic earnings per common share	0.19	0.28	0.29	0.35
Diluted earnings per common share	0.19	0.28	0.29	0.35

              The sum of each of the basic and diluted earnings per common share for the 2011 quarters exceeds each of the basic and diluted earnings per common share for 2011, due to differences in rounding.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been required to be filed within the twenty-four months prior to December 31, 2012 involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.            Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2013 Proxy Statement is incorporated in this Report by reference.

B.            Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.            Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2013 Proxy Statement is incorporated in this Report by reference.

D.            Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.            Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2013 Proxy Statement is incorporated in this Report by reference.

F.             Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2013 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.        EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2013 Proxy Statement is incorporated in this Report by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2013 Proxy Statement is incorporated in this Report by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2013 Proxy Statement is incorporated in this Report by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2013 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 61 through 64.  A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 6, 2013.  Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

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

Dated: March 14, 2013	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II
MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Insurance and claims accruals:
Year ended December 31, 2012	$13,042	$32,548	$(31,752	)(1)	$13,838
Year ended December 31, 2011	17,653	27,675	(32,286	)(1)	13,042
Year ended December 31, 2010	19,222	24,892	(26,461	)(1)	17,653

Allowance for doubtful accounts:
Year ended December 31, 2012	470	—	(136	)(2)	334
Year ended December 31, 2011	170	544	(244	)(2)	470
Year ended December 31, 2010	245	(21)	(54	)(2)	170

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2012

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
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

10.16	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.17	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 4, 2012.

10.18	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association.	Filed with this Report.

23.1	Consent of KPMG LLP	Filed with this Report.

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

101
The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 14, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three years ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, and (v) Notes to Consolidated Financial Statements.**
Filed with this Report.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.