Form 10-Q
period 2013-03-31
MARTEN TRANSPORT LTD
filed 2013-05-10
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 22,146,819 as of May 3, 2013.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share information)	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,041	$3,473
Receivables:
Trade, net	65,990	66,239
Other	5,388	7,177
Prepaid expenses and other	13,466	15,490
Deferred income taxes	3,260	3,155
Total current assets	97,145	95,534

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	560,017	551,136
Accumulated depreciation	(152,071)	(156,660)
Net property and equipment	407,946	394,476
Other assets	3,206	613
TOTAL ASSETS	$508,297	$490,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,718	$33,062
Insurance and claims accruals	13,588	13,838
Total current liabilities	61,306	46,900
Long-term debt, less current maturities	-	2,726
Deferred income taxes	110,743	109,074
Total liabilities	172,049	158,700

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 22,121,505 shares at March 31, 2013, and 22,109,619 shares at December 31, 2012, issued and outstanding	221	221
Additional paid-in capital	82,918	82,679
Retained earnings	253,109	246,460
Total Marten Transport, Ltd. stockholders’ equity	336,248	329,360
Noncontrolling interest	-	2,563
Total stockholders’ equity	336,248	331,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508,297	$490,623

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2013	2012

OPERATING REVENUE	$164,474	$151,474

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	42,125	38,271
Purchased transportation	34,184	29,859
Fuel and fuel taxes	40,323	39,124
Supplies and maintenance	9,533	9,536
Depreciation	15,688	14,535
Operating taxes and licenses	1,770	1,582
Insurance and claims	5,811	5,822
Communications and utilities	1,283	1,211
Gain on disposition of revenue equipment	(2,415)	(1,525)
Other	3,634	3,540

Total operating expenses	151,936	141,955

OPERATING INCOME	12,538	9,519

NET INTEREST INCOME	(15)	(21)

INCOME BEFORE INCOME TAXES	12,553	9,540
Less: Income before income taxes attributable to noncontrolling interest	84	161

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	12,469	9,379

PROVISION FOR INCOME TAXES	5,267	3,933

NET INCOME	$7,202	$5,446

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.25

DILUTED EARNINGS PER COMMON SHARE	$0.32	$0.25

DIVIDENDS PAID PER COMMON SHARE	$0.025	$0.02

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non-controlling	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2011	21,985	$220	$80,078	$237,872	$2,189	$320,359
Net income	-	-	-	5,446	-	5,446
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	73	1	540	-	-	541
Tax benefits from share-based payment arrangement exercises	-	-	272	-	-	272
Share-based payment arrangement compensation expense	-	-	248	-	-	248
Dividends on common stock	-	-	-	(441)	-	(441)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	161	161
Noncontrolling interest distributions	-	-	-	-	(104)	(104)
Balance at March 31, 2012	22,058	221	81,138	242,877	2,246	326,482
Net income	-	-	-	21,821	-	21,821
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	52	-	427	-	-	427
Tax benefits from share-based payment arrangement exercises	-	-	137	-	-	137
Share-based payment arrangement compensation expense	-	-	977	-	-	977
Dividends on common stock	-	-	-	(18,238)	-	(18,238)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	336	336
Noncontrolling interest distributions	-	-	-	-	(19)	(19)
Balance at December 31, 2012	22,110	221	82,679	246,460	2,563	331,923
Net income	-	-	-	7,202	-	7,202
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	12	-	22	-	-	22
Share-based payment arrangement compensation expense	-	-	217	-	-	217
Dividends on common stock	-	-	-	(553)	-	(553)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	84	84
Noncontrolling interest distributions and other	-	-	-	-	(84)	(84)
Change to equity method of accounting	-	-	-	-	(2,563)	(2,563)
Balance at March 31, 2013	22,122	$221	$82,918	$253,109	$-	$336,248

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$7,202	$5,446
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,688	14,535
Gain on disposition of revenue equipment	(2,415)	(1,525)
Deferred income taxes	1,564	1,900
Tax benefits from share-based payment arrangement exercises	-	272
Excess tax benefits from share-based payment arrangement exercises	-	(215)
Share-based payment arrangement compensation expense	217	248
Income before income taxes attributable to noncontrolling interest	84	161
Changes in other current operating items:
Receivables	(307)	(693)
Prepaid expenses and other	1,783	1,150
Accounts payable and accrued liabilities	(1,572)	(2,464)
Insurance and claims accruals	(250)	964
Net cash provided by operating activities	21,994	19,779

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(23,989)	(28,587)
Proceeds from revenue equipment dispositions	14,478	17,370
Buildings and land, office equipment and other additions	(1,743)	(3,947)
Proceeds from buildings and land, office equipment and other dispositions	2	-
Decrease in cash and cash equivalents resulting from change to equity method of accounting	(1,924)	-
Other	91	(9)
Net cash used for investing activities	(13,085)	(15,173)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	2,649	-
Repayment of borrowings under credit facility and long-term debt	(5,375)	-
Dividends on common stock	(553)	(441)
Issuance of common stock from share-based payment arrangement exercises	22	541
Excess tax benefits from share-based payment arrangement exercises	-	215
Noncontrolling interest distributions and other	(84)	(104)
Net cash (used for) provided by financing activities	(3,341)	211

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,568	4,817

CASH AND CASH EQUIVALENTS:
Beginning of period	3,473	20,821
End of period	$9,041	$25,638

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$15,861	$13,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$2	$-
Income taxes	$3,697	$679

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2012 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (MWL).  As of March 28, 2013, Marten Transport deconsolidated MWL as we are no longer the primary beneficiary of MWL (See Note 7).

(2)  Earnings per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Numerator:
Net income	$7,202	$5,446
Denominator:
Basic earnings per common share - weighted-average shares	22,121	22,033
Effect of dilutive stock options	93	108
Diluted earnings per common share - weighted-average shares and assumed conversions	22,214	22,141

Basic earnings per common share	$0.33	$0.25
Diluted earnings per common share	$0.32	$0.25

              Options totaling 396,050 and 272,500 shares for the three-month periods ended March 31, 2013 and March 31 2012, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 34,641 and 35,680 shares for the three-month periods ended March 31, 2013 and March 31, 2012, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At March 31, 2013, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $7.4 million and remaining borrowing availability of $42.6 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

(4)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI.  We paid BBI $171,000 in the first three months of 2013 and $288,000 in the first three months of 2012 for fuel and tire services.  In addition, we paid $307,000 in the first three months of 2013 and $369,000 in the first three months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $118,000 in the first three months of 2012 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

We provide transportation services to MWL as described in Note 7.

(5)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter.  Quarterly cash dividends of $0.025 and $0.02 per share of common stock were paid in March 2013 and March 2012, respectively.

(6)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first three months of 2013, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2013 and 2012 was $217,000 and $248,000, respectively.  See Note 9 to our consolidated financial statements in our 2012 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(7)      Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry.  A non-related party owns the other 55% equity interest in MWL.  Pursuant to the guidance in the Variable Interest Entities (VIE) Subsections of FASB ASC 810, Consolidation, we included the accounts of MWL in our consolidated financial statements from April 1, 2004 to March 27, 2013, as we were deemed to be the entity’s primary beneficiary.  On March 28, 2013, the other member of MWL made a capital contribution to MWL which triggered a VIE reconsideration event, and it was determined that MWL is no longer considered a VIE as of that date.  Accordingly, we deconsolidated MWL and have accounted for our ownership interest in MWL under the equity method of accounting, effective as of March 28, 2013.

Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation.  The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings.  We completed a valuation analysis and have determined that the net carrying value of our equity interest in MWL as of March 28, 2013 of $2.6 million is equal to its fair value and, as such, no gain or loss was recognized upon deconsolidation of MWL.  In determining the fair value, we utilized a combination of the income and market approaches, and equally weighed the business enterprise value of MWL provided by each approach.  The income approach included the following inputs and assumptions: (a) an expectation regarding the growth of MWL’s revenue at a compounded average growth rate; (b) a perpetual long-term growth rate; and (c) a discount rate that was based on MWL’s estimated weighted average cost of capital.  The market approach included a range of multiples of selected comparable companies applied to MWL’s financial metrics for the trailing twelve months in order to obtain an indication of MWL’s business enterprise value on a minority, marketable basis.

Due to the significance of inputs used in determining the fair value of our equity interest in MWL that are unobservable, the investment is classified within Level 3 of the fair value hierarchy that prioritizes from Level 1 to Level 3 the inputs to fair value valuation techniques under the provisions of the accounting guidance for fair value measurements.  Fair value measurements using Level 1 inputs provide the most reliable measure of fair value, while Level 3 inputs generally require significant management judgment.

Following the deconsolidation, as an equity method investment, MWL is considered a related party.  We received $2.2 million and $2.5 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2013 and March 31, 2012, respectively.  As of March 31, 2013, we also had a trade receivable in the amount of $893,000 from MWL and an accrued liability of $2.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(8)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to: (a) building construction and acquisition expenditures of $8.7 million in the remainder of 2013; (b) purchase $3.2 million of new revenue equipment in the remainder of 2013; and (c) operating lease obligation expenditures totaling $786,000 through 2016.

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

(10)  Business Segments

We have seven operating segments that have been aggregated into two reporting segments (Truckload and Logistics) for financial reporting purposes.  The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment.  Generally, we are paid by the mile for our services.  We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated MWL effective March 28, 2013.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

              The following table sets forth for the periods indicated our operating revenue and operating income by segment.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,965	$89,198
Truckload fuel surcharge revenue	26,769	25,253
Total Truckload revenue	121,734	114,451

Logistics revenue, net of intermodal fuel surcharge revenue(1)	37,760	33,436
Intermodal fuel surcharge revenue	4,980	3,587
Total Logistics revenue	42,740	37,023

Total operating revenue	$164,474	$151,474

Operating income:
Truckload	$10,000	$7,128
Logistics	2,538	2,391
Total operating income	$12,538	$9,519

(1)
Logistics revenue is net of $2.1 million and $2.5 million of inter-segment revenue in the three-month periods ended March 31, 2013 and March 31, 2012, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

             Truckload segment depreciation expense was $14.5 million and $13.6 million, and Logistics segment depreciation expense was $1.2 million and $891,000, in the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2012.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated MWL effective March 28, 2013.  Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.  Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.  The main factors that affect our logistics revenue are the rate per mile and other charges we receive from our customers.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market and specific customer demand.

Our operating revenue increased $13.0 million, or 8.6%, in the first three months of 2013.  Our operating revenue, net of fuel surcharges, increased $10.1 million, or 8.2%, compared with the first three months of 2012.  Truckload segment revenue, net of fuel surcharges, increased 6.5% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.3% and an increase in our average fleet size of 2.2% from the first three months of 2012.  Fuel surcharge revenue increased by $2.9 million, or 10.1%.  Logistics segment revenue, net of intermodal fuel surcharges, increased 12.9% compared with the first three months of 2012.  The increase in logistics revenue primarily resulted from volume growth in each of our internal brokerage and intermodal services.  Logistics revenue represented 26.0% of our operating revenue in the first three months of 2013 compared to 24.4% in the first three months of 2012.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.4% in the first three months of 2013 from 93.7% in the first three months of 2012.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.6% for the first three months of 2013 from 92.2% for the first three months of 2012.  Our net income increased 32.2% to $7.2 million in the first three months of 2013 from $5.4 million in the first three months of 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2013, we had approximately $9.0 million of cash and cash equivalents, $336.2 million in stockholders’ equity and no long-term debt outstanding.  In the first three months of 2013, net cash flows provided by operating activities of $22.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $9.5 million, to repay $2.7 million of long-term debt, to partially construct and acquire regional operating facilities in the amount of $982,000, to pay cash dividends of $553,000, and to increase cash and cash equivalents by $5.6 million.  We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million for remainder of 2013.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2013	2012

Truckload Segment:
Total Truckload revenue (in thousands)	$121,734	$114,451
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,368	$3,197
Average tractors (1)	2,193	2,146
Average miles per trip	627	618
Total miles – company-employed drivers (in thousands)	54,895	51,281
Total miles – independent contractors (in thousands)	941	1,264

Logistics Segment:
Total Logistics revenue (in thousands):	$42,740	$37,023
Brokerage:
Marten Transport
Revenue (in thousands)	$14,469	$13,706
Loads	9,430	8,086
MWL
Revenue (in thousands)	$6,676	$8,245
Loads	3,758	3,682
Intermodal:
Revenue (in thousands)	$21,595	$15,072
Loads	8,590	5,842
Average tractors	78	56

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 49 and 52 tractors as of March 31, 2013 and 2012, respectively.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,965	$89,198	$5,767	6.5%
Truckload fuel surcharge revenue	26,769	25,253	1,516	6.0
Total Truckload revenue	121,734	114,451	7,283	6.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	37,760	33,436	4,324	12.9
Intermodal fuel surcharge revenue	4,980	3,587	1,393	38.8
Total Logistics revenue	42,740	37,023	5,717	15.4

Total operating revenue	$164,474	$151,474	$13,000	8.6%

Operating income:
Truckload	$10,000	$7,128	$2,872	40.3%
Logistics	2,538	2,391	147	6.1
Total operating income	$12,538	$9,519	$3,019	31.7%

Operating ratio(2):
Truckload	91.8%	93.8%
Logistics	94.1	93.5
Consolidated operating ratio	92.4%	93.7%

(1)
Logistics revenue is net of $2.1 million and $2.5 million of inter-segment revenue in each of the 2013 and 2012 periods, respectively,  for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $14.5 million and $13.6 million, and Logistics segment depreciation expense was $1.2 million and $891,000, in the 2013 and 2012 periods, respectively.

Our operating revenue increased $13.0 million, or 8.6%, to $164.5 million in the 2013 period from $151.5 million in the 2012 period.  Our operating revenue, net of fuel surcharges, increased $10.1 million, or 8.2%, to $132.7 million in the 2013 period from $122.6 million in the 2012 period.  The increase in operating revenue, net of fuel surcharges, was due to an increase in truckload revenue, net of fuel surcharges, along with growth in logistics revenue.  Fuel surcharge revenue increased to $31.7 million in the 2013 period from $28.8 million in the 2012 period.

Truckload segment revenue increased $7.3 million, or 6.4%, to $121.7 million in the 2013 period from $114.5 million in the 2012 period.  Truckload segment revenue, net of fuel surcharges, increased 6.5% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 5.3% and an increase in our average fleet size of 2.2% from the 2012 period.  The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in the 2013 period.

Logistics segment revenue increased $5.7 million, or 15.4%, to $42.7 million in the 2013 period from $37.0 million in the 2012 period.  Logistics segment revenue, net of intermodal fuel surcharges, increased 12.9%.  The increase in logistics revenue resulted from continued volume growth in each of our internal brokerage and intermodal services.  The increase in the operating ratio for our Logistics segment in the 2013 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012

Operating revenue	$13,000	8.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	3,854	10.1	25.6	25.3
Purchased transportation	4,325	14.5	20.8	19.7
Fuel and fuel taxes	1,199	3.1	24.5	25.8
Supplies and maintenance	(3)	-	5.8	6.3
Depreciation	1,153	7.9	9.5	9.6
Operating taxes and licenses	188	11.9	1.1	1.0
Insurance and claims	(11)	(0.2)	3.5	3.8
Communications and utilities	72	5.9	0.8	0.8
Gain on disposition of revenue equipment	(890)	(58.4)	(1.5)	(1.0)
Other	94	2.7	2.2	2.3
Total operating expenses	9,981	7.0	92.4	93.7
Operating income	3,019	31.7	7.6	6.3
Net interest income	6	28.6	-	-
Income before income taxes	3,013	31.6	7.6	6.3
Less: Income before income taxes attributable to noncontrolling interest	(77)	(47.8)	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,090	32.9	7.6	6.2
Provision for income taxes	1,334	33.9	3.2	2.6
Net income	$1,756	32.2%	4.4%	3.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits.  These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 7.0% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers during 2012, which was partially offset by a decrease in employees’ health insurance expense of $362,000 due to a decrease in our self-insured medical claims.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities.  This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers.  Purchased transportation expense increased $4.3 million in total, or 14.5%, in the 2013 period from the 2012 period.  Payments to carriers for transportation services we arranged in our brokerage and intermodal operations increased $4.8 million to $32.8 million in the 2013 period from $28.0 million in the 2012 period.  The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $465,000 in the 2013 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.  We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $1.2 million in the 2013 period from the 2012 period.  Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $448,000, or 3.4%, to $12.7 million in the 2013 period from $13.2 million in the 2012 period.  Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.2 million in the 2013 period and $2.9 million in the 2012 period.  We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.  Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.  The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above, partially offset by an increase in total miles driven and an increase in the DOE national average cost of fuel to $4.02 per gallon in the 2013 period from $3.96 per gallon in the 2012 period.  Net fuel expense represented 11.4% of truckload and intermodal revenue, net of fuel surcharges, in the 2013 period, compared with 13.1% in the 2012 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets.  The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and a 2.2% increase in our average fleet size.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Gain on disposition of revenue equipment increased to $2.4 million in the 2013 period from $1.5 million in the 2012 period due to an increase in the market value for used revenue equipment.  Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.4% in the 2013 period from 93.7% in the 2012 period.  The operating ratio for our Truckload segment improved to 91.8% in the 2013 period from 93.8% in the 2012 period.  The operating ratio for our Logistics segment was 94.1% and 93.5% in the 2013 and 2012 periods, respectively.  Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.6% in the 2013 period from 92.2% in the 2012 period.

Our effective income tax rate increased slightly to 42.2% for the 2013 period from 41.9% for the 2012 period.

As a result of the factors described above, net income increased 32.2% to $7.2 million in the 2013 period from $5.4 million in the 2012 period.  Net earnings per diluted share increased to $0.32 in the 2013 period from $0.25 in the 2012 period.

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

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash flows provided by operating activities	$21,994	$19,779
Net cash flows (used for) investing activities	(13,085)	(15,173)
Net cash flows (used for) provided by financing activities	(3,341)	211

In the first three months of 2013, net cash flows provided by operating activities of $22.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $9.5 million, to repay $2.7 million of long-term debt, to partially construct and acquire regional operating facilities in the amount of $982,000, to pay cash dividends of $553,000, and to increase cash and cash equivalents by $5.6 million.  In the first three months of 2012, net cash flows provided by operating activities of $19.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $11.2 million, to partially construct and acquire regional operating facilities in the amount of $4.0 million, to pay cash dividends of $441,000, and to increase cash and cash equivalents by $4.8 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million for the remainder of 2013.  In the first three months of 2013, we paid a quarterly cash dividend of $0.025 per share of common stock in the amount of $553,000.  In the first three months of 2012, we paid a quarterly cash dividend of $0.02 per share of common stock in the amount of $441,000.  We currently expect to continue to pay quarterly cash dividends in the future.  The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.  As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016.  The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million.  At March 31, 2013, there was no outstanding principal balance on the credit facility.  As of that date, we had outstanding standby letters of credit of $7.4 million and remaining borrowing availability of $42.6 million.  This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year.  This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios.  We were in compliance with all of these covenants at March 31, 2013.

The following is a summary of our contractual obligations as of March 31, 2013.

	Payments Due by Period
	Remainder	2014	2016
	of	And	And
(In thousands)	2013	2015	2017	Thereafter	Total
Building construction and acquisition obligations	$8,738	$—	$—	$—	$8,738
Purchase obligations for revenue equipment	3,162	—	—	—	3,162
Operating lease obligations	324	402	60	—	786
Total	$12,224	$402	$60	$—	$12,686

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2013 of 35,083.8 shares of Company common stock with a value of $706,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI.  We paid BBI $171,000 in the first three months of 2013 and $288,000 in the first three months of 2012 for fuel and tire services. In addition, we paid $307,000 in the first three months of 2013 and $369,000 in the first three months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.  Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $118,000 in the first three months of 2012 for various construction projects.  Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.  Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry.  We received $2.2 million and $2.5 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2013 and March 31, 2012, respectively.  As of March 31, 2013, we also had a trade receivable in the amount of $893,000 from MWL and an accrued liability of $2.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $7.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2013.

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

Accounts Receivable.  We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  Our allowance for doubtful accounts was $314,000 as of March 31, 2013 and $334,000 as of December 31, 2012.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment.  The transportation industry requires significant capital investments. Our net property and equipment was $407.9 million as of March 31, 2013 and $394.5 million as of December 31, 2012. Our depreciation expense was $15.7 million for the first three months of 2013 and $14.5 million for the first three months of 2012.  We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2013 by approximately $8.4 million, or 2.1%.

In the first three months of 2013, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately five years after purchase.  Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers.  These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers.  Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.  Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value.  Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 53.6% of cost at the five-year replacement date as using a five-year useful life and 53.6% salvage value.  As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a five-year useful life and 53.6% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results.  We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim.  We have $7.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $13.6 million as of March 31, 2013, and $13.8 million as of December 31, 2012. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates.  In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.  If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2013 would have needed to increase by approximately $3.7 million.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel.  We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers.  The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition.  Based upon our fuel consumption in the first three months of 2013, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.0 million.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

Item 1A.                 Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item
1A to Part 1 of our Form 10-K for the year ended December 31, 2012.

Item 6.                 Exhibits.

Item No.	Item	Method of Filing
10.17	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 6, 2013.

10.19	2013 Non-employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 6, 2013.

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

101
The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2013 and March 31, 2012, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2013 and March 31, 2012, and for the nine-month period ended December 31, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2013 and March 31, 2012, and (v) Notes to Consolidated Condensed Financial Statements.**
Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 10, 2013	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)