Form 10-Q
period 2013-06-30
MARTEN TRANSPORT LTD
filed 2013-08-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,223,469 as of August 1, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$635	$3,473
Receivables:
Trade, net	68,588	66,239
Other	2,863	7,177
Prepaid expenses and other	13,836	15,490
Deferred income taxes	3,364	3,155
Total current assets	89,286	95,534

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	588,038	551,136
Accumulated depreciation	(160,153)	(156,660)
Net property and equipment	427,885	394,476
Other assets	3,359	613

TOTAL ASSETS	$520,530	$490,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,606	$33,062
Insurance and claims accruals	14,029	13,838

Total current liabilities	56,635	46,900
Long-term debt, less current maturities	7,387	2,726
Deferred income taxes	112,413	109,074
Total liabilities	176,435	158,700

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,220,969 shares at June 30, 2013, and 33,164,428 shares at December 31, 2012, issued and outstanding	332	332
Additional paid-in capital	83,652	82,679
Retained earnings	260,111	246,349

Total Marten Transport, Ltd. stockholders’ equity	344,095	329,360
Noncontrolling interest	-	2,563
Total stockholders’ equity	344,095	331,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$520,530	$490,623

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2013	2012	2013	2012

OPERATING REVENUE	$161,413	$156,964	$325,887	$308,438

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	42,345	39,398	84,470	77,669
Purchased transportation	28,129	29,734	62,313	59,593
Fuel and fuel taxes	40,596	39,515	80,919	78,639
Supplies and maintenance	9,998	9,841	19,531	19,377
Depreciation	16,219	15,042	31,907	29,577
Operating taxes and licenses	1,825	1,617	3,595	3,199
Insurance and claims	5,808	5,185	11,619	11,007
Communications and utilities	1,262	1,161	2,545	2,372
Gain on disposition of revenue equipment	(1,237)	(1,179)	(3,652)	(2,704)
Other	3,347	3,367	6,981	6,907

Total operating expenses	148,292	143,681	300,228	285,636

OPERATING INCOME	13,121	13,283	25,659	22,802

OTHER	(153)	(13)	(168)	(34)

INCOME BEFORE INCOME TAXES	13,274	13,296	25,827	22,836
Less: Income before income taxes attributable to noncontrolling interest	-	245	84	406

INCOME BEFORE INCOME TAXES
ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	13,274	13,051	25,743	22,430

PROVISION FOR INCOME TAXES	5,607	5,467	10,874	9,400

NET INCOME	$7,667	$7,584	$14,869	$13,030

BASIC EARNINGS PER COMMON SHARE	$0.23	$0.23	$0.45	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.23	$0.45	$0.39

DIVIDENDS PAID PER COMMON SHARE	$0.017	$0.017	$0.033	$0.03

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2011	32,977	$330	$80,078	$237,762	$2,189	$320,359
Net income	-	-	-	13,030	-	13,030
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	130	1	615	-	-	616
Tax benefits from share-based payment arrangement exercises	-	-	350	-	-	350
Share-based payment arrangement compensation expense	-	-	791	-	-	791
Dividends on common stock	-	-	-	(993)	-	(993)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	406	406
Noncontrolling interest distributions	-	-	-	-	(185)	(185)
Balance at June 30, 2012	33,107	331	81,834	249,799	2,410	334,374
Net income	-	-	-	14,237	-	14,237
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	1	352	(1)	-	352
Tax benefits from share-based payment arrangement exercises	-	-	59	-	-	59
Share-based payment arrangement compensation expense	-	-	434	-	-	434
Dividends on common stock	-	-	-	(17,686)	-	(17,686)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	91	91
Noncontrolling interest distributions and other	-	-	-	-	62	62
Balance at December 31, 2012	33,164	332	82,679	246,349	2,563	331,923
Net income	-	-	-	14,869	-	14,869
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	-	179	-	-	179
Tax benefits from share-based payment arrangement exercises	-	-	143	-	-	143
Share-based payment arrangement compensation expense	-	-	651	-	-	651
Dividends on common stock	-	-	-	(1,107)	-	(1,107)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	84	84
Noncontrolling interest distributions	-	-	-	-	(84)	(84)
Change to equity method of accounting	-	-	-	-	(2,563)	(2,563)
Balance at June 30, 2013	33,221	$332	$83,652	$260,111	$-	$344,095

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$14,869	$13,030
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	31,907	29,577
Gain on disposition of revenue equipment	(3,652)	(2,704)
Deferred income taxes	3,130	2,611
Tax benefits from share-based payment arrangement exercises	143	350
Excess tax benefits from share-based payment arrangement exercises	(119)	(282)
Share-based payment arrangement compensation expense	651	791
Income before income taxes attributable to noncontrolling interest	84	406
Equity in earnings from affiliate	(44)	-
Changes in other current operating items:
Receivables	(3,274)	(6,698)
Prepaid expenses and other	1,413	1,393
Accounts payable and accrued liabilities	2,511	2,166
Insurance and claims accruals	191	(628)
Net cash provided by operating activities	47,810	40,012

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(68,461)	(79,381)
Proceeds from revenue equipment dispositions	25,631	31,106
Buildings and land, office equipment and other additions	(9,646)	(7,011)
Proceeds from buildings and land, office equipment and other dispositions	2	-
Decrease in cash and cash equivalents resulting from change to equity method of accounting	(1,924)	-
Other	(18)	(18)
Net cash used for investing activities	(54,416)	(55,304)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	36,946	4,665
Repayment of borrowings under credit facility and long-term debt	(32,285)	(4,665)
Dividends on common stock	(1,107)	(993)
Issuance of common stock from share-based payment arrangement exercises	179	616
Excess tax benefits from share-based payment arrangement exercises	119	282
Noncontrolling interest distributions	(84)	(185)
Net cash provided by (used for) financing activities	3,768	(280)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,838)	(15,572)

CASH AND CASH EQUIVALENTS:
Beginning of period	3,473	20,821

End of period	$635	$5,249

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$9,560	$5,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$30	$-
Income taxes	$7,754	$4,267

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

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

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (MWL). As of March 28, 2013, Marten Transport deconsolidated MWL as we are no longer the primary beneficiary of MWL (See Note 8).

(2)  Earnings per Common Share

              Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income	$7,667	$7,584	$14,869	$13,030
Denominator:
Basic earnings per common share - weighted-average shares	33,210	33,099	33,196	33,075
Effect of dilutive stock options	168	151	148	156
Diluted earnings per common share - weighted-average shares and assumed conversions	33,378	33,250	33,344	33,231

Basic earnings per common share	$0.23	$0.23	$0.45	$0.39
Diluted earnings per common share	$0.23	$0.23	$0.45	$0.39

            Options totaling 463,200 and 571,100 shares for the three-month and six-month periods ended June 30, 2013, respectively, and 520,125 shares for each of the three-month and six-month periods ended June 30, 2012, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 54,819 and 73,607 shares for the three-month and six-month periods ended June 30, 2013, respectively, and 51,623 shares for each of the three-month and six-month periods ended June 30, 2012, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At June 30, 2013, there was an outstanding principal balance of $7.4 million on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $34.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.05% at June 30, 2013.

(5)  Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $308,000 in the first six months of 2013 and $587,000 in the first six months of 2012 for fuel and tire services. In addition, we paid $746,000 in the first six months of 2013 and $966,000 in the first six months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $302,000 in the first six months of 2012 for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

We provide transportation services to MWL as described in Note 8.

(6)  Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.017 per share of common stock were paid in each of March and May 2013.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first six months of 2013, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2013 and 2012 was $651,000 and $791,000, respectively. See Note 9 to our consolidated financial statements in our 2012 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

(8)   Equity Investment

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $4.2 million and $4.9 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013, we also had a trade receivable in the amount of $828,000 from MWL and an accrued liability of $2.7 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(10)  Commitments and Contingencies

We are committed to building construction and acquisition expenditures of $2.7 million in the remainder of 2013 and operating lease obligation expenditures totaling $672,000 through 2016.

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

(11)  Business Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$99,996	$94,148	$194,961	$183,346
Truckload fuel surcharge revenue	26,856	26,121	53,625	51,374
Total Truckload revenue	126,852	120,269	248,586	234,720

Logistics revenue, net of intermodal fuel surcharge revenue(1)	29,721	33,045	67,481	66,481
Intermodal fuel surcharge revenue	4,840	3,650	9,820	7,237
Total Logistics revenue	34,561	36,695	77,301	73,718

Total operating revenue	$161,413	$156,964	$325,887	$308,438

Operating income:
Truckload	$11,376	$10,973	$21,376	$18,101
Logistics	1,745	2,310	4,283	4,701
Total operating income	$13,121	$13,283	$25,659	$22,802

(1)

Logistics revenue is net of $2.1 million of inter-segment revenue in the six-month period ended June 30, 2013 for loads transported by our tractors and arranged by MWL prior to the deconsolidation of MWL effective March 28, 2013. Such revenue has been eliminated in consolidation. Inter-segment revenue was $2.4 million and $4.9 million for the three-month and six-month periods ended June 30, 2012.

             Truckload segment depreciation expense was $15.0 million and $14.0 million, and Logistics segment depreciation expense was $1.2 million and $1.0 million, in the three-month periods ended June 30, 2013 and June 30, 2012, respectively. Truckload segment depreciation expense was $29.5 million and $27.7 million, and Logistics segment depreciation expense was $2.4 million and $1.9 million, in the first six months of 2013 and 2012, respectively.

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

Our operating revenue increased $17.4 million, or 5.7%, in the first six months of 2013. Our operating revenue, net of fuel surcharges and MWL revenue, increased $22.3 million, or 9.5%, compared with the first six months of 2012. Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.0% and an increase in our average fleet size of 2.8% from the first six months of 2012. Fuel surcharge revenue increased by $4.8 million, or 8.2%. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 21.2% compared with the first six months of 2012. This increase primarily resulted from continued volume growth in our intermodal services. Logistics revenue as a percentage of our operating revenue, with each net of MWL revenue, was 22.1% in the first six months of 2013 compared to 19.6% in the first six months of 2012.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.1% in the first six months of 2013 from 92.6% in the first six months of 2012. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.2% for the first six months of 2013 from 90.9% for the first six months of 2012. Our net income increased 14.1% to $14.9 million in the first six months of 2013 from $13.0 million in the first six months of 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2013, we had approximately $635,000 of cash and cash equivalents, $7.4 million of long-term debt outstanding and $344.1 million in stockholders’ equity. In the first six months of 2013, net cash flows provided by operating activities of $47.8 million and borrowings under our credit facility of $4.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $42.8 million, to partially construct and acquire regional operating facilities in the amount of $8.4 million, and to pay cash dividends of $1.1 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for remainder of 2013. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We have transformed our business strategy to a multifaceted set of transportation service solutions, primarily regional temperature-controlled operations along with intermodal and brokerage services, while developing a diverse customer base that gains value from and expands each of these operating units. We believe that we are well-positioned regardless of the economic environment with this transformation of our services combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating and logistics revenue, each net of fuel surcharge revenue and MWL revenue, truckload revenue net of fuel surcharge revenue, operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue, and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures, operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Truckload Segment:
Total Truckload revenue (in thousands)	$126,852	$120,269	$248,586	$234,720
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,459	$3,371	$3,414	$3,284
Average tractors (1)	2,224	2,149	2,209	2,148
Average miles per trip	598	625	612	621
Total miles – company-employed drivers (in thousands)	57,031	53,516	111,926	104,797
Total miles – independent contractors (in thousands)	1,373	1,355	2,314	2,619

Logistics Segment:
Total Logistics revenue (in thousands):	$34,561	$36,695	$77,301	$73,718
Brokerage:
Marten Transport
Revenue (in thousands)	$12,813	$12,958	$27,282	$26,664
Loads	8,602	7,872	18,032	15,958
MWL
Revenue (in thousands)	$-	$8,085	$6,676	$16,330
Loads	-	4,537	3,758	8,219
Intermodal:
Revenue (in thousands)	$21,748	$15,652	$43,343	$30,724
Loads	8,916	6,043	17,506	11,885
Average tractors	85	54	81	55

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 53 and 51 tractors as of June 30, 2013 and 2012, respectively.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$99,996	$94,148	$5,848	6.2%
Truckload fuel surcharge revenue	26,856	26,121	735	2.8
Total Truckload revenue	126,852	120,269	6,583	5.5

Logistics revenue, net of intermodal fuel surcharge revenue(1)	29,721	33,045	(3,324)	(10.1)
Intermodal fuel surcharge revenue	4,840	3,650	1,190	32.6
Total Logistics revenue	34,561	36,695	(2,134)	(5.8)

Total operating revenue	$161,413	$156,964	$4,449	2.8%

Operating income:
Truckload	$11,376	$10,973	$403	3.7%
Logistics	1,745	2,310	(565)	(24.5)
Total operating income	$13,121	$13,283	$(162)	(1.2)%

Operating ratio(2):
Truckload	91.0%	90.9%
Logistics	95.0	93.7
Consolidated operating ratio	91.9%	91.5%

(1)	Logistics revenue is net of $2.4 million of inter-segment revenue in the 2012 period for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $15.0 million and $14.0 million, and Logistics segment depreciation expense was $1.2 million and $1.0 million, in the 2013 and 2012 periods, respectively.

Our operating revenue increased $4.4 million, or 2.8%, to $161.4 million in the 2013 period from $157.0 million in the 2012 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $10.6 million, or 8.9%, to $129.7 million in the 2013 period from $119.1 million in the 2012 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue. Fuel surcharge revenue increased to $31.7 million in the 2013 period from $29.8 million in the 2012 period.

Truckload segment revenue increased $6.6 million, or 5.5%, to $126.9 million in the 2013 period from $120.3 million in the 2012 period. Truckload segment revenue, net of fuel surcharges, increased 6.2% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 2.6% and an increase in our average fleet size of 3.5% from the 2012 period. The operating ratio for our Truckload segment in the 2013 period was consistent with the 2012 period.

Logistics segment revenue decreased $2.1 million, or 5.8%, to $34.6 million in the 2013 period from $36.7 million in the 2012 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 19.1%. This increase resulted from continued volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2013 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage and intermodal revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012
Operating revenue	$4,449	2.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,947	7.5	26.2	25.1
Purchased transportation	(1,605)	(5.4)	17.4	18.9
Fuel and fuel taxes	1,081	2.7	25.2	25.2
Supplies and maintenance	157	1.6	6.2	6.3
Depreciation	1,177	7.8	10.0	9.6
Operating taxes and licenses	208	12.9	1.1	1.0
Insurance and claims	623	12.0	3.6	3.3
Communications and utilities	101	8.7	0.8	0.7
Gain on disposition of revenue equipment	(58)	(4.9)	(0.8)	(0.8)
Other	(20)	(0.6)	2.1	2.1
Total operating expenses	4,611	3.2	91.9	91.5
Operating income	(162)	(1.2)	8.1	8.5
Other	(140)	(1,076.9)	(0.1)	-
Income before income taxes	(22)	(0.2)	8.2	8.5
Less: Income before income taxes attributable to noncontrolling interest	(245)	(100.0)	-	0.2
Income before income taxes attributable to Marten Transport, Ltd.	223	1.7	8.2	8.3
Provision for income taxes	140	2.6	3.5	3.5
Net income	$83	1.1%	4.7%	4.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 6.6% increase in the total miles driven by company drivers, increases to several components of the amount paid to company drivers during 2012, and an increase in employees’ health insurance expense of $599,000 due to an increase in our self-insured medical claims, which was partially offset by an $880,000 decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers. Purchased transportation expense decreased $1.6 million in total, or 5.4%, in the 2013 period from the 2012 period. Payments to carriers for transportation services we arranged in our Logistics segment decreased $1.6 million to $26.1 million in the 2013 period from $27.7 million in the 2012 period. With the March 28, 2013 deconsolidation of MWL, no purchased transportation expense related to MWL was included in our Logistics segment in the 2013 period compared with $6.3 million in the 2012 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, was consistent with the 2012 period. We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes increased by $1.1 million in the 2013 period from the 2012 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $160,000, or 1.2%, to $13.1 million in the 2013 period from $12.9 million in the 2012 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.2 million in the 2013 period and $3.2 million in the 2012 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The increase in net fuel expense was primarily due to an increase in total miles driven, partially offset by the cost control measures stated above and a decrease in the DOE national average cost of fuel to $3.89 per gallon in the 2013 period from $3.96 per gallon in the 2012 period. Net fuel expense represented 11.2% of truckload and intermodal revenue, net of fuel surcharges, in the 2013 period, compared with 12.2% in the 2012 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and a 3.5% increase in our average fleet size. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $623,000 increase in insurance and claims in the 2013 period was primarily due to an increase in the cost of our self-insured auto liability claims, partially offset by decreases in the cost of workers’ compensation and cargo claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.9% in the 2013 period and 91.5% in the 2012 period. The operating ratio for our Truckload segment was 91.0% in the 2013 period and 90.9% in the 2012 period. The operating ratio for our Logistics segment was 95.0% and 93.7% in the 2013 and 2012 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, was 89.9% in the 2013 period and 89.6% in the 2012 period.

Our effective income tax rate increased slightly to 42.2% for the 2013 period from 41.9% for the 2012 period.

As a result of the factors described above, net income increased to $7.7 million in the 2013 period from $7.6 million in the 2012 period. Net earnings per diluted share was $0.23 in each period.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$194,961	$183,346	$11,615	6.3%
Truckload fuel surcharge revenue	53,625	51,374	2,251	4.4
Total Truckload revenue	248,586	234,720	13,866	5.9

Logistics revenue, net of intermodal fuel surcharge revenue(1)	67,481	66,481	1,000	1.5
Intermodal fuel surcharge revenue	9,820	7,237	2,583	35.7
Total Logistics revenue	77,301	73,718	3,583	4.9

Total operating revenue	$325,887	$308,438	$17,449	5.7%

Operating income:
Truckload	$21,376	$18,101	$3,275	18.1%
Logistics	4,283	4,701	(418)	(8.9)
Total operating income	$25,659	$22,802	$2,857	12.5%

Operating ratio(2):
Truckload	91.4%	92.3%
Logistics	94.5	93.6
Consolidated operating ratio	92.1%	92.6%

(1)	Logistics revenue is net of $2.1 million and $4.9 million of inter-segment revenue in each of the 2013 and 2012 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in the 2013 period relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $29.5 million and $27.7 million, and Logistics segment depreciation expense was $2.4 million and $1.9 million, in the 2013 and 2012 periods, respectively.

Our operating revenue increased $17.4 million, or 5.7%, to $325.9 million in the 2013 period from $308.4 million in the 2012 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $22.3 million, or 9.5%, to $255.8 million in the 2013 period from $233.5 million in the 2012 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue. Fuel surcharge revenue increased to $63.4 million in the 2013 period from $58.6 million in the 2012 period.

Truckload segment revenue increased $13.9 million, or 5.9%, to $248.6 million in the 2013 period from $234.7 million in the 2012 period. Truckload segment revenue, net of fuel surcharges, increased 6.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 4.0% and an increase in our average fleet size of 2.8% from the 2012 period. The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in the 2013 period.

Logistics segment revenue increased $3.6 million, or 4.9%, to $77.3 million in the 2013 period from $73.7 million in the 2012 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 21.2%. This increase primarily resulted from continued volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2013 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage and intermodal revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012
Operating revenue	$17,449	5.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,801	8.8	25.9	25.2
Purchased transportation	2,720	4.6	19.1	19.3
Fuel and fuel taxes	2,280	2.9	24.8	25.5
Supplies and maintenance	154	0.8	6.0	6.3
Depreciation	2,330	7.9	9.8	9.6
Operating taxes and licenses	396	12.4	1.1	1.0
Insurance and claims	612	5.6	3.6	3.6
Communications and utilities	173	7.3	0.8	0.8
Gain on disposition of revenue equipment	(948)	(35.1)	(1.1)	(0.9)
Other	74	1.1	2.1	2.2
Total operating expenses	14,592	5.1	92.1	92.6
Operating income	2,857	12.5	7.9	7.4
Other	(134)	(394.1)	(0.1)	-
Income before income taxes	2,991	13.1	7.9	7.4
Less: Income before income taxes attributable to noncontrolling interest	(322)	(79.3)	-	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,313	14.8	7.9	7.3
Provision for income taxes	1,474	15.7	3.3	3.0
Net income	$1,839	14.1%	4.6%	4.2%

Salaries, wages and benefits increased primarily due to a 6.8% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers during 2012, which was partially offset by an $879,000 decrease in bonus compensation expense for our non-driver employees.

Purchased transportation expense increased $2.7 million in total, or 4.6%, in the 2013 period from the 2012 period. Payments to carriers for transportation services we arranged in our Logistics segment increased $3.2 million to $58.9 million in the 2013 period from $55.8 million in the 2012 period. With the March 28, 2013 deconsolidation of MWL, purchased transportation expense related to MWL included in our Logistics segment in the 2013 period was $5.4 million compared with $12.8 million in the 2012 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, decreased $461,000 in the 2013 period, primarily due to a decrease in the number of independent contractor-owned tractors in our fleet.

Fuel and fuel taxes increased by $2.3 million in the 2013 period from the 2012 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $288,000, or 1.1%, to $25.8 million in the 2013 period from $26.1 million in the 2012 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $8.4 million in the 2013 period and $6.1 million in the 2012 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above, partially offset by an increase in total miles driven. The DOE national average cost of fuel was $3.95 per gallon in the 2013 period and $3.96 per gallon in the 2012 period. Net fuel expense represented 11.3% of truckload and intermodal revenue, net of fuel surcharges, in the 2013 period, compared with 12.6% in the 2012 period.

Depreciation increased primarily due to a continued increase in the cost of revenue equipment and a 2.8% increase in our average fleet size.

Insurance and claims increased by $612,000 in the 2013 period. This increase was primarily due to increases in the cost of our self-insured auto liability claims and physical damage claims related to our tractors and trailers, partially offset by decreases in the cost of workers’ compensation and cargo claims.

Gain on disposition of revenue equipment increased to $3.7 million in the 2013 period from $2.7 million in the 2012 period due to an increase in the market value for used revenue equipment. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.1% in the 2013 period from 92.6% in the 2012 period. The operating ratio for our Truckload segment improved to 91.4% in the 2013 period from 92.3% in the 2012 period. The operating ratio for our Logistics segment was 94.5% and 93.6% in the 2013 and 2012 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.2% in the 2013 period from 90.9% in the 2012 period.

Our effective income tax rate increased slightly to 42.2% for the 2013 period from 41.9% for the 2012 period.

As a result of the factors described above, net income increased 14.1% to $14.9 million in the 2013 period from $13.0 million in the 2012 period. Net earnings per diluted share increased to $0.45 in the 2013 period from $0.39 in the 2012 period.

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

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash flows provided by operating activities	$47,810	$40,012
Net cash flows (used for) investing activities	(54,416)	(55,304)
Net cash flows provided by (used for) financing activities	3,768	(280)

In the first six months of 2013, net cash flows provided by operating activities of $47.8 million and borrowings under our credit facility of $4.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $42.8 million, to partially construct and acquire regional operating facilities in the amount of $8.4 million, and to pay cash dividends of $1.1 million. In the first six months of 2012, net cash flows provided by operating activities of $40.0 million and cash and cash equivalents of $15.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $48.3 million, to partially construct and acquire regional operating facilities in the amount of $6.1 million, and to pay cash dividends of $993,000.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for the remainder of 2013. We paid quarterly cash dividends of $0.017 per share of common stock in each of March and May of 2013 totaling $1.1 million. We paid quarterly cash dividends of $0.013 and $0.017 per share of common stock in March and May of 2012, respectively, totaling $993,000. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At June 30, 2013, there was an outstanding principal balance of $7.4 million on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $34.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at June 30, 2013.

The following is a summary of our contractual obligations as of June 30, 2013.

	Payments Due by Period
	Remainder	2014	2016
	of	And	And
(In thousands)	2013	2015	2017	Thereafter	Total
Long-term debt obligations	$-	$-	$7,387	$-	$7,387
Building construction and acquisition obligations	2,746	-	-	-	2,746
Operating lease obligations	210	402	60	-	672
Total	$2,956	$402	$7,447	$-	$10,805

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2013 of 52,680 shares of Company common stock with a value of $826,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $308,000 in the first six months of 2013 and $587,000 in the first six months of 2012 for fuel and tire services. In addition, we paid $746,000 in the first six months of 2013 and $966,000 in the first six months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $302,000 in the first six months of 2012 for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $4.2 million and $4.9 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013, we also had a trade receivable in the amount of $828,000 from MWL and an accrued liability of $2.7 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2013.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $320,000 as of June 30, 2013 and $334,000 as of December 31, 2012. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $427.9 million as of June 30, 2013 and $394.5 million as of December 31, 2012. Our depreciation expense was $31.9 million for the first six months of 2013 and $29.6 million for the first six months of 2012. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2013 by approximately $8.8 million, or 2.1%.

In the first six months of 2013, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately five years after purchase. Our useful lives for depreciating tractors is five years and trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle. Calculating tractor depreciation expense with a five-year useful life and a 25% salvage value results in the same depreciation rate of 15% of cost per year and the same net book value of 32.5% of cost at the 4.5-year replacement date as using a 4.5-year useful life and 32.5% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year useful life and 25% salvage value compared with a 4.5-year useful life and 32.5% salvage value. Similarly, calculating trailer depreciation expense with a seven-year useful life and a 35% salvage value results in the same depreciation rate of 9.3% of cost per year and the same net book value of 53.6% of cost at the five-year replacement date as using a five-year useful life and 53.6% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our seven-year useful life and 35% salvage value compared with a five-year useful life and 53.6% salvage value.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.0 million as of June 30, 2013, and $13.8 million as of December 31, 2012. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of June 30, 2013 would have needed to increase by approximately $3.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2013, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.0 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 9, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2013 and June 30, 2012, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2013 and June 30, 2012, and (v) Notes to Consolidated Condensed Financial Statements.**

Filed with this Report.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 9, 2013	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)