Form 10-Q
period 2013-09-30
MARTEN TRANSPORT LTD
filed 2013-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,247,969 as of October 29, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,072	$3,473
Receivables:
Trade, net	72,659	66,239
Other	4,678	7,177
Prepaid expenses and other	12,748	15,490
Deferred income taxes	3,468	3,155
Total current assets	94,625	95,534

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	583,445	551,136
Accumulated depreciation	(163,171)	(156,660)
Net property and equipment	420,274	394,476
Other assets	3,527	613
TOTAL ASSETS	$518,426	$490,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,140	$33,062
Insurance and claims accruals	13,824	13,838

Total current liabilities	51,964	46,900
Long-term debt, less current maturities	821	2,726
Deferred income taxes	114,082	109,074
Total liabilities	166,867	158,700

Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,229,969 shares at September 30, 2013, and 33,164,428 shares at December 31, 2012, issued and outstanding	332	332
Additional paid-in capital	83,969	82,679
Retained earnings	267,258	246,349
Total Marten Transport, Ltd. stockholders’ equity	351,559	329,360
Noncontrolling interest	-	2,563
Total stockholders’ equity	351,559	331,923
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$518,426	$490,623

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2013	2012	2013	2012

OPERATING REVENUE	$167,103	$163,606	$492,990	$472,044

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	43,310	42,352	127,780	120,021
Purchased transportation	30,136	32,428	92,449	92,021
Fuel and fuel taxes	42,547	43,020	123,466	121,659
Supplies and maintenance	10,296	10,581	29,827	29,958
Depreciation	16,248	15,537	48,155	45,114
Operating taxes and licenses	1,811	1,694	5,406	4,893
Insurance and claims	5,741	4,809	17,360	15,816
Communications and utilities	1,305	1,265	3,850	3,637
Gain on disposition of revenue equipment	(1,472)	(1,349)	(5,124)	(4,053)
Other	3,528	3,429	10,509	10,336

Total operating expenses	153,450	153,766	453,678	439,402

OPERATING INCOME	13,653	9,840	39,312	32,642

OTHER	(130)	(6)	(298)	(40)

INCOME BEFORE INCOME TAXES	13,783	9,846	39,610	32,682
Less: Income before income taxes attributable to noncontrolling interest	-	61	84	467

INCOME BEFORE INCOME TAXES
ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	13,783	9,785	39,526	32,215

PROVISION FOR INCOME TAXES	5,806	3,267	16,680	12,667

NET INCOME	$7,977	$6,518	$22,846	$19,548

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.20	$0.69	$0.59

DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.20	$0.68	$0.59

DIVIDENDS PAID PER COMMON SHARE	$0.025	$0.017	$0.058	$0.047

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional Paid-In	Retained	Non- controlling	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2011	32,977	$330	$80,078	$237,762	$2,189	$320,359
Net income	-	-	-	19,548	-	19,548
Issuance of common stock from share-based payment arrangement excercises and vesting of performance unit awards	130	1	615	-	-	616
Tax benefits from share-based payment arrangement exercises	-	-	350	-	-	350
Share-based payment arrangement compensation expense	-	-	1,047	-	-	1,047
Dividends on common stock	-	-	-	(1,545)	-	(1,545)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	467	467
Noncontrolling interest distributions	-	-	-	-	(230)	(230)
Balance at September 30, 2012	33,107	331	82,090	255,765	2,426	340,612
Net income	-	-	-	7,719	-	7,719
Issuance of common stock from share-based payment arrangement excercises and vesting of performance unit awards	57	1	352	(1)	-	352
Tax benefits from share-based payment arrangement exercises	-	-	59	-	-	59
Share-based payment arrangement compensation expense	-	-	178	-	-	178
Dividends on common stock	-	-	-	(17,134)	-	(17,134)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	30	30
Noncontrolling interest distributions and other	-	-	-	-	107	107
Balance at December 31, 2012	33,164	332	82,679	246,349	2,563	331,923
Net income	-	-	-	22,846	-	22,846
Issuance of common stock from share-based payment arrangement excercises and vesting of performance unit awards	66	-	282	-	-	282
Tax benefits from share-based payment arrangement exercises	-	-	146	-	-	146
Share-based payment arrangement compensation expense	-	-	862	-	-	862
Dividends on common stock	-	-	-	(1,937)	-	(1,937)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	84	84
Noncontrolling interest distributions	-	-	-	-	(84)	(84)
Change to equity method of accounting	-	-	-	-	(2,563)	(2,563)
Balance at September 30, 2013	33,230	$332	$83,969	$267,258	$-	$351,559

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$22,846	$19,548
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	48,155	45,114
Gain on disposition of revenue equipment	(5,124)	(4,053)
Deferred income taxes	4,695	3,723
Tax benefits from share-based payment arrangement exercises	146	350
Excess tax benefits from share-based payment arrangement exercises	(122)	(282)
Share-based payment arrangement compensation expense	862	1,047
Income before income taxes attributable to noncontrolling interest	84	467
Equity in earnings from affiliate	(203)	-
Changes in other current operating items:
Receivables	(7,725)	(10,764)
Prepaid expenses and other	2,501	2,240
Accounts payable and accrued liabilities	(252)	5,114
Insurance and claims accruals	(14)	285
Net cash provided by operating activities	65,849	62,789

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(85,864)	(107,904)
Proceeds from revenue equipment dispositions	35,321	41,521
Buildings and land, office equipment and other additions	(12,236)	(11,750)
Proceeds from buildings and land, office equipment and other dispositions	2	554
Decrease in cash and cash equivalents resulting from change to equity method of accounting	(1,924)	-
Other	(27)	(27)
Net cash used for investing activities	(64,728)	(77,606)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	77,546	14,216
Repayment of borrowings under credit facility and long-term debt	(79,451)	(14,216)
Dividends on common stock	(1,937)	(1,545)
Issuance of common stock from share-based payment arrangement exercises	282	616
Excess tax benefits from share-based payment arrangement exercises	122	282
Noncontrolling interest distributions	(84)	(230)
Net cash used for financing activities	(3,522)	(877)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,401)	(15,694)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,473	20,821
End of period	$1,072	$5,127

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$6,422	$2,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$69	$6
Income taxes	$13,015	$6,723

 The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

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

(2)     Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income	$7,977	$6,518	$22,846	$19,548
Denominator:
Basic earnings per common share - weighted-average shares	33,226	33,107	33,206	33,085
Effect of dilutive stock options	249	116	183	140
Diluted earnings per common share - weighted-average shares and assumed conversions	33,475	33,223	33,389	33,225

Basic earnings per common share	$0.24	$0.20	$0.69	$0.59
Diluted earnings per common share	$0.24	$0.20	$0.68	$0.59

Options totaling 67,500 and 355,350 shares for the three-month and nine-month periods ended September 30, 2013, respectively, and 683,775 and 662,325 shares for the three-month and nine-month periods ended September 30, 2012, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 49,404 shares for each of the three-month and nine-month periods ended September 30, 2013, and 44,324 and 71,903 shares for the three-month and nine-month periods ended September 30, 2012, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)     Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4)     Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At September 30, 2013, there was an outstanding principal balance of $821,000 on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $40.9 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.99% at September 30, 2013.

(5)     Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $449,000 in the first nine months of 2013 and $813,000 in the first nine months of 2012 for fuel and tire services. In addition, we paid $1.3 million in the first nine months of 2013 and $1.4 million in the first nine months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $398,000 in the first nine months of 2012 for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc.

We provide transportation services to MWL as described in Note 8.

(6)     Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.017 per share of common stock were paid in each of March and May 2013, and of $0.025 per share of common stock was paid in September 2013.

(7)     Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first nine months of 2013, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2013 and 2012 was $862,000 and $1.0 million, respectively. See Note 9 to our consolidated financial statements in our 2012 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan and 1995 Stock Incentive Plan.

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $6.3 million and $7.2 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation.  Inter-segment revenue eliminated in consolidation was $2.1 million and $7.2 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013, we also had a trade receivable in the amount of $881,000 from MWL and an accrued liability of $2.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9)     Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(10)   Commitments and Contingencies

We are committed to building construction and acquisition expenditures of $6.3 million in the remainder of 2013 and $1.5 million in 2014, along with operating lease obligation expenditures totaling $549,000 through 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,145	$96,938	$298,106	$280,284
Truckload fuel surcharge revenue	27,135	25,931	80,760	77,305
Total Truckload revenue	130,280	122,869	378,866	357,589

Logistics revenue, net of intermodal fuel surcharge revenue(1)	31,397	36,408	98,878	102,889
Intermodal fuel surcharge revenue	5,426	4,329	15,246	11,566
Total Logistics revenue	36,823	40,737	114,124	114,455

Total operating revenue	$167,103	$163,606	$492,990	$472,044

Operating income:
Truckload	$12,267	$7,938	$33,643	$26,039
Logistics	1,386	1,902	5,669	6,603
Total operating income	$13,653	$9,840	$39,312	$32,642

(1)

Logistics revenue is net of $2.1 million of inter-segment revenue in the nine-month period ended September 30, 2013 for loads transported by our tractors and arranged by MWL prior to the deconsolidation of MWL effective March 28, 2013. Such revenue has been eliminated in consolidation. Inter-segment revenue was $2.3 million and $7.2 million for the three-month and nine-month periods ended September 30, 2012.

Truckload segment depreciation expense was $15.0 million and $14.3 million, and Logistics segment depreciation expense was $1.3 million and $1.2 million, in the three-month periods ended September 30, 2013 and September 30, 2012, respectively. Truckload segment depreciation expense was $44.5 million and $42.0 million, and Logistics segment depreciation expense was $3.7 million and $3.1 million, in the first nine months of 2013 and 2012, respectively.

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

Our operating revenue increased $20.9 million, or 4.4%, in the first nine months of 2013. Our operating revenue, net of fuel surcharges and MWL revenue, increased $31.0 million, or 8.6%, compared with the first nine months of 2012. Truckload segment revenue, net of fuel surcharges, increased 6.4% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.7% and an increase in our average fleet size of 2.9% from the first nine months of 2012. Fuel surcharge revenue increased by $7.1 million, or 8.0%, primarily due to an increase in volume for our truckload and intermodal services. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 16.7% compared with the first nine months of 2012. This increase primarily resulted from continued volume growth in our intermodal services. Logistics revenue as a percentage of our operating revenue, with each net of MWL revenue, was 22.1% in the first nine months of 2013 compared to 20.2% in the first nine months of 2012.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.0% in the first nine months of 2013 from 93.1% in the first nine months of 2012. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.1% for the first nine months of 2013 from 91.5% for the first nine months of 2012. Our net income increased 16.9% to $22.8 million in the first nine months of 2013 from $19.5 million in the first nine months of 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2013, we had approximately $1.1 million of cash and cash equivalents, $821,000 of long-term debt outstanding and $351.6 million in stockholders’ equity. In the first nine months of 2013, net cash flows provided by operating activities of $65.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $50.5 million, to partially construct and acquire regional operating facilities in the amount of $10.8 million, and to pay cash dividends of $1.9 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $15 million for remainder of 2013. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Truckload Segment:
Total Truckload revenue (in thousands)	$130,280	$122,869	$378,866	$357,589
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,509	$3,398	$3,446	$3,322
Average tractors (1)	2,237	2,171	2,218	2,155
Average miles per trip	593	630	605	624
Total miles – company-employed drivers (in thousands)	57,286	54,903	169,212	159,700
Total miles – independent contractors (in thousands)	1,345	1,067	3,659	3,686

Logistics Segment:
Total Logistics revenue (in thousands):	$36,823	$40,737	$114,124	$114,455
Brokerage:
Marten Transport
Revenue (in thousands)	$12,614	$13,076	$39,896	$39,740
Loads	8,435	8,172	26,467	24,130
MWL
Revenue (in thousands)	$-	$7,576	$6,676	$23,906
Loads	-	4,260	3,758	12,479
Intermodal:
Revenue (in thousands)	$24,209	$20,085	$67,552	$50,809
Loads	9,837	7,642	27,343	19,527
Average tractors	81	68	81	59

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 52 and 43 tractors as of September 30, 2013 and 2012, respectively.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended September 30,		Dollar Change Three Months Ended September 30,	Percentage Change Three Months Ended September 30,
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$103,145	$96,938	$6,207	6.4%
Truckload fuel surcharge revenue	27,135	25,931	1,204	4.6
Total Truckload revenue	130,280	122,869	7,411	6.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	31,397	36,408	(5,011)	(13.8)
Intermodal fuel surcharge revenue	5,426	4,329	1,097	25.3
Total Logistics revenue	36,823	40,737	(3,914)	(9.6)

Total operating revenue	$167,103	$163,606	$3,497	2.1%

Operating income:
Truckload	$12,267	$7,938	$4,329	54.5%
Logistics	1,386	1,902	(516)	(27.1)
Total operating income	$13,653	$9,840	$3,813	38.8%

Operating ratio(2):
Truckload	90.6%	93.5%
Logistics	96.2	95.3
Consolidated operating ratio	91.8%	94.0%

(1)	Logistics revenue is net of $2.3 million of inter-segment revenue in the 2012 period for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $15.0 million and $14.3 million, and Logistics segment depreciation expense was $1.3 million and $1.2 million, in the 2013 and 2012 periods, respectively.

Our operating revenue increased $3.5 million, or 2.1%, to $167.1 million in the 2013 period from $163.6 million in the 2012 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $8.8 million, or 7.0%, to $134.5 million in the 2013 period from $125.8 million in the 2012 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue. Fuel surcharge revenue increased to $32.6 million in the 2013 period from $30.3 million in the 2012 period primarily due to an increase in volume for our truckload and intermodal services.

Truckload segment revenue increased $7.4 million, or 6.0%, to $130.3 million in the 2013 period from $122.9 million in the 2012 period. Truckload segment revenue, net of fuel surcharges, increased 6.4% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.3% and an increase in our average fleet size of 3.0% from the 2012 period. The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in the 2013 period.

Logistics segment revenue decreased $3.9 million, or 9.6%, to $36.8 million in the 2013 period from $40.7 million in the 2012 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 8.9%. This increase resulted from continued volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2013 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage and intermodal revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012

Operating revenue	$3,497	2.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	958	2.3	25.9	25.9
Purchased transportation	(2,292)	(7.1)	18.0	19.8
Fuel and fuel taxes	(473)	(1.1)	25.5	26.3
Supplies and maintenance	(285)	(2.7)	6.2	6.5
Depreciation	711	4.6	9.7	9.5
Operating taxes and licenses	117	6.9	1.1	1.0
Insurance and claims	932	19.4	3.4	2.9
Communications and utilities	40	3.2	0.8	0.8
Gain on disposition of
revenue equipment	(123)	(9.1)	(0.9)	(0.8)
Other	99	2.9	2.1	2.1
Total operating expenses	(316)	(0.2)	91.8	94.0
Operating income	3,813	38.8	8.2	6.0
Other	(124)	(2,066.7)	(0.1)	-
Income before income taxes	3,937	40.0	8.2	6.0
Less: Income before income taxes attributable to noncontrolling interest	(61)	(100.0)	-	-
Income before income taxes attributable to Marten Transport, Ltd.	3,998	40.9	8.2	6.0
Provision for income taxes	2,539	77.7	3.5	2.0

Net income	$1,459	22.4%	4.8%	4.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 4.3% increase in the total miles driven by company drivers and a $323,000 increase in bonus compensation expense for our non-driver employees, which was partially offset by a decrease in employees’ health insurance expense of $1.2 million due to a decrease in our self-insured medical claims.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers. Purchased transportation expense decreased $2.3 million in total, or 7.1%, in the 2013 period from the 2012 period. Payments to carriers for transportation services we arranged in our brokerage operations decreased $139,000 to $11.0 million in the 2013 period from $11.1 million in the 2012 period, and in our intermodal services increased $3.5 million to $17.2 million in the 2013 period from $13.7 million in the 2012 period. With the March 28, 2013 deconsolidation of MWL, no purchased transportation expense related to MWL was included in our Logistics segment in the 2013 period compared with $6.1 million in the 2012 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, increased $478,000 in the 2013 period, primarily due to an increase in the number of independent contractor-owned tractors in our fleet. We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes decreased by $473,000 in the 2013 period from the 2012 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.8 million, or 10.8%, to $14.7 million in the 2013 period from $16.5 million in the 2012 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.7 million in the 2013 period and $3.7 million in the 2012 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above and extreme heat in the 2012 period which increased fuel consumption, partially offset by an increase in total miles driven. The DOE national average cost of fuel was $3.91 per gallon in the 2013 period and $3.92 per gallon in the 2012 period. Net fuel expense represented 12.1% of truckload and intermodal revenue, net of fuel surcharges, in the 2013 period, compared with 14.7% in the 2012 period.

                Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $285,000, or 2.7%, from the 2012 period while our average fleet size increased 3.0% due to lower loading/unloading and toll costs in the 2013 period.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and a 3.0% increase in our average fleet size. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $932,000 increase in insurance and claims in the 2013 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.8% in the 2013 period from 94.0% in the 2012 period. The operating ratio for our Truckload segment improved to 90.6% in the 2013 period from 93.5% in the 2012 period. The operating ratio for our Logistics segment was 96.2% and 95.3% in the 2013 and 2012 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 89.9% in the 2013 period from 92.6% in the 2012 period.

Our effective income tax rate increased to 42.1% for the 2013 period from 33.4% for the 2012 period. A decrease to our deferred income tax liability as a result of a change in income apportionment for several states decreased our effective income tax rate in the 2012 period.

As a result of the factors described above, net income increased 22.4% to $8.0 million in the 2013 period from $6.5 million in the 2012 period. Net earnings per diluted share increased to $0.24 in the 2013 period from $0.20 in the 2012 period.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Nine Months Ended September 30,		Dollar Change Nine Months Ended September 30,	Percentage Change Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$298,106	$280,284	$17,822	6.4%
Truckload fuel surcharge revenue	80,760	77,305	3,455	4.5
Total Truckload revenue	378,866	357,589	21,277	6.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	98,878	102,889	(4,011)	(3.9)
Intermodal fuel surcharge revenue	15,246	11,566	3,680	31.8
Total Logistics revenue	114,124	114,455	(331)	(0.3)

Total operating revenue	$492,990	$472,044	$20,946	4.4%

Operating income:
Truckload	$33,643	$26,039	$7,604	29.2%
Logistics	5,669	6,603	(934)	(14.1)
Total operating income	$39,312	$32,642	$6,670	20.4%

Operating ratio(2):
Truckload	91.1%	92.7%
Logistics	95.0	94.2
Consolidated operating ratio	92.0%	93.1%

(1)	Logistics revenue is net of $2.1 million and $7.2 million of inter-segment revenue in each of the 2013 and 2012 periods, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in the 2013 period relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $44.5 million and $42.0 million, and Logistics segment depreciation expense was $3.7 million and $3.1 million, in the 2013 and 2012 periods, respectively.

Our operating revenue increased $20.9 million, or 4.4%, to $493.0 million in the 2013 period from $472.0 million in the 2012 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $31.0 million, or 8.6%, to $390.3 million in the 2013 period from $359.3 million in the 2012 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue. Fuel surcharge revenue increased to $96.0 million in the 2013 period from $88.9 million in the 2012 period primarily due to an increase in volume for our truckload and intermodal services.

Truckload segment revenue increased $21.3 million, or 6.0%, to $378.9 million in the 2013 period from $357.6 million in the 2012 period. Truckload segment revenue, net of fuel surcharges, increased 6.4% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.7% and an increase in our average fleet size of 2.9% from the 2012 period. The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in the 2013 period.

Logistics segment revenue decreased $331,000, or 0.3%, to $114.1 million in the 2013 period from $114.5 million in the 2012 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 16.7%. This increase primarily resulted from continued volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2013 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our intermodal revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012

Operating revenue	$20,946	4.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	7,759	6.5	25.9	25.4
Purchased transportation	428	0.5	18.8	19.5
Fuel and fuel taxes	1,807	1.5	25.0	25.8
Supplies and maintenance	(131)	(0.4)	6.1	6.3
Depreciation	3,041	6.7	9.8	9.6
Operating taxes and licenses	513	10.5	1.1	1.0
Insurance and claims	1,544	9.8	3.5	3.4
Communications and utilities	213	5.9	0.8	0.8
Gain on disposition of revenue equipment	(1,071)	(26.4)	(1.0)	(0.9)
Other	173	1.7	2.1	2.2
Total operating expenses	14,276	3.2	92.0	93.1
Operating income	6,670	20.4	8.0	6.9
Other	(258)	(645.0)	(0.1)	-
Income before income taxes	6,928	21.2	8.0	6.9
Less: Income before income taxes attributable tononcontrolling interest	(383)	(82.0)	-	0.1
Income before income taxes attributable to Marten Transport, Ltd.	7,311	22.7	8.0	6.8
Provision for income taxes	4,013	31.7	3.4	2.7

Net income	$3,298	16.9%	4.6%	4.1%

Salaries, wages and benefits increased primarily due to a 6.0% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers during 2012, which was partially offset by a decrease in employees’ health insurance expense of $970,000 due to a decrease in our self-insured medical claims and a $556,000 decrease in bonus compensation expense for our non-driver employees.

Purchased transportation expense increased $428,000 in total, or 0.5%, in the 2013 period from the 2012 period. Payments to carriers for transportation services we arranged in our brokerage operations increased $88,000 to $34.4 million in the 2013 period from $34.3 million in the 2012 period, and in our intermodal services increased $13.8 million to $47.2 million in the 2013 period from $33.4 million in the 2012 period. With the March 28, 2013 deconsolidation of MWL, purchased transportation expense related to MWL included in our Logistics segment in the 2013 period was $5.4 million compared with $18.9 million in the 2012 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, was consistent with the 2012 period.

Fuel and fuel taxes increased by $1.8 million in the 2013 period from the 2012 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.1 million, or 4.9%, to $40.6 million in the 2013 period from $42.6 million in the 2012 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $13.1 million in the 2013 period and $9.8 million in the 2012 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above and extreme heat in the third quarter of 2012 which increased fuel consumption, partially offset by an increase in total miles driven. The DOE national average cost of fuel was $3.94 per gallon in the 2013 period and $3.95 per gallon in the 2012 period. Net fuel expense represented 11.6% of truckload and intermodal revenue, net of fuel surcharges, in the 2013 period, compared with 13.3% in the 2012 period.

Supplies and maintenance decreased $131,000, or 0.4%, from the 2012 period while our average fleet size increased 2.9% due to lower loading/unloading costs in the 2013 period.

Depreciation increased primarily due to a continued increase in the cost of revenue equipment and a 2.9% increase in our average fleet size.

Insurance and claims increased by $1.5 million in the 2013 period. This increase was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment increased to $5.1 million in the 2013 period from $4.1 million in the 2012 period due to an increase in the market value for used revenue equipment. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.0% in the 2013 period from 93.1% in the 2012 period. The operating ratio for our Truckload segment improved to 91.1% in the 2013 period from 92.7% in the 2012 period. The operating ratio for our Logistics segment was 95.0% and 94.2% in the 2013 and 2012 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.1% in the 2013 period from 91.5% in the 2012 period.

Our effective income tax rate increased to 42.2% for the 2013 period from 39.3% for the 2012 period. A decrease to our deferred income tax liability as a result of a change in income apportionment for several states decreased our effective income tax rate in the 2012 period.

As a result of the factors described above, net income increased 16.9% to $22.8 million in the 2013 period from $19.5 million in the 2012 period. Net earnings per diluted share increased to $0.68 in the 2013 period from $0.59 in the 2012 period.

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

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net cash flows provided by operating activities	$65,849	$62,789
Net cash flows used for investing activities	(64,728)	(77,606)
Net cash flows used for financing activities	(3,522)	(877)

In the first nine months of 2013, net cash flows provided by operating activities of $65.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $50.5 million, to partially construct and acquire regional operating facilities in the amount of $10.8 million, and to pay cash dividends of $1.9 million. In the first nine months of 2012, net cash flows provided by operating activities of $62.8 million and cash and cash equivalents of $15.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $66.4 million, to partially construct and acquire regional operating facilities in the amount of $10.3 million, and to pay cash dividends of $1.5 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $15 million for the remainder of 2013. We paid quarterly cash dividends of $0.017 per share of common stock in each of March and May of 2013 and of $0.025 per share of common stock in September 2013 totaling $1.9 million. We paid quarterly cash dividends of $0.013 per share of common stock in March 2012 and $0.017 per share of common stock in each of May and September of 2012 totaling $1.5 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At September 30, 2013, there was an outstanding principal balance of $821,000 on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $40.9 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at September 30, 2013.

The following is a summary of our contractual obligations as of September 30, 2013.

	Payments Due by Period
(In thousands)	Remainder of 2013	2014 And 2015	2016 And 2017	Thereafter	Total
Building construction and acquisition obligations	$6,321	$1,513	$-	$-	$7,834
Long-term debt obligations	-	-	821	-	821
Operating lease obligations	87	402	60	-	549
Total	$6,408	$1,915	$881	$-	$9,204

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2013 of 52,756 shares of Company common stock with a value of $906,000 has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $449,000 in the first nine months of 2013 and $813,000 in the first nine months of 2012 for fuel and tire services. In addition, we paid $1.3 million in the first nine months of 2013 and $1.4 million in the first nine months of 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $398,000 in the first nine months of 2012 for various construction projects. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $6.3 million and $7.2 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013, we also had a trade receivable in the amount of $881,000 from MWL and an accrued liability of $2.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2013.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $400,000 as of September 30, 2013 and $334,000 as of December 31, 2012. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $420.3 million as of September 30, 2013 and $394.5 million as of December 31, 2012. Our depreciation expense was $48.2 million for the first nine months of 2013 and $45.1 million for the first nine months of 2012. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2013 by approximately $8.6 million, or 2.1%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $13.8 million as of each of September 30, 2013 and December 31, 2012. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of September 30, 2013 would have needed to increase by approximately $3.4 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2013, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.1 million.

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

Item 4.    Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2013 and September 30, 2012, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2013 and September 30, 2012, and for the three-month period ended December 31, 2012, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2013 and September 30, 2012, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2013	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)