Form 10-K
period 2013-12-31
MARTEN TRANSPORT LTD
filed 2014-03-12
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $400,431,000.

As of February 28, 2014, 33,329,389 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 6, 2014, or 2014 Proxy Statement.

TABLE OF CONTENTS

Page

PART I

PART II

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

PART I

ITEM 1.        BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2013, we generated $659.2 million in operating revenue, which consists of revenue from both truckload and logistics operations. Approximately 79% of our truckload revenue resulted from hauling temperature-sensitive products and 21% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. Our primary long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. In 2013, our average length of haul was 603 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,255 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have two reporting segments – Truckload and Logistics. Financial information regarding these segments can be found in Footnote 15 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The primary source of our operating revenue is truckload revenue, which we generate by transporting long-haul and regional freight for our customers and report within our Truckload segment. Generally, we are paid by the mile for our services. We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services. We continue to expand our regional and dedicated truckload operations, which represents 77% of our tractor fleet as of December 31, 2013 compared to 8% just six years ago. Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated MWL effective March 28, 2013. Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities. Intermodal services involve the transport of our trailers on railroad flatcars for a portion of a trip, with the balance of the trip using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2013, our two largest customers were Wal-Mart and Kraft.

Our marketing efforts are conducted by a staff of approximately 192 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new truckload and logistics customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

●

Terrestrial- and satellite-based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download operating information such as fuel mileage and idling time for the tractor engines and temperature setting and run time for the temperature-control units on our trailers.

●

Freight optimization software that assists us in selecting loads that match our overall criteria, including profitability, repositioning, identifying capacity for expedited loads, driver availability and home time, and other factors.

●	Electronic data interchange and internet communication with customers concerning freight tendering, invoices, shipment status, and other information.

●	Electronic logging devices in our tractors to monitor drivers’ hours of service.

●	Auxiliary power units installed on our company-owned tractors that allow us to decrease fuel costs associated with idling our tractors.

●	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our fuel network.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 10.3% during 2013, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is our business with large customers, as a significant amount of our business is concentrated with a relatively small number of customers. In 2013, our top 30 customers accounted for approximately 62% of our revenue, and our top ten customers accounted for 42% of our revenue. Eight of our top ten customers have been significant customers of ours for over ten years. We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 146 of our drivers as of December 31, 2013 have driven more than one million miles for us without a preventable accident, while approximately 44 of our drivers have driven more than two million miles and 12 have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2013, we had approximately 3,045 employees. This total consists of approximately 2,293 drivers, 269 mechanics and maintenance personnel, and 483 support personnel, which includes management and administration. As of that date, we also contracted with 49 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2013, we operated a fleet of 2,255 tractors, including 2,206 company-owned tractors and 49 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2013 was approximately 1.9 years. In 2013, we replaced most of our company-owned tractors within approximately 4.5 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2013, 1,264 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.2% as of December 31, 2013 compared to 1.6% as of December 31, 2012 and 2.1% as of December 31, 2011.

As of December 31, 2013, we operated a fleet of 4,105 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long and 102 inches wide. The average age of our trailer fleet at December 31, 2013 was approximately 2.4 years. In 2013, we replaced most of our company-owned trailers within approximately 5.5 years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years and they remain high based on historical standards. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2013, over 99% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources. The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers. The FMCSA is expected to issue in 2014 a proposal to create a new carrier-safety rating process.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers to 70 hours from 82 hours. These changes reduced on-duty non-driving time and moderately decreased industry productivity.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, includes a provision directing the FMCSA to develop a final ELD rule in 2013, which has been delayed and is expected to be issued in 2014. Our entire tractor fleet has been equipped with ELD’s since early 2011.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2013, 1,264 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

              We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2011 through 2013.

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

 We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2013, our top 30 customers, based on revenue, accounted for approximately 62% of our revenue; our top ten customers accounted for approximately 42% of our revenue; our top five customers accounted for approximately 30% of our revenue; and our top two customers accounted for approximately 14% of our revenue. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot assure you that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Increased prices and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer. We have experienced higher prices for new tractors and trailers over the past few years, primarily as a result of higher commodity prices and government regulations applicable to newly manufactured tractors and diesel engines. We expect to continue to pay increased prices for revenue equipment for the foreseeable future. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2013, 1,264 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced a new system, Compliance, Safety, Accountability, or CSA, to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources. The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers. The FMCSA is expected to issue in 2014 a proposal to create a new carrier-safety rating process.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers to 70 hours from 82 hours. These changes reduced on-duty non-driving time and moderately decreased industry productivity.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, includes a provision directing the FMCSA to develop a final ELD rule in 2013, which has been delayed and is expected to be issued in 2014. Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

Company Locations	Owned or Leased	Maintenance	Fueling	Driver Recruitment	Driver Training	Dispatch	Sales
Mondovi, Wisconsin	Owned	X	X	X	X	X	X
Ontario, California	Owned	X	X				X
Atlanta, Georgia	Owned	X	X	X	X	X	X
Portland, Oregon	Owned	X	X			X	X
Indianapolis, Indiana	Owned	X	X	X	X	X	X
Desoto, Texas	Owned	X	X	X	X	X	X
Tampa, Florida	Owned	X				X	X
Memphis, Tennessee	Owned	X		X		X	X
Colonial Heights, Virginia	Owned	X		X	X	X	X
Laredo, Texas	Owned	X	X			X	X
Phoenix, Arizona	Owned	X		X	X	X	X
Kansas City, Kansas	Owned	X		X		X	X
Carlisle, Pennsylvania	Leased	X		X		X	X
Chicago, Illinois	Leased					X	X
Otay Mesa, California	Leased					X	X

ITEM 3.        LEGAL PROCEEDINGS

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

             Our executive officers, with their ages and the offices held as of February 28, 2014, are as follows:

Name	Age	Position
Randolph L. Marten	61	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	66	President

Timothy P. Nash	62	Executive Vice President of Sales and Marketing

James J. Hinnendael	50	Chief Financial Officer

John H. Turner	52	Senior Vice President of Sales

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

John H. Turner has been our Senior Vice President of Sales since December 2013, our Vice President of Sales from January 2007 to December 2013 and an executive officer since August 2007. He also served as our Vice President of Sales from October 2000 to February 2005, and as an executive officer from January 2002 to February 2005. Mr. Turner also served as our Director of Sales from July 1999 to October 2000 and in various professional capacities in our sales and marketing area from August 1991 to July 1999 and as our Operations Manager-West from October 1990 to August 1991. Previously, Mr. Turner served as a vice president for Naterra Land, Inc., a recreational land developer, from 2005 to 2006 and as the western fleet general manager and area sales manager for Munson Transportation, Inc., a long-haul truckload carrier, from 1986 to 1990.

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

	Common Stock Price
Year ended December 31, 2013	High	Low
Fourth Quarter	$21.10	13.58
Third Quarter	18.60	13.41
Second Quarter	16.47	9.85
First Quarter	14.19	11.46

Year ended December 31, 2012
Fourth Quarter	$12.93	10.01
Third Quarter	14.20	9.67
Second Quarter	14.99	12.01
First Quarter	15.41	10.97

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On February 28, 2014, we had 172 record stockholders, and approximately 4,908 beneficial stockholders of our common stock. On June 14, 2013, we effected a three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices and the following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. In 2013, we paid cash dividends totaling $2.8 million which consisted of quarterly dividends of $0.017 per share of common stock in March and May and $0.025 per share in September and December. In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.013 per share in March and $0.017 per share in May, September and December, along with a special dividend of $0.50 per share in December. We paid quarterly cash dividends of $0.013 per share in 2011 totaling $1.8 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

On December 4, 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date. In the first quarter of 2008 we repurchased and retired 101,250 shares of our common stock. We have made no purchases since 2008.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2008, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Marten Transport, Ltd., the NASDAQ Composite Index, and SIC code 4213

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Marten Transport, Ltd.
NASDAQ Composite
SIC code 4213

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
FOR THE YEAR
Operating revenue	$659,214	$638,456	$603,679	$516,920	$505,874
Operating income	51,995	45,853	43,030	35,289	29,359
Net income	30,147	27,267	24,285	19,742	16,267
Operating ratio(1)	92.1%	92.8%	92.9%	93.2%	94.2%

PER-SHARE DATA(2)
Basic earnings per common share	$0.91	$0.82	$0.74	$0.60	$0.50
Diluted earnings per common share	0.90	0.82	0.73	0.60	0.49
Dividends paid per common share	0.083	0.563	0.053	0.027	—
Book value	10.78	10.01	9.71	8.99	8.37

AT YEAR END
Total assets	$525,802	$490,623	$470,579	$460,308	$414,838
Long-term debt	—	2,726	—	19,346	1,499
Stockholders’ equity	359,137	331,923	320,359	295,904	274,907

(1)     Represents operating expenses as a percentage of operating revenue.

(2)     Restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on June 14, 2013.

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

Our operating revenue increased $20.8 million, or 3.3%, in 2013. Our operating revenue, net of fuel surcharges and MWL revenue, increased $38.1 million, or 7.8%, compared with 2012. Truckload segment revenue, net of fuel surcharges, increased 5.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.8% and an increase in our average fleet size of 2.3% from 2012. Fuel surcharge revenue increased by $6.6 million, or 5.4%, primarily due to an increase in volume for our truckload and intermodal services. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 15.0% compared with 2012. This increase primarily resulted from continued volume growth in our intermodal services. Logistics revenue as a percentage of our operating revenue, with each net of MWL revenue, was 22.3% in 2013 compared to 20.5% in 2012.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.1% in 2013 from 92.8% in 2012. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.2% for 2013 from 91.1% for 2012. Our net income increased 10.6% to $30.1 million in 2013 from $27.3 million in 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2013, we had approximately $13.7 million of cash and cash equivalents, $359.1 million in stockholders’ equity and no long-term debt outstanding. In 2013, net cash flows provided by operating activities of $89.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $54.8 million, to partially construct and acquire regional operating facilities in the amount of $16.9 million, to pay cash dividends of $2.8 million, to repay $2.7 million of long-term debt, and to increase cash and cash equivalents by $10.2 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million in 2014. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2013	2012	2011
Truckload Segment:
Total Truckload revenue (in thousands)	$507,279	$483,323	$455,847
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,465	$3,339	$3,162
Average tractors(1)	2,216	2,167	2,170
Average miles per trip	603	624	626
Total miles – company-employed drivers (in thousands)	225,194	215,742	202,836
Total miles – independent contractors (in thousands)	4,974	4,583	6,841

Logistics Segment:
Total Logistics revenue (in thousands)	$151,935	$155,133	$147,832
Brokerage:
Marten Transport
Revenue (in thousands)	$52,746	$53,161	$48,354
Loads	35,140	32,533	25,412
MWL
Revenue (in thousands)	$6,676	$30,648	$34,463
Loads	3,758	16,120	17,194
Intermodal:
Revenue (in thousands)	$92,513	$71,324	$65,015
Loads	38,316	27,488	24,302
Average tractors	83	63	75

(1)     Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 49, 36 and 48 tractors as of December 31, 2013, 2012 and 2011, respectively.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$400,324	$378,383	$21,941	5.8%
Truckload fuel surcharge revenue	106,955	104,940	2,015	1.9
Total Truckload revenue	507,279	483,323	23,956	5.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	131,186	138,960	(7,774)	(5.6)
Intermodal fuel surcharge revenue	20,749	16,173	4,576	28.3
Total Logistics revenue	151,935	155,133	(3,198)	(2.1)

Total operating revenue	$659,214	$638,456	$20,758	3.3%

Operating income:
Truckload	$44,865	$36,805	$8,060	21.9%
Logistics	7,130	9,048	(1,918)	(21.2)
Total operating income	$51,995	$45,853	$6,142	13.4%

Operating ratio(2):
Truckload	91.2%	92.4%
Logistics	95.3	94.2
Consolidated operating ratio	92.1%	92.8%

(1)

Logistics revenue is net of $2.1 million and $9.7 million of inter-segment revenue in 2013 and 2012, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013

(2)	Represents operating expenses as a percentage of operating revenue.

Truckload segment depreciation expense was $59.3 million and $56.7 million, and Logistics segment depreciation expense was $5.2 million and $4.2 million, in 2013 and 2012, respectively.

Our operating revenue increased $20.8 million, or 3.3%, to $659.2 million in 2013 from $638.5 million in 2012. Our operating revenue, net of fuel surcharges and MWL revenue, increased $38.1 million, or 7.8%, to $524.8 million in 2013 from $486.7 million in 2012. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue. Fuel surcharge revenue increased to $127.7 million in 2013 from $121.1 million in 2012 primarily due to an increase in volume for our truckload and intermodal services.

Truckload segment revenue increased $24.0 million, or 5.0%, to $507.3 million in 2013 from $483.3 million in 2012. Truckload segment revenue, net of fuel surcharges, increased 5.8% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.8% and an increase in our average fleet size of 2.3% from 2012. The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in 2013.

Logistics segment revenue decreased $3.2 million, or 2.1%, to $151.9 million in 2013 from $155.1 million in 2012. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 15.0%. This increase resulted from continued volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in 2013 was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our brokerage and intermodal revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2013 vs. 2012	2013 vs. 2012	2013	2012

Operating revenue	$20,758	3.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	8,072	4.9	26.0	25.6
Purchased transportation	(833)	(0.7)	18.7	19.5
Fuel and fuel taxes	(326)	(0.2)	24.8	25.6
Supplies and maintenance	663	1.7	6.2	6.3
Depreciation	3,572	5.9	9.8	9.5
Operating taxes and licenses	369	5.5	1.1	1.1
Insurance and claims	2,963	14.3	3.6	3.2
Communications and utilities	273	5.5	0.8	0.8
Gain on disposition of revenue equipment	(670)	(12.6)	(0.9)	(0.8)
Other	533	3.9	2.1	2.1
Total operating expenses	14,616	2.5	92.1	92.8
Operating income	6,142	13.4	7.9	7.2
Other	(344)	(716.7)	(0.1)	-
Income before income taxes	6,486	14.1	7.9	7.2
Less: Income before income taxes attributable to noncontrolling interest	(413)	(83.1)	-	0.1
Income before income taxes attributable to Marten Transport, Ltd.	6,899	15.2	7.9	7.1
Provision for income taxes	4,019	22.2	3.4	2.8
Net income	$2,880	10.6%	4.6%	4.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits resulted primarily from a 4.4% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers during 2012, which was partially offset by a decrease in employees’ health insurance expense of $1.3 million due to a decrease in our self-insured medical claims and a $1.2 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers. Purchased transportation expense decreased $833,000 in total, or 0.7%, in 2013 from 2012. Payments to carriers for transportation services we arranged in our brokerage operations decreased $145,000 to $45.6 million in 2013 from $45.7 million in 2012, and in our intermodal services increased $17.8 million to $65.1 million in 2013 from $47.3 million in 2012. With the March 28, 2013 deconsolidation of MWL, purchased transportation expense related to MWL included in our Logistics segment in 2013 was $5.4 million compared with $24.5 million in 2012. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, increased $572,000 in 2013, primarily due to an increase in the number of independent contractor-owned tractors in our fleet. We expect that purchased transportation expense will increase as we continue to grow our Logistics segment.

Fuel and fuel taxes decreased by $326,000 in 2013 from 2012. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.8 million, or 5.0%, to $53.4 million in 2013 from $56.3 million in 2012. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $17.9 million in 2013 and $13.8 million in 2012. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above and extreme heat in 2012 which increased fuel consumption, partially offset by an increase in total miles driven. The DOE national average cost of fuel decreased slightly to $3.92 per gallon in 2013 from $3.97 per gallon in 2012. Net fuel expense represented 11.3% of truckload and intermodal revenue, net of fuel surcharges, in 2013, compared with 13.0% in 2012.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and a 2.3% increase in our average fleet size. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.0 million increase in insurance and claims in 2013 was primarily due to increases in the cost of physical damage claims related to our tractors and trailers and in the cost of our self-insured auto liability claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.

Gain on disposition of revenue equipment increased to $6.0 million in 2013 from $5.3 million in 2012 due to an increase in the market value for used revenue equipment. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.1% in 2013 from 92.8% in 2012. The operating ratio for our Truckload segment improved to 91.2% in 2013 from 92.4% in 2012. The operating ratio for our Logistics segment was 95.3% and 94.2% in 2013 and 2012, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, improved to 90.2% in 2013 from 91.1% in 2012.

Our effective income tax rate increased to 42.4% in 2013 from 39.9% in 2012. A decrease to our deferred income tax liability as a result of a change in income apportionment for several states decreased our effective income tax rate in 2012.

As a result of the factors described above, net income increased 10.6% to $30.1 million in 2013 from $27.3 million in 2012. Net earnings per diluted share increased to $0.90 in 2013 from $0.82 in 2012.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012 vs. 2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$378,383	$357,787	$20,596	5.8%
Truckload fuel surcharge revenue	104,940	98,060	6,880	7.0
Total Truckload revenue	483,323	455,847	27,476	6.0

Logistics revenue, net of intermodal fuel surcharge revenue(1)	138,960	132,890	6,070	4.6
Intermodal fuel surcharge revenue	16,173	14,942	1,231	8.2
Total Logistics revenue	155,133	147,832	7,301	4.9

Total operating revenue	$638,456	$603,679	$34,777	5.8%

Operating income:
Truckload	$36,805	$35,298	$1,507	4.3%
Logistics	9,048	7,732	1,316	17.0
Total operating income	$45,853	$43,030	$2,823	6.6%

Operating ratio(2):
Truckload	92.4%	92.3%
Logistics	94.2	94.8
Consolidated operating ratio	92.8%	92.9%

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2012 vs. 2011	2012 vs. 2011	2012	2011

Operating revenue	$34,777	5.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	15,596	10.6	25.6	24.5
Purchased transportation	3,937	3.3	19.5	19.9
Fuel and fuel taxes	8,001	5.1	25.6	25.8
Supplies and maintenance	(392)	(1.0)	6.3	6.7
Depreciation	3,373	5.9	9.5	9.5
Operating taxes and licenses	368	5.8	1.1	1.1
Insurance and claims	2,548	14.0	3.2	3.0
Communications and utilities	334	7.3	0.8	0.8
Gain on disposition of revenue equipment	(1,502)	(39.5)	(0.8)	(0.6)
Other	(309)	(2.2)	2.1	2.3
Total operating expenses	31,954	5.7	92.8	92.9
Operating income	2,823	6.6	7.2	7.1
Other	(24)	(100.0)	-	-
Income before income taxes	2,847	6.6	7.2	7.1
Less: Income before income taxes attributable to non controlling interest	(310)	(38.4)	0.1	0.1
Income before income taxes attributable to Marten Transport, Ltd.	3,157	7.5	7.1	7.0
Provision for income taxes	175	1.0	2.8	3.0
Net income	$2,982	12.3%	4.3%	4.0%

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

As a result of the factors described above, net income increased to $27.3 million in 2012 from $24.3 million in 2011. Net earnings per diluted share increased to $0.82 in 2012 from $0.73 in 2011.

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

(In thousands)	2013	2012	2011
Net cash flows provided by operating activities	$89,187	$85,539	$86,206
Net cash flows used for investing activities	(74,722)	(88,115)	(48,271)
Net cash flows used for financing activities	(4,288)	(14,772)	(22,420)

In 2013, net cash flows provided by operating activities of $89.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $54.8 million, to partially construct and acquire regional operating facilities in the amount of $16.9 million, to pay cash dividends of $2.8 million, to repay $2.7 million of long-term debt, and to increase cash and cash equivalents by $10.2 million. In 2012, net cash flows provided by operating activities of $85.5 million and cash and cash equivalents of $17.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $75.1 million, to partially construct and acquire regional operating facilities in the amount of $10.9 million, and to pay cash dividends of $18.7 million. In 2011, net cash flows provided by operating activities of $86.2 million were primarily used to repay $19.3 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.9 million, to partially construct two regional operating facilities in the amount of $7.4 million, and to increase cash and cash equivalents by $15.5 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million in 2014. In 2013, we paid cash dividends totaling $2.8 million which consisted of quarterly dividends of $0.017 per share of common stock in March and May and $0.025 per share in September and December. In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.013 per share in March and $0.017 per share in May, September and December, along with a special dividend of $0.50 per share in December. We paid quarterly cash dividends of $0.013 per share in 2011 totaling $1.8 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions expire, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At December 31, 2013, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at December 31, 2013.

The following is a summary of our contractual obligations as of December 31, 2013.

	Payments Due by Period
		2015	2017
		And	And
(In thousands)	2014	2016	2018	Thereafter	Total
Building construction and acquisition obligations	$4,219	$—	$—	$—	$4,219
Operating lease obligations	482	587	3	—	1,072
Total	$4,701	$587	$3	$—	$5,291

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2013 of 70,768.5 shares of Company common stock with a value of $1.4 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $585,000 in 2013, $988,000 in 2012 and $1.4 million in 2011 for fuel and tire services. In addition, we paid $1.6 million in 2013 and $1.7 million in each of 2012 and 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $495,000 in 2012 and $615,000 in 2011 for various construction projects. We did not pay Durand Builders Service, Inc. for any services in 2013. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $8.2 million, $9.7 million and $9.0 million of our revenue for loads transported by our tractors and arranged by MWL in 2013, 2012 and 2011, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million, $9.7 million and $9.0 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, we also had a trade receivable in the amount of $610,000 from MWL and an accrued liability of $3.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2013.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $450,000 as of December 31, 2013 and $334,000 as of December 31, 2012. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $415.0 million as of December 31, 2013 and $394.5 million as of December 31, 2012. Our depreciation expense was $64.5 million in 2013, $60.9 million in 2012 and $57.5 million in 2011. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2013 by approximately $8.9 million, or 2.2%.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $14.4 million as December 31, 2013 and $13.8 million as of December 31, 2012. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of December 31, 2013 would have needed to increase by approximately $3.4 million.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2013, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $8.0 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Further, the Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal controls over financial reporting on page 34 of this Report.

March 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marten Transport, Ltd.:

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Marten Transport, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2014

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,650	$3,473
Receivables:
Trade, less allowances of $450 and $334, respectively	70,869	66,239
Other	4,142	7,177
Prepaid expenses and other	15,274	15,490
Deferred income taxes	3,415	3,155
Total current assets	107,350	95,534
Property and equipment:
Revenue equipment	496,133	484,350
Buildings and land	52,213	39,664
Office equipment and other	31,579	27,122
Less accumulated depreciation	(164,916)	(156,660)
Net property and equipment	415,009	394,476
Other assets	3,443	613
	$525,802	$490,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,373	$16,081
Insurance and claims accruals	14,404	13,838
Accrued liabilities	19,251	16,981
Total current liabilities	53,028	46,900
Long-term debt, less current maturities	—	2,726
Deferred income taxes	113,637	109,074
Total liabilities	166,665	158,700
Commitments and contingencies (Note 14)
Stockholders’ equity:
Marten Transport, Ltd. stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,301,048 shares at December 31, 2013, and 33,164,428 shares at December 31, 2012, issued and outstanding	333	332
Additional paid-in capital	85,077	82,679
Retained earnings	273,727	246,349
Total Marten Transport, Ltd. stockholders’ equity	359,137	329,360
Noncontrolling interest	—	2,563
Total stockholders’ equity	359,137	331,923
	$525,802	$490,623

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2013	2012	2011
Operating revenue	$659,214	$638,456	$603,679
Operating expenses (income):
Salaries, wages and benefits	171,314	163,242	147,646
Purchased transportation	123,436	124,269	120,332
Fuel and fuel taxes	163,270	163,596	155,595
Supplies and maintenance	40,582	39,919	40,311
Depreciation	64,476	60,904	57,531
Operating taxes and licenses	7,110	6,741	6,373
Insurance and claims	23,681	20,718	18,170
Communications and utilities	5,212	4,939	4,605
Gain on disposition of revenue equipment	(5,972)	(5,302)	(3,800)
Other	14,110	13,577	13,886
	607,219	592,603	560,649
Operating income	51,995	45,853	43,030
Other	(392)	(48)	(24)
Income before income taxes	52,387	45,901	43,054
Less: Income before income taxes attributable to noncontrolling interest	84	497	807
Income before income taxes attributable to Marten Transport, Ltd.	52,303	45,404	42,247
Provision for income taxes	22,156	18,137	17,962
Net income	$30,147	$27,267	$24,285
Basic earnings per common share	$0.91	$0.82	$0.74
Diluted earnings per common share	$0.90	$0.82	$0.73
Dividends paid per common share	$0.083	$0.563	$0.053

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2010	32,925	$329	$78,428	$215,236	$1,911	$295,904
Net income	—	—	—	24,285	—	24,285
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	52	1	137	(1)	—	137
Tax benefits from share-based payment arrangement exercises	—	—	164	—	—	164
Share-based payment arrangement compensation expense	—	—	1,349	—	—	1,349
Dividends on common stock	—	—	—	(1,758)	—	(1,758)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	807	807
Noncontrolling interest distributions	—	—	—	—	(529)	(529)
Balance at December 31, 2011	32,977	330	80,078	237,762	2,189	320,359
Net income	—	—	—	27,267	—	27,267
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	187	2	967	(1)	—	968
Tax benefits from share-based payment arrangement exercises	—	—	409	—	—	409
Share-based payment arrangement compensation expense	—	—	1,225	—	—	1,225
Dividends on common stock	—	—	—	(18,679)	—	(18,679)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	497	497
Noncontrolling interest distributions	—	—	—	—	(123)	(123)
Balance at December 31, 2012	33,164	332	82,679	246,349	2,563	331,923
Net income	—	—	—	30,147	—	30,147
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	137	1	1,125	—	—	1,126
Tax benefits from share-based payment arrangement exercises	—	—	189	—	—	189
Share-based payment arrangement compensation expense	—	—	1,084	—	—	1,084
Dividends on common stock	—	—	—	(2,769)	—	(2,769)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	84	84
Noncontrolling interest distributions	—	—	—	—	(84)	(84)
Change to equity method of accounting	—	—	—	—	(2,563)	(2,563)
Balance at December 31, 2013	33,301	$333	$85,077	$273,727	$—	$359,137

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$30,147	$27,267	$24,285
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	64,476	60,904	57,531
Gain on disposition of revenue equipment	(5,972)	(5,302)	(3,800)
Deferred income taxes	4,303	4,822	10,076
Tax benefits from share-based payment arrangement exercises	189	409	164
Excess tax benefits from share-based payment arrangement exercises	(165)	(336)	(142)
Share-based payment arrangement compensation expense	1,084	1,225	1,349
Income before income taxes attributable to noncontrolling interest	84	497	807
Equity in earnings from affiliate	(111)	-	-
Changes in other current operating items:
Receivables	(6,478)	(7,795)	1,247
Prepaid expenses and other	(25)	(64)	(2,020)
Accounts payable	2,387	1,021	(1,585)
Insurance and claims accruals	566	796	(4,611)
Accrued liabilities	(1,298)	2,095	2,905
Net cash provided by operating activities	89,187	85,539	86,206
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(102,808)	(121,777)	(75,332)
Proceeds from revenue equipment dispositions	48,048	46,634	36,457
Buildings and land, office equipment and other additions	(18,031)	(13,576)	(9,573)
Proceeds from buildings and land, office equipment and other dispositions	28	638	75
Decrease in cash and cash equivalents resulting from change to equity method of accounting	(1,924)	-	-
Other	(35)	(34)	102
Net cash used for investing activities	(74,722)	(88,115)	(48,271)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	82,697	21,517	37,632
Repayment of borrowings under credit facility and long-term debt	(85,423)	(18,791)	(56,978)
Dividends on common stock	(2,769)	(18,679)	(1,758)
Issuance of common stock from share-based payment arrangement exercises	1,126	968	137
Excess tax benefits from share-based payment arrangement exercises	165	336	142
Noncontrolling interest distributions	(84)	(123)	(529)
Change in net checks issued in excess of cash balances	-	-	(1,066)
Net cash used for financing activities	(4,288)	(14,772)	(22,420)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,177	(17,348)	15,515
CASH AND CASH EQUIVALENTS:
Beginning of year	3,473	20,821	5,306
End of year	$13,650	$3,473	$20,821
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$6,644	$(6,203)	$1,499
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$97	$9	$36
Income taxes	$16,190	$8,836	$(2,559)

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (“MWL”). As of March 28, 2013, Marten Transport deconsolidated MWL as we are no longer the primary beneficiary of MWL (See Note 9).

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

	Years
Tractors		5
Trailers		7
Service and other equipment	3	-	15
Buildings and improvements	20	-	40

In 2013, we replaced most of our company-owned tractors within approximately 4.5 years and our trailers within approximately 5.5 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Revenue recognition: We record revenue and related expenses on the date shipment of freight is completed. Our largest customer accounted for 8% of our revenue in 2013 and 9% of our revenue in 2012. We earned 11% and 10% of our revenue in 2011 from two single customers. During 2013, more than 99% of our revenue was generated within the United States.

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

            MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have seven operating segments that have been aggregated into two reporting segments (Truckload and Logistics) for financial reporting purposes. See Note 15 for more information.

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

2.    Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2013	2012
License fees	$4,169	$4,194
Tires in service	3,982	4,261
Parts and tires inventory	3,133	3,067
Insurance premiums	1,384	1,316
Other	2,606	2,652
	$15,274	$15,490

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2013	2012
Accrued expenses	$6,406	$4,649
Accrued liability to MWL	3,892	—
Vacation	3,872	3,560
Current income taxes	3,106	4,032
Salaries and wages	1,415	3,773
Other	560	967
	$19,251	$16,981

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

3.    Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At December 31, 2013, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million. At December 31, 2012, the credit facility had an outstanding principal balance of $2.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.05% at December 31, 2012.

             Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of a $0.50 per share of common stock special dividend in December 2012. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at December 31, 2013 and December 31, 2012.

4.    Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2013;

(a)     We purchase fuel and obtain tires and related services from a company in which one of our directors is the chairman of the board and chief executive officer and the principal stockholder. We paid that company $585,000 in 2013, $988,000 in 2012 and $1.4 million in 2011 for fuel and tire services. In addition, we paid $1.6 million in 2013 and $1.7 million in each of 2012 and 2011 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any accounts payable to that company as of December 31, 2013 or December 31, 2012.

(b)     We paid $495,000 in 2012 and $615,000 in 2011 for various construction projects to a company in which one of our directors is the president and owner. We did not pay this company for any services in 2013. We did not have any accounts payable to that company as of December 31, 2013 or December 31, 2012.

(c)     We provide transportation services to MWL as described in Note 9.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

5.    Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2013	2012	2011
Current:
Federal	$15,964	$12,728	$6,524
State	1,889	587	1,362
	17,853	13,315	7,886

Deferred:
Federal	3,909	5,542	9,837
State	394	(720)	239
	4,303	4,822	10,076
Total provision	$22,156	$18,137	$17,962

 The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	4	5	6
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	-	3
Other	-	-	(1)
Effective tax rate	42%	40%	43%

Our effective income tax rate increased to 42.4% in 2013 from 39.9% in 2012 primarily due to a decrease in 2012 to our deferred income tax liability as a result of a change in income apportionment for several states.

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2013	2012
Deferred tax assets:
Reserves and accrued liabilities	$6,051	$5,687
Other	2,796	2,714
	8,847	8,401
Deferred tax liabilities:
Depreciation	116,438	111,794
Prepaid expenses	2,631	2,526
	119,069	114,320
Net deferred tax liability	$110,222	$105,919

We have not provided a valuation allowance against deferred tax assets at December 31, 2013 or 2012. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Our reserves for unrecognized tax benefits were $340,000 as of December 31, 2013 and $281,000 as of December 31, 2012. The $59,000 increase in the amount reserved in 2013 relates to current period tax positions offset by the removal of the reserve relating to 2008. The amount reserved as of December 31, 2012 was added in 2008 through 2012 relating to current period tax positions. If recognized, $221,000 of the unrecognized tax benefits as of December 31, 2013 would impact our effective tax rate. No potential interest or penalties related to unrecognized tax benefits were recognized in our financial statements as of December 31, 2013. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2010 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6.    Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2013	2012	2011
Numerator:
Net income	$30,147	$27,267	$24,285
Denominator:
Basic earnings per common share - weighted-average shares	33,221	33,095	32,969
Effect of dilutive stock options	208	130	144
Diluted earnings per common share - weighted-average shares and assumed conversions	33,429	33,225	33,113
Basic earnings per common share	$0.91	$0.82	$0.74
Diluted earnings per common share	$0.90	$0.82	$0.73

Options totaling 304,600, 697,725 and 559,350 shares were outstanding but were not included in the calculation of diluted earnings per share for 2013, 2012 and 2011, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards (see Note 11) totaling 47,636, 65,400 and 69,270 shares for 2013, 2012 and 2011, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7. Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

8.    Dividends

In August 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. In 2013, we paid cash dividends totaling $2.8 million which consisted of quarterly dividends of $0.017 per share of common stock in March and May and $0.025 per share in September and December. In 2012, we paid cash dividends totaling $18.7 million which consisted of quarterly dividends of $0.013 per share in March and $0.017 per share in May, September and December, along with a special dividend of $0.50 per share in December. We paid quarterly cash dividends of $0.013 per share in 2011 totaling $1.8 million. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

9.    Equity Investment

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $8.2 million, $9.7 million and $9.0 million of our revenue for loads transported by our tractors and arranged by MWL in 2013, 2012 and 2011, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million, $9.7 million and $9.0 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, we also had a trade receivable in the amount of $610,000 from MWL and an accrued liability of $3.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

MARTEN TRANSPORT, LTD.

 Notes to Consolidated Financial Statements (Continued)

10.    Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions. The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations. In the first quarter of 2008 we repurchased and retired 101,250 shares of our common stock. We have made no purchases since the first quarter of 2008. The repurchase program does not have an expiration date.

11.    Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares. As of December 31, 2013, there were 1,015,759 shares reserved for issuance under options outstanding and 197,163 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan.

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

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2013	2012	2011

Expected option life in years(1)	6.1	6.1	6.3
Expected stock price volatility percentage(2)	33%	37%	39%
Risk-free interest rate percentage(3)	1.5%	1.1%	2.4%
Expected dividend yield(4)	0.51%	0.49%	0.38%
Fair value as of the date of grant	$5.46	$4.81	$5.69

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

In August 2010, we granted 95,100 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our first grant of such awards. As of December 31, 2010 and each December 31st thereafter through December 31, 2014, each award vests and becomes the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years is equal to the sum of a performance vesting percentage, which is the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. The goal of the awards is to incentivize the certain employees to increase our earnings an average of 15 percent per year over five years, which, when combined with the five percent per year service-based component, would result in full vesting over five years. The performance vesting percentage could be achieved earlier than in five years if annual earnings growth exceeds the average of fifteen percent, or not fully achieved if the annual earnings growth averages less than fifteen percent over the five-year period. All payments will be made in shares of our common stock. One half of the vested performance units will be paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In August 2011, we also granted 62,400 performance unit awards with similar terms to the awards granted in 2010, and which vest from December 31, 2011 through December 31, 2015.

In May 2012, we also granted 59,250 performance unit awards with similar terms to the awards granted in 2010 and 2011, and which vest from December 31, 2012 through December 31, 2016.

In May 2013, we also granted 62,550 performance unit awards with similar terms to the awards granted in 2010 through 2012, and which vest from December 31, 2013 through December 31, 2017.

The fair value of each performance unit is based on the closing market price on the date of grant. We recognize compensation expense for these awards based on the estimated number of units probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

 Total share-based compensation expense recorded in 2013 was $1.1 million ($672,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), in 2012 was $1.2 million ($759,000 net of income tax benefit, $0.023 of earnings per basic and diluted share) and in 2011 was $1.3 million ($837,000 net of income tax benefit, $0.025 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows. In 2013, 2012 and 2011, there was $165,000, $336,000 and $142,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2013, there was a total of $1.6 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.5 years, and $1.4 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2017.

Option activity in 2013 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2012	995,046	$13.01
Granted	174,625	16.76
Exercised	(120,762)	9.36
Forfeited	(33,150)	13.83
Outstanding at December 31, 2013	1,015,759	$14.07
Exercisable at December 31, 2013	684,309	$13.48

The 1,015,759 shares outstanding as of December 31, 2013 have a weighted average remaining contractual life of 4 years and an aggregate intrinsic value based on our closing stock price on December 31, 2013 for in-the-money options of $6.2 million. The 684,309 shares exercisable as of the same date have a weighted average remaining contractual life of 3.3 years and an aggregate intrinsic value similarly calculated of $4.6 million.

The fair value of options granted in 2013, 2012 and 2011 was $953,000, $695,000 and $350,000, respectively, for service-based options. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $915,000, $1.4 million and $442,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2013, 2012 and 2011 were $1.1 million, $968,000 and $137,000, respectively.

 MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Nonvested option awards as of December 31, 2013 and changes during 2013 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2012	297,330	$5.21	5.2
Granted	174,625	5.46	7.0
Vested	(120,405)	5.28	4.5
Forfeited	(20,100)	5.46	4.0
Nonvested at December 31, 2013	331,450	$5.30	5.5

The total fair value of options which vested during 2013, 2012 and 2011 was $636,000, $751,000 and $856,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2013:

			Weighted Average
			Grant Date
	Shares		Fair Value
Nonvested at December 31, 2012	114,819		$13.49
Granted	62,550		14.29
Vested	(35,894	) (1)	13.67
Forfeited	(23,943)		13.74
Nonvested at December 31, 2013	117,532		$13.81

(1)           This number of performance unit award shares vested based on our financial performance in 2013 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2014. The fair value of unit award shares that vested in 2013 was $491,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2013 was $17,500 for participants less than age 50 and $23,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2013, 2012 or 2011. Total expense recorded for the plan was $1.4 million in 2013, $909,000 in 2012 and $803,000 in 2011.

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

12.    Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan. The deferred compensation plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. As of December 31, 2013, 70,768.5 shares of Company common stock were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

13.    Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

14.    Commitments and Contingencies

We are committed to building construction and acquisition expenditures of $4.2 million in 2014 and operating lease obligation expenditures totaling $1.1 million through 2017.

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

15.    Business Segments

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

(Dollars in thousands)	2013	2012	2011
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$400,324	$378,383	$357,787
Truckload fuel surcharge revenue	106,955	104,940	98,060
Total Truckload revenue	507,279	483,323	455,847

Logistics revenue, net of intermodal fuel surcharge revenue(1)	131,186	138,960	132,890
Intermodal fuel surcharge revenue	20,749	16,173	14,942
Total Logistics revenue	151,935	155,133	147,832

Total operating revenue	$659,214	$638,456	$603,679

Operating income:
Truckload	$44,865	$36,805	$35,298
Logistics	7,130	9,048	7,732
Total operating income	$51,995	$45,853	$43,030

(1)

Logistics revenue is net of $2.1 million, $9.7 million and $9.0 million of inter-segment revenue in 2013, 2012 and 2011, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

         Truckload segment depreciation expense was $59.3 million, $56.7 million and $54.4 million, and Logistics segment depreciation expense was $5.2 million, $4.2 million and $3.1 million, in 2013, 2012 and 2011, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2013 and 2012:

2013 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$164,474	$161,413	$167,103	$166,224
Operating income	12,538	13,121	13,653	12,683
Net income	7,202	7,667	7,977	7,301
Basic earnings per common share	0.22	0.23	0.24	0.22
Diluted earnings per common share	0.22	0.23	0.24	0.22

2012 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$151,474	$156,964	$163,606	$166,412
Operating income	9,519	13,283	9,840	13,211
Net income	5,446	7,584	6,518	7,719
Basic earnings per common share	0.16	0.23	0.20	0.23
Diluted earnings per common share	0.16	0.23	0.20	0.23

              The sum of the diluted earnings per common share for the 2013 quarters exceeds the diluted earnings per common share for 2013, due to differences in rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP will be dismissed as our independent registered public accounting firm upon completion of KPMG LLP's audit of our consolidated financial statements as of and for the year ended December 31, 2013 and the effectiveness of our internal control over financial reporting as of December 31, 2013, the issuance of KPMG LLP's reports thereon and the filing of our Form 10-K related thereto.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2014 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.	Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2014 Proxy Statement is incorporated in this Report by reference.

D.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2014 Proxy Statement is incorporated in this Report by reference.

F.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2014 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2014 Proxy Statement is incorporated in this Report by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2014 Proxy Statement is incorporated in this Report by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2014 Proxy Statement is incorporated in this Report by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2014 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 61 through 64. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 10, 2014. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(2)	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan.

	(4)	Named Executive Officer Compensation.

	(5)	Form of Amended and Restated Change in Control Severance Agreement.

	(6)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement.

	(7)	Form of Second Amendment to Amended and Restated Change in Control Agreement.

	(8)	Form of Non-employee Director Non-statutory Stock Option Agreement.

	(9)	Form of Indemnification Agreement.

	(10)	Marten Transport, Ltd. Deferred Compensation Plan.

	(11)	Form of Performance Unit Award Agreement.

	(12)	Executive Officer Performance Incentive Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2014	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2013	$13,838	$35,194	$(34,628	)(1)	$14,404
Year ended December 31, 2012	13,042	32,548	(31,752	)(1)	13,838
Year ended December 31, 2011	17,653	27,675	(32,286	)(1)	13,042

Allowance for doubtful accounts:
Year ended December 31, 2013	334	225	(109	)(2)	450
Year ended December 31, 2012	470	—	(136	)(2)	334
Year ended December 31, 2011	170	544	(244	)(2)	470

(1)     Claims payments

(2)     Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2013

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 33-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Bylaws of the Company	See Exhibit 3.3 above.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.2	Form of Non-Statutory Stock Option Agreement for the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 31, 2006.

10.3	Form of Non-employee Director Non-statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-15010).

10.4	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

Item No.	Item	Filing Method

10.5

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.6	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.7

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.8	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.9	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.10	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.11	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.12	Form of Performance Unit Award Agreement	Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.13	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.14

Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders.

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

Item No.	Item	Filing Method

10.15	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.16	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 6, 2013.

10.17	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

23.1	Consent of KPMG LLP	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 12, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three years ended December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.