Form 10-Q
period 2014-03-31
MARTEN TRANSPORT LTD
filed 2014-05-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,354,212 as of May 1, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,315	$13,650
Receivables:
Trade, net	70,306	70,869
Other	2,212	4,142
Prepaid expenses and other	13,366	15,274
Deferred income taxes	3,479	3,415
Total current assets	108,678	107,350
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	596,031	579,925
Accumulated depreciation	(171,886)	(164,916)
Net property and equipment	424,145	415,009
Other assets	3,489	3,443
TOTAL ASSETS	$536,312	$525,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,467	$38,624
Insurance and claims accruals	14,847	14,404
Total current liabilities	57,314	53,028
Deferred income taxes	114,777	113,637
Total liabilities	172,091	166,665

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,349,150 shares at March 31, 2014, and 33,301,048 shares at December 31, 2013, issued and outstanding	333	333
Additional paid-in capital	85,708	85,077
Retained earnings	278,180	273,727
Total stockholders’ equity	364,221	359,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,312	$525,802

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share information)	2014	2013

OPERATING REVENUE	$159,409	$164,474

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	43,732	42,125
Purchased transportation	28,130	34,184
Fuel and fuel taxes	39,826	40,323
Supplies and maintenance	10,435	9,533
Depreciation	16,371	15,688
Operating taxes and licenses	1,713	1,770
Insurance and claims	6,125	5,811
Communications and utilities	1,433	1,283
Gain on disposition of revenue equipment	(663)	(2,415)
Other	3,667	3,634

Total operating expenses	150,769	151,936

OPERATING INCOME	8,640	12,538

OTHER	(98)	(15)

INCOME BEFORE INCOME TAXES	8,738	12,553
Less: Income before income taxes attributable to noncontrolling interest	-	84

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	8,738	12,469

PROVISION FOR INCOME TAXES	3,451	5,267

NET INCOME	$5,287	$7,202

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.22

DIVIDENDS DECLARED PER COMMON SHARE	$0.025	$0.017

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Marten Transport, Ltd. Stockholders

						Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders'
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2012	33,164	$332	$82,679	$246,349	$2,563	$331,923
Net income	-	-	-	7,202	-	7,202
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	18	-	22	-	-	22
Share-based payment arrangement compensation expense	-	-	217	-	-	217
Dividends on common stock	-	-	-	(553)	-	(553)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	84	84
Noncontrolling interest distributions	-	-	-	-	(84)	(84)
Change to equity method of accounting	-	-	-	-	(2,563)	(2,563)
Balance at March 31, 2013	33,182	332	82,918	252,998	-	336,248
Net income	-	-	-	22,945	-	22,945
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	119	1	1,103	-	-	1,104
Tax benefits from share-based payment arrangement exercises	-	-	189	-	-	189
Share-based payment arrangement compensation expense	-	-	867	-	-	867
Dividends on common stock	-	-	-	(2,216)	-	(2,216)
Balance at December 31, 2013	33,301	333	85,077	273,727	-	359,137
Net income	-	-	-	5,287	-	5,287
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	48	-	370	-	-	370
Tax benefits from share-based payment arrangement exercises	-	-	50	-	-	50
Share-based payment arrangement compensation expense	-	-	211	-	-	211
Dividends on common stock	-	-	-	(834)	-	(834)
Balance at March 31, 2014	33,349	$333	$85,708	$278,180	$-	$364,221

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$5,287	$7,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,371	15,688
Gain on disposition of revenue equipment	(663)	(2,415)
Deferred income taxes	1,076	1,564
Tax benefits from share-based payment arrangement exercises	50	-
Excess tax benefits from share-based payment arrangement exercises	(5)	-
Share-based payment arrangement compensation expense	211	217
Income before income taxes attributable to noncontrolling interest	-	84
Equity in earnings from affiliate	(37)	-
Changes in other current operating items:
Receivables	1,795	(307)
Prepaid expenses and other	1,908	1,783
Accounts payable and accrued liabilities	1,072	(1,572)
Insurance and claims accruals	443	(250)
Net cash provided by operating activities	27,508	21,994

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(27,543)	(23,989)
Proceeds from revenue equipment dispositions	9,850	14,478
Buildings and land, office equipment and other additions	(3,682)	(1,743)
Proceeds from buildings and land, office equipment and other dispositions	-	2
Decrease in cash and cash equivalents resulting from change to equity method of accounting	-	(1,924)
Other	(9)	91
Net cash used for investing activities	(21,384)	(13,085)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(834)	(553)
Issuance of common stock from share-based payment arrangement exercises	370	22
Excess tax benefits from share-based payment arrangement exercises	5	-
Borrowings under credit facility and long-term debt	-	2,649
Repayment of borrowings under credit facility and long-term debt	-	(5,375)
Noncontrolling interest distributions	-	(84)
Net cash used for financing activities	(459)	(3,341)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,665	5,568
CASH AND CASH EQUIVALENTS:
Beginning of period	13,650	3,473
End of period	$19,315	$9,041

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$3,469	$15,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$24	$2
Income taxes	$2,347	$3,697

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2013 Annual Report on Form 10-K.

The accompanying unaudited consolidated condensed financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (MWL). As of March 28, 2013, Marten Transport deconsolidated MWL as we are no longer the primary beneficiary of MWL (See Note 8).

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Numerator:
Net income	$5,287	$7,202
Denominator:
Basic earnings per common share - weighted-average shares	33,340	33,182
Effect of dilutive stock options	291	140
Diluted earnings per common share - weighted-average shares and assumed conversions	33,631	33,322

Basic earnings per common share	$0.16	$0.22
Diluted earnings per common share	$0.16	$0.22

              Options totaling 108,500 and 594,075 shares for the three-month periods ended March 31, 2014 and March 31, 2013, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares or due to inclusion of average unrecognized compensation expense in the calculation.

Unvested performance unit awards totaling 35,964 and 51,962 shares for the three-month periods ended March 31, 2014 and March 31, 2013, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At March 31, 2014, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.99% at September 30, 2013, the last quarter-end date with an outstanding principal balance.

(5) Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $138,000 in the first three months of 2014 and $171,000 in the first three months of 2013 for fuel and tire services. In addition, we paid $238,000 in the first three months of 2014 and $307,000 in the first three months of 2013 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MWL as described in Note 8.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in March 2014 and paid in April 2014, and of $0.017 per share of common stock were paid in March 2013.

(7)     Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first three months of 2014, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2014 and 2013 was $211,000 and $217,000, respectively. See Note 11 to our consolidated financial statements in our 2013 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan.

(8)     Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. Pursuant to the guidance in the Variable Interest Entities (VIE) Subsections of FASB ASC 810, Consolidation, we included the accounts of MWL in our consolidated financial statements from April 1, 2004 to March 27, 2013, as we were deemed to be the entity’s primary beneficiary. On March 28, 2013, the other member of MWL made a capital contribution to MWL which triggered a VIE reconsideration event, and it was determined that MWL is no longer required to be consolidated as of that date. Accordingly, we deconsolidated MWL and have accounted for our ownership interest in MWL under the equity method of accounting, effective as of March 28, 2013.

Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. We completed a valuation analysis and have determined that the net carrying value of our equity interest in MWL as of March 28, 2013 of $2.6 million was equal to its fair value and, as such, no gain or loss was recognized upon deconsolidation of MWL. In determining the fair value, we utilized a combination of the income and market approaches, and equally weighed the business enterprise value of MWL provided by each approach. The income approach included the following inputs and assumptions: (a) an expectation regarding the growth of MWL’s revenue at a compounded average growth rate; (b) a perpetual long-term growth rate; and (c) a discount rate that was based on MWL’s estimated weighted average cost of capital. The market approach included a range of multiples of selected comparable companies applied to MWL’s financial metrics for the trailing twelve months in order to obtain an indication of MWL’s business enterprise value on a minority, marketable basis.

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $1.7 million and $2.2 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million for the three-month period ended March 31, 2013. As of March 31, 2014, we also had a trade receivable in the amount of $694,000 from MWL and an accrued liability of $2.2 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9) Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10) Commitments and Contingencies

We are committed to purchase $42.0 million of new revenue equipment in the remainder of 2014; building construction and acquisition expenditures of $2.6 million in the remainder of 2014; and operating lease obligation expenditures totaling $937,000 through 2017.

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

(11) Business Segments

We have six current operating segments that have been aggregated into two reporting segments (Truckload and Logistics) for financial reporting purposes. The primary source of our operating revenue is truckload revenue, which we generate by transporting freight for our customers and report within our Truckload segment. Generally, we are paid by the mile for our services. We also derive truckload revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated MWL effective March 28, 2013. Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities. Intermodal services involve the transport of our temperature-controlled trailers and dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

The following table sets forth for the periods indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$97,530	$94,965
Truckload fuel surcharge revenue	26,534	26,769
Total Truckload revenue	124,064	121,734

Logistics revenue, net of intermodal fuel surcharge revenue(1)	30,009	37,760
Intermodal fuel surcharge revenue	5,336	4,980
Total Logistics revenue	35,345	42,740

Total operating revenue	$159,409	$164,474

Operating income:
Truckload	$7,500	$10,000
Logistics	1,140	2,538
Total operating income	$8,640	$12,538

(1)

Logistics revenue is net of $2.1 million of inter-segment revenue in the three-month period ended March 31, 2013 for loads transported by our tractors and arranged by MWL prior to the deconsolidation of MWL effective March 28, 2013. Such revenue has been eliminated in consolidation.

             Truckload segment depreciation expense was $14.8 million and $14.5 million, and Logistics segment depreciation expense was $1.6 million and $1.2 million, in the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2013. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue also includes revenue reported within our Logistics segment, which consists of revenue from our internal brokerage and intermodal operations, and through our 45% interest in MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated MWL effective March 28, 2013. Brokerage services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities. Intermodal services involve the transport of our temperature-controlled trailers and dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our logistics revenue are the rate per mile and other charges we receive from our customers.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market, a contracting driver market, severe weather conditions and specific customer demand.

Our operating revenue decreased $5.1 million, or 3.1%, in the first three months of 2014. Our operating revenue, net of fuel surcharges and MWL revenue, increased $1.5 million, or 1.2%, compared with the first three months of 2013. Truckload segment revenue, net of fuel surcharges, increased 2.7% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.9%, partially offset by a decrease in our average fleet size of 1.2% from the first three months of 2013. Fuel surcharge revenue increased slightly to $31.9 million in the first three months of 2014 from $31.7 million in the same period of 2013. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, decreased 2.0% compared with the first three months of 2013. This decrease resulted from a decrease in brokerage revenue, partially offset by volume growth in our intermodal services. Logistics revenue as a percentage of our operating revenue, with each net of MWL revenue, was 22.2% in the first three months of 2014 compared to 22.9% in the first three months of 2013.

             Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Logistics segment, our profitability on the expense side is impacted by the percentage of logistics revenue we pay to providers for the transportation services we arrange.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 94.6% in the first three months of 2014 from 92.4% in the first three months of 2013. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 93.2% for the first three months of 2014 from 90.6% for the first three months of 2013. Our net income decreased to $5.3 million in the first three months of 2014 from $7.2 million in the first three months of 2013. The decrease in profitability in the first three months of 2014 was primarily caused by the impact of the severe weather conditions on both freight volumes and operating costs, along with a significant reduction in the gain on disposition of revenue equipment, partially offset by the increase in our average truckload revenue per tractor.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2014, we had $19.3 million of cash and cash equivalents, $364.2 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2014, net cash flows provided by operating activities of $27.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.7 million, to partially construct regional operating facilities in the amount of $1.5 million, and to increase cash and cash equivalents by $5.7 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $79 million for the remainder 2014. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended March 31,
	2014	2013

Truckload Segment:
Total Truckload revenue (in thousands)	$124,064	$121,734
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,500	$3,368
Average tractors (1)	2,167	2,193
Average miles per trip	616	627
Total miles – company-employed drivers (in thousands)	54,362	54,895
Total miles – independent contractors (in thousands)	1,057	941

Logistics Segment:
Total Logistics revenue (in thousands):	$35,345	$42,740
Brokerage:
Marten Transport
Revenue (in thousands)	$11,655	$14,469
Loads	7,708	9,430
MWL
Revenue (in thousands)	$-	$6,676
Loads	-	3,758
Intermodal:
Revenue (in thousands)	$23,690	$21,595
Loads	10,523	8,590
Average tractors	98	78

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 41 and 49 tractors as of March 31, 2014 and 2013, respectively.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

	Three Months Ended March 31,		Dollar Change Three Months Ended March 31,	Percentage Change Three Months Ended March 31,
(Dollars in thousands)	2014	2013	2014 vs. 2013	2014 vs. 2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$97,530	$94,965	$2,565	2.7%
Truckload fuel surcharge revenue	26,534	26,769	(235)	(0.9)
Total Truckload revenue	124,064	121,734	2,330	1.9

Logistics revenue, net of intermodal fuel surcharge revenue(1)	30,009	37,760	(7,751)	(20.5)
Intermodal fuel surcharge revenue	5,336	4,980	356	7.1
Total Logistics revenue	35,345	42,740	(7,395)	(17.3)

Total operating revenue	$159,409	$164,474	$(5,065)	(3.1)%

Operating income:
Truckload	$7,500	$10,000	$(2,500)	(25.0)%
Logistics	1,140	2,538	(1,398)	(55.1)
Total operating income	$8,640	$12,538	$(3,898)	(31.1)%

Operating ratio(2):
Truckload	94.0%	91.8%
Logistics	96.8	94.1
Consolidated operating ratio	94.6%	92.4%

(1)

Logistics revenue is net of $2.1 million of inter-segment revenue in the 2013 period for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in the 2013 period relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $5.1 million, or 3.1%, to $159.4 million in the 2014 period from $164.5 million in the 2013 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $1.5 million, or 1.2%, to $127.5 million in the 2014 period from $126.0 million in the 2013 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, along with growth in intermodal revenue, partially offset by a decrease in brokerage revenue. Fuel surcharge revenue increased slightly to $31.9 million in the 2014 period from $31.7 million in the 2013 period.

Truckload segment revenue increased $2.3 million, or 1.9%, to $124.1 million in the 2014 period from $121.7 million in the 2013 period. Truckload segment revenue, net of fuel surcharges, increased 2.7% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.9%, partially offset by a decrease in our average fleet size of 1.2% from the 2013 period. The decrease in profitability in the 2014 period was primarily caused by the impact of the severe weather conditions on both freight volumes and operating costs, along with a significant reduction in the gain on disposition of revenue equipment, partially offset by the increase in our average truckload revenue per tractor.

Logistics segment revenue decreased $7.4 million, or 17.3%, to $35.3 million in the 2014 period from $42.7 million in the 2013 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, decreased 2.0%. This decrease resulted from a decrease in brokerage revenue, partially offset by volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2014 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our intermodal revenue and the impact of the severe weather conditions in the 2014 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2014 vs. 2013	2014 vs. 2013	2014	2013

Operating revenue	$(5,065)	(3.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,607	3.8	27.4	25.6
Purchased transportation	(6,054)	(17.7)	17.6	20.8
Fuel and fuel taxes	(497)	(1.2)	25.0	24.5
Supplies and maintenance	902	9.5	6.5	5.8
Depreciation	683	4.4	10.3	9.5
Operating taxes and licenses	(57)	(3.2)	1.1	1.1
Insurance and claims	314	5.4	3.8	3.5
Communications and utilities	150	11.7	0.9	0.8
Gain on disposition of revenue equipment	1,752	72.5	(0.4)	(1.5)
Other	33	0.9	2.3	2.2
Total operating expenses	(1,167)	(0.8)	94.6	92.4
Operating income	(3,898)	(31.1)	5.4	7.6
Other	(83)	(553.3)	(0.1)	-
Income before income taxes	(3,815)	(30.4)	5.5	7.6
Less: Income before income taxes attributable to noncontrolling interest	(84)	(100.0)	-	0.1
Income before income taxes attributable to Marten Transport, Ltd.	(3,731)	(29.9)	5.5	7.6
Provision for income taxes	(1,816)	(34.5)	2.2	3.2
Net income	$(1,915)	(26.6)%	3.3%	4.4%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2013 period resulted primarily from an increase in employees’ health insurance expense of $1.3 million due to an increase in our self-insured medical claims, which was partially offset by a $613,000 decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers. Purchased transportation expense decreased $6.1 million in total, or 17.7%, in the 2014 period from the 2013 period. Payments to carriers for transportation services we arranged in our brokerage operations decreased $2.5 million to $9.8 million in the 2014 period from $12.3 million in the 2013 period due to a volume decrease, and in our intermodal services increased $1.7 million to $16.7 million in the 2014 period from $15.0 million in the 2013 period due to a volume increase. With the March 28, 2013 deconsolidation of MWL, there was no purchased transportation expense related to MWL included in our Logistics segment in the 2014 period compared with $5.4 million in the 2013 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, increased $191,000 in the 2014 period. We expect that purchased transportation expense will increase as we grow our Logistics segment.

Fuel and fuel taxes decreased by $497,000 in the 2014 period from the 2013 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $186,000, or 1.5%, to $12.5 million in the 2014 period from $12.7 million in the 2013 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.6 million in the 2014 period and $4.2 million in the 2013 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above, a decrease in total miles driven, and a slight decrease in the DOE national average cost of fuel to $3.96 per gallon in the 2014 period from $4.02 per gallon in the 2013 period. Net fuel expense represented 10.8% of truckload and intermodal revenue, net of fuel surcharges, in the 2014 period, compared with 11.4% in the 2013 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $902,000, or 9.5%, from the 2013 period. The severe weather conditions in the 2014 period significantly affected our maintenance costs, specifically our repairs at external facilities, parts and tires, which increased $1.6 million from the 2013 period. This increase was partially offset by lower loading/unloading, tolls and trailer hostling expense.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Gain on disposition of revenue equipment decreased to $663,000 in the 2014 period from $2.4 million in the 2013 period due to a decrease in the market value for used revenue equipment, along with a decrease in the number of planned tractor dispositions. Future gains or losses on disposition of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 94.6% in the 2014 period from 92.4% in the 2013 period. The operating ratio for our Truckload segment increased to 94.0% in the 2014 period from 91.8% in the 2013 period. The operating ratio for our Logistics segment was 96.8% and 94.1% in the 2014 and 2013 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 93.2% in the 2014 period from 90.6% in the 2013 period.

Our effective income tax rate decreased to 39.5% in the 2014 period from 42.2% in the 2013 period.

As a result of the factors described above, net income decreased to $5.3 million in the 2014 period from $7.2 million in the 2013 period. Net earnings per diluted share decreased to $0.16 in the 2014 period from $0.22 in the 2013 period.

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

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash flows provided by operating activities	$27,508	$21,994
Net cash flows used for investing activities	(21,384)	(13,085)
Net cash flows used for financing activities	(459)	(3,341)

In the first three months of 2014, net cash flows provided by operating activities of $27.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.7 million, to partially construct regional operating facilities in the amount of $1.5 million, and to increase cash and cash equivalents by $5.7 million. In the first three months of 2013, net cash flows provided by operating activities of $22.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $9.5 million, to repay $2.7 million of long-term debt, to partially construct and acquire regional operating facilities in the amount of $982,000, to pay cash dividends of $553,000, and to increase cash and cash equivalents by $5.6 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $79 million for the remainder of 2014. Quarterly cash dividends of $0.025 per share of common stock in the amount of $834,000 were declared in March 2014 and paid in April 2014, and of $0.017 per share of common stock in the amount of $553,000 were paid in March 2013. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75 million. At March 31, 2014, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $8.3 million and remaining borrowing availability of $41.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at March 31, 2014.

The following is a summary of our contractual obligations as of March 31, 2014.

	Payments Due by Period
(In thousands)	Remainder of 2014	2015 And 2016	2017 And 2018	Thereafter	Total
Purchase obligations for revenue equipment	$42,033	$—	$—	$—	$42,033
Building construction and acquisition obligations	2,642	—	—	—	2,642
Operating lease obligations	347	587	3	—	937
Total	$45,022	$587	$3	$—	$45,612

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2014 of 63,275.6 shares of Company common stock with a value of $1.4 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $138,000 in the first three months of 2014 and $171,000 in the first three months of 2013 for fuel and tire services. In addition, we paid $238,000 in the first three months of 2014 and $307,000 in the first three months of 2013 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $1.7 million and $2.2 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million for the three-month period ended March 31, 2013. As of March 31, 2014, we also had a trade receivable in the amount of $694,000 from MWL and an accrued liability of $2.2 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.3 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2014.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $444,000 as of March 31, 2014 and $450,000 as of December 31, 2013. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $424.1 million as of March 31, 2014 and $415.0 million as of December 31, 2013. Our depreciation expense was $16.4 million for the first three months of 2014 and $15.7 million for the first three months of 2013. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2014 by approximately $10.0 million, or 2.4%.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $8.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.8 million as of March 31, 2014 and $14.4 million as December 31, 2013. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated outstanding loss reserves as of March 31, 2014 would have needed to increase by approximately $3.6 million.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2014, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.0 million.

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

Item 4.   Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item

1A to Part 1 of our Form 10-K for the year ended December 31, 2013.

Item 6.           Exhibits.

Item No.	Item	Method of Filing
10.16 10.18 10.19 31.1

Named Executive Officer Compensation

Letter from KPMG LLP dated March 13, 2014

2014 Non-employee Director Compensation Summary

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Incorporated by reference

to Exhibit 10.1 of the

Company’s Current Report on

Form 8-K filed May 7, 2014.

Incorporated by reference

to Exhibit 16.1 of the

Company’s Current Report on

Form 8-K filed March 13, 2014.

Incorporated by reference

to Exhibit 10.2 of the

Company’s Current Report on

Form 8-K filed May 7, 2014.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2014 and March 31, 2013, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2014 and March 31, 2013, and for the nine-month period ended December 31, 2013, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2014 and March 31, 2013, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 9, 2014	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)