Form 10-Q
period 2014-09-30
MARTEN TRANSPORT LTD
filed 2014-11-07
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,405,829 as of October 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$187	$13,650
Receivables:
Trade, net	73,202	70,869
Other	4,905	4,142
Prepaid expenses and other	13,481	15,274
Deferred income taxes	3,588	3,415
Total current assets	95,363	107,350
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	642,271	579,925
Accumulated depreciation	(174,951)	(164,916)
Net property and equipment	467,320	415,009
Other assets	3,923	3,443
TOTAL ASSETS	$566,606	$525,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$28	$-
Accounts payable and accrued liabilities	38,709	38,624
Insurance and claims accruals	13,759	14,404
Total current liabilities	52,496	53,028
Long-term debt	24,681	-
Deferred income taxes	110,015	113,637
Total liabilities	187,192	166,665

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,405,829 shares at September 30, 2014, and 33,301,048 shares at December 31, 2013, issued and outstanding	334	333
Additional paid-in capital	86,992	85,077
Retained earnings	292,088	273,727
Total stockholders’ equity	379,414	359,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,606	$525,802

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2014	2013	2014	2013

OPERATING REVENUE	$171,550	$167,103	$499,382	$492,990

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	46,435	43,310	134,834	127,780
Purchased transportation	32,914	30,136	91,783	92,449
Fuel and fuel taxes	39,398	42,547	119,718	123,466
Supplies and maintenance	10,273	10,296	31,059	29,827
Depreciation	17,253	16,248	50,489	48,155
Operating taxes and licenses	1,837	1,811	5,278	5,406
Insurance and claims	6,205	5,741	18,993	17,360
Communications and utilities	1,507	1,305	4,251	3,850
Gain on disposition of revenue equipment	(1,419)	(1,472)	(3,360)	(5,124)
Other	4,105	3,528	11,723	10,509

Total operating expenses	158,508	153,450	464,768	453,678

OPERATING INCOME	13,042	13,653	34,614	39,312

OTHER	(226)	(130)	(936)	(298)

INCOME BEFORE INCOME TAXES	13,268	13,783	35,550	39,610
Less: Income before income taxes attributable to noncontrolling interest	-	-	-	84

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO MARTEN TRANSPORT, LTD.	13,268	13,783	35,550	39,526

PROVISION FOR INCOME TAXES	5,616	5,806	14,685	16,680

NET INCOME	$7,652	$7,977	$20,865	$22,846

BASIC EARNINGS PER COMMON SHARE	$0.23	$0.24	$0.63	$0.69

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.24	$0.62	$0.68

DIVIDENDS DECLARED PER COMMON SHARE	$0.025	$0.025	$0.075	$0.058

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Marten Transport, Ltd. Stockholders
						Total
			Additional		Non-	Stock-
	Common Stock		Paid-In	Retained	controlling	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at December 31, 2012	33,164	$332	$82,679	$246,349	$2,563	$331,923
Net income	-	-	-	22,846	-	22,846
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	66	-	282	-	-	282
Tax benefits from share-based payment arrangement exercises	-	-	146	-	-	146
Share-based payment arrangement compensation expense	-	-	862	-	-	862
Dividends on common stock	-	-	-	(1,937)	-	(1,937)
Income before income taxes attributable to noncontrolling interest	-	-	-	-	84	84
Noncontrolling interest distributions	-	-	-	-	(84)	(84)
Change to equity method of accounting	-	-	-	-	(2,563)	(2,563)
Balance at September 30, 2013	33,230	332	83,969	267,258	-	351,559
Net income	-	-	-	7,301	-	7,301
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	71	1	843	-	-	844
Tax benefits from share-based payment arrangement exercises	-	-	43	-	-	43
Share-based payment arrangement compensation expense	-	-	222	-	-	222
Dividends on common stock	-	-	-	(832)	-	(832)
Balance at December 31, 2013	33,301	333	85,077	273,727	-	359,137
Net income	-	-	-	20,865	-	20,865
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	1,054	-	-	1,055
Tax benefits from share-based payment arrangement exercises	-	-	141	-	-	141
Share-based payment arrangement compensation expense	-	-	720	-	-	720
Dividends on common stock	-	-	-	(2,504)	-	(2,504)
Balance at September 30, 2014	33,406	$334	$86,992	$292,088	$-	$379,414

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$20,865	$22,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,489	48,155
Gain on disposition of revenue equipment	(3,360)	(5,124)
Deferred income taxes	(3,795)	4,695
Tax benefits from share-based payment arrangement exercises	141	146
Excess tax benefits from share-based payment arrangement exercises	(97)	(122)
Share-based payment arrangement compensation expense	720	862
Income before income taxes attributable to noncontrolling interest	-	84
Equity in earnings from affiliate	(453)	(203)
Changes in other current operating items:
Receivables	(3,825)	(7,725)
Prepaid expenses and other	1,793	2,501
Accounts payable and accrued liabilities	(3,450)	(252)
Insurance and claims accruals	(645)	(14)
Net cash provided by operating activities	58,383	65,849

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(102,752)	(85,864)
Proceeds from revenue equipment dispositions	35,429	35,321
Buildings and land, office equipment and other additions	(27,870)	(12,236)
Proceeds from buildings and land, office equipment and other dispositions	17	2
Decrease in cash and cash equivalents resulting from change to equity method of accounting	-	(1,924)
Other	(27)	(27)
Net cash used for investing activities	(95,203)	(64,728)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	102,912	77,546
Repayment of borrowings under credit facility and long-term debt	(78,231)	(79,451)
Dividends on common stock	(2,504)	(1,937)
Issuance of common stock from share-based payment arrangement exercises	1,055	282
Excess tax benefits from share-based payment arrangement exercises	97	122
Change in net checks issued in excess of cash balances	28	-
Noncontrolling interest distributions	-	(84)
Net cash provided by (used for) financing activities	23,357	(3,522)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,463)	(2,401)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,650	3,473
End of period	$187	$1,072

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$4,264	$6,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$114	$69
Income taxes	$20,001	$13,015

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income	$7,652	$7,977	$20,865	$22,846
Denominator:
Basic earnings per common share - weighted-average shares	33,403	33,226	33,371	33,206
Effect of dilutive stock options	289	249	301	183
Diluted earnings per common share - weighted-average shares and assumed conversions	33,692	33,475	33,672	33,389

Basic earnings per common share	$0.23	$0.24	$0.63	$0.69
Diluted earnings per common share	$0.23	$0.24	$0.62	$0.68

              Options totaling 171,500 equivalent shares for each of the three-month and nine-month periods ended September 30, 2014, and 67,500 and 355,350 equivalent shares for the three-month and nine-month periods ended September 30, 2013, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 39,885 equivalent shares for each of the three-month and nine-month periods ended September 30, 2014, and 49,404 equivalent shares for each of the three-month and nine-month periods ended September 30, 2013, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On June 14, 2013, we effected a three - for - two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At September 30, 2014, there was an outstanding principal balance of $24.7 million on the credit facility. As of that date, we had outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $16.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.99% at September 30, 2014.

(5) Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $413,000 in the first nine months of 2014 and $449,000 in the first nine months of 2013 for fuel and tire services. In addition, we paid $1.1 million in the first nine months of 2014 and $1.3 million in the first nine months of 2013 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MWL as described in Note 8.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2014. Quarterly cash dividends of $0.017 per share of common stock were declared in each of the first two quarters of 2013, and of $0.025 per share of common stock were declared in the third quarter of 2013.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first nine months of 2014, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2014 and 2013 was $720,000 and $862,000, respectively. See Note 11 to our consolidated financial statements in our 2013 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan.

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $5.7 million and $6.3 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million for the three-month period ended March 31, 2013. As of September 30, 2014, we also had both a trade receivable in the amount of $1.1 million and a current receivable of $1.7 million from MWL for the excess of amounts drawn by MWL over the payments by MWL’s customers into our lockbox account.

(9) Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(10) Commitments and Contingencies

We are committed to purchase $12.8 million of new revenue equipment in the remainder of 2014 and operating lease obligation expenditures totaling $685,000 through 2017.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$105,271	$103,145	$304,962	$298,106
Truckload fuel surcharge revenue	25,816	27,135	79,294	80,760
Total Truckload revenue	131,087	130,280	384,256	378,866

Logistics revenue, net of intermodal fuel surcharge revenue(1)	34,670	31,397	98,197	98,878
Intermodal fuel surcharge revenue	5,793	5,426	16,929	15,246
Total Logistics revenue	40,463	36,823	115,126	114,124

Total operating revenue	$171,550	$167,103	$499,382	$492,990

Operating income:
Truckload	$12,501	$12,267	$31,844	$33,643
Logistics	541	1,386	2,770	5,669
Total operating income	$13,042	$13,653	$34,614	$39,312

(1)

Logistics revenue is net of $2.1 million of inter-segment revenue in the three-month period ended March 31, 2013 for loads transported by our tractors and arranged by MWL prior to the deconsolidation of MWL effective March 28, 2013. Such revenue has been eliminated in consolidation.

             Truckload segment depreciation expense was $15.5 million and $15.0 million, and Logistics segment depreciation expense was $1.8 million and $1.3 million, in the three-month periods ended September 30, 2014 and September 30, 2013, respectively. Truckload segment depreciation expense was $45.3 million and $44.5 million, and Logistics segment depreciation expense was $5.2 million and $3.7 million, in the first nine months of 2014 and 2013, respectively.

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

(13) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2017, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. Early application is not permitted. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

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

Our operating revenue increased $6.4 million, or 1.3%, in the first nine months of 2014. Our operating revenue, net of fuel surcharges and MWL revenue, increased $12.9 million, or 3.3%, compared with the first nine months of 2013. Truckload segment revenue, net of fuel surcharges, increased 2.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.1%, partially offset by a decrease in our average fleet size of 0.8% from the first nine months of 2013. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. Fuel surcharge revenue increased to $96.2 million in the first nine months of 2014 from $96.0 million in the same period of 2013. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 6.5% compared with the first nine months of 2013. This increase resulted primarily from volume growth in our intermodal services. Logistics revenue as a percentage of our operating revenue, with each net of MWL revenue, was 23.1% in the first nine months of 2014 compared to 22.1% in the first nine months of 2013.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 93.1% in the first nine months of 2014 from 92.0% in the first nine months of 2013. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 91.4% for the first nine months of 2014 from 90.1% for the first nine months of 2013. Our net income decreased to $20.9 million in the first nine months of 2014 from $22.8 million in the first nine months of 2013. The decrease in profitability in the first nine months of 2014 was primarily caused by the impact of the severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, a significant reduction in the gain on disposition of revenue equipment, and costs associated with rail service interruption and delay issues that constrained our intermodal operations, partially offset by the increase in our average truckload revenue per tractor.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2014, we had $187,000 of cash and cash equivalents, $24.7 million of long-term debt outstanding and $379.4 million in stockholders’ equity. In the first nine months of 2014, net cash flows provided by operating activities of $58.4 million, borrowings under our credit facility of $24.7 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $67.3 million, to acquire and partially construct regional operating facilities in the amount of $24.6 million, and to pay cash dividends of $2.5 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $15 million for the remainder of 2014. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Truckload Segment:
Total Truckload revenue (in thousands)	$131,087	$130,280	$384,256	$378,866
Average truckload revenue, net of fuel surcharges, per tractor per week(1)	$3,555	$3,509	$3,552	$3,446
Average tractors (1)	2,253	2,237	2,201	2,218
Average miles per trip	580	593	600	605
Total miles – company-employed drivers (in thousands)	56,333	57,286	166,835	169,212
Total miles – independent contractors (in thousands)	1,520	1,345	3,634	3,659

Logistics Segment:
Total Logistics revenue (in thousands):	$40,463	$36,823	$115,126	$114,124
Brokerage:
Marten Transport
Revenue (in thousands)	$15,441	$12,614	$40,208	$39,896
Loads	9,679	8,435	25,998	26,467
MWL
Revenue (in thousands)	$-	$-	$-	$6,676
Loads	-	-	-	3,758
Intermodal:
Revenue (in thousands)	$25,022	$24,209	$74,918	$67,552
Loads	11,677	9,837	34,232	27,343
Average tractors	116	81	112	81

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 57 and 52 tractors as of September 30, 2014 and 2013, respectively.

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2014	2013	2014 vs. 2013	2014 vs. 2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$105,271	$103,145	$2,126	2.1%
Truckload fuel surcharge revenue	25,816	27,135	(1,319)	(4.9)
Total Truckload revenue	131,087	130,280	807	0.6

Logistics revenue, net of intermodal fuel surcharge revenue	34,670	31,397	3,273	10.4
Intermodal fuel surcharge revenue	5,793	5,426	367	6.8
Total Logistics revenue	40,463	36,823	3,640	9.9

Total operating revenue	$171,550	$167,103	$4,447	2.7%

Operating income:
Truckload	$12,501	$12,267	$234	1.9%
Logistics	541	1,386	(845)	(61.0)
Total operating income	$13,042	$13,653	$(611)	(4.5)%

Operating ratio(1):
Truckload	90.5%	90.6%
Logistics	98.7	96.2
Consolidated operating ratio	92.4%	91.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $4.4 million, or 2.7%, to $171.6 million in the 2014 period from $167.1 million in the 2013 period. Our operating revenue, net of fuel surcharges, increased $5.4 million, or 4.0%, to $139.9 million in the 2014 period from $134.5 million in the 2013 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, and growth in brokerage revenue. Fuel surcharge revenue decreased to $31.6 million in the 2014 period from $32.6 million in the 2013 period.

Truckload segment revenue increased $807,000, or 0.6%, to $131.1 million in the 2014 period from $130.3 million in the 2013 period. Truckload segment revenue, net of fuel surcharges, increased 2.1% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 1.3%, and an increase in our average fleet size of 0.7% from the 2013 period. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. The increase in profitability in the 2014 period was due to an increase in our average truckload revenue per tractor.

Logistics segment revenue increased $3.6 million, or 9.9%, to $40.5 million in the 2014 period from $36.8 million in the 2013 period. Logistics segment revenue, net of intermodal fuel surcharges, increased 10.4%. This increase was primarily the result of volume growth in our brokerage services. The increase in the operating ratio for our Logistics segment in the 2014 period was primarily due to costs associated with rail service interruption and delay issues that constrained our intermodal operations and volume growth in our dry container intermodal service, which produces a higher operating ratio than the other components of our Logistics segment.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2014 vs. 2013	2014 vs. 2013	2014	2013

Operating revenue	$4,447	2.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	3,125	7.2	27.1	25.9
Purchased transportation	2,778	9.2	19.2	18.0
Fuel and fuel taxes	(3,149)	(7.4)	23.0	25.5
Supplies and maintenance	(23)	(0.2)	6.0	6.2
Depreciation	1,005	6.2	10.1	9.7
Operating taxes and licenses	26	1.4	1.1	1.1
Insurance and claims	464	8.1	3.6	3.4
Communications and utilities	202	15.5	0.9	0.8
Gain on disposition of revenue equipment	53	3.6	(0.8)	(0.9)
Other	577	16.4	2.4	2.1
Total operating expenses	5,058	3.3	92.4	91.8
Operating income	(611)	(4.5)	7.6	8.2
Other	(96)	(73.8)	(0.1)	(0.1)
Income before income taxes	(515)	(3.7)	7.7	8.2
Provision for income taxes	(190)	(3.3)	3.3	3.5
Net income	$(325)	(4.1)%	4.5%	4.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2013 period resulted primarily from increases to several components of the amount paid to company drivers during 2014 and an increase in employees’ health insurance expense of $1.3 million due to an increase in our self-insured medical claims, which was partially offset by a $731,000 decrease in bonus compensation expense for our non-driver employees.

             Purchased transportation consists of payments to independent contractor providers of revenue equipment and to carriers for transportation services we arrange in connection with brokerage and intermodal activities. This category will vary depending upon the ratio of company drivers versus independent contractors, the amount of fuel surcharges passed through to independent contractors and the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers. Purchased transportation expense increased $2.8 million in total, or 9.2%, in the 2014 period from the 2013 period. Payments to carriers for transportation services we arranged in our brokerage operations increased $2.4 million to $13.4 million in the 2014 period from $11.0 million in the 2013 period, due to a volume increase. Payments to railroads and carriers for transportation services within our intermodal services were $17.2 million in each of the 2014 and 2013 periods. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, increased $310,000 in the 2014 period. We expect that purchased transportation expense will increase as we grow our Logistics segment.

Fuel and fuel taxes decreased by $3.1 million in the 2014 period from the 2013 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.2 million, or 14.9%, to $12.5 million in the 2014 period from $14.7 million in the 2013 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.7 million in each of the 2014 and 2013 periods. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above, a decrease in total miles driven and a decrease in the DOE national average cost of fuel to $3.83 per gallon in the 2014 period from $3.91 per gallon in the 2013 period. Net fuel expense represented 10.1% of truckload and intermodal revenue, net of fuel surcharges, in the 2014 period, compared with 12.1% in the 2013 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $464,000 increase in insurance and claims in the 2014 period was primarily due to an increase in the cost of our self-insured auto liability claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 92.4% in the 2014 period from 91.8% in the 2013 period. The operating ratio for our Truckload segment improved to 90.5% in the 2014 period from 90.6% in the 2013 period. The operating ratio for our Logistics segment was 98.7% and 96.2% in the 2014 and 2013 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 90.7% in the 2014 period from 89.9% in the 2013 period.

Our effective income tax rate increased to 42.3% in the 2014 period from 42.1% in the 2013 period.

As a result of the factors described above, net income decreased to $7.7 million in the 2014 period from $8.0 million in the 2013 period. Net earnings per diluted share decreased to $0.23 in the 2014 period from $0.24 in the 2013 period.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2014	2013	2014 vs. 2013	2014 vs. 2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$304,962	$298,106	$6,856	2.3%
Truckload fuel surcharge revenue	79,294	80,760	(1,466)	(1.8)
Total Truckload revenue	384,256	378,866	5,390	1.4

Logistics revenue, net of intermodal fuel surcharge revenue(1)	98,197	98,878	(681)	(0.7)
Intermodal fuel surcharge revenue	16,929	15,246	1,683	11.0
Total Logistics revenue	115,126	114,124	1,002	0.9

Total operating revenue	$499,382	$492,990	$6,392	1.3%

Operating income:
Truckload	$31,844	$33,643	$(1,799)	(5.3)%
Logistics	2,770	5,669	(2,899)	(51.1)
Total operating income	$34,614	$39,312	$(4,698)	(12.0)%

Operating ratio(2):
Truckload	91.7%	91.1%
Logistics	97.6	95.0
Consolidated operating ratio	93.1%	92.0%

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

Our operating revenue increased $6.4 million, or 1.3%, to $499.4 million in the 2014 period from $493.0 million in the 2013 period. Our operating revenue, net of fuel surcharges and MWL revenue, increased $12.9 million, or 3.3%, to $403.2 million in the 2014 period from $390.3 million in the 2013 period. This increase was primarily due to an increase in truckload revenue, net of fuel surcharges, and growth in intermodal revenue. Fuel surcharge revenue increased to $96.2 million in the 2014 period from $96.0 million in the 2013 period.

Truckload segment revenue increased $5.4 million, or 1.4%, to $384.3 million in the 2014 period from $378.9 million in the 2013 period. Truckload segment revenue, net of fuel surcharges, increased 2.3% primarily due to an increase in our average truckload revenue, net of fuel surcharges, per tractor per week of 3.1%, partially offset by a decrease in our average fleet size of 0.8% from the 2013 period. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. The decrease in profitability in the 2014 period was primarily caused by the impact of the severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, along with a significant reduction in the gain on disposition of revenue equipment, partially offset by the increase in our average truckload revenue per tractor.

Logistics segment revenue increased $1.0 million, or 0.9%, to $115.1 million in the 2014 period from $114.1 million in the 2013 period. Logistics segment revenue, net of intermodal fuel surcharges and MWL revenue, increased 6.5%. This increase primarily resulted from volume growth in our intermodal services. The increase in the operating ratio for our Logistics segment in the 2014 period was primarily due to costs associated with rail service interruption and delay issues that constrained our intermodal operations and volume growth in our dry container intermodal service, which produces a higher operating ratio than the other components of our Logistics segment.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2014 vs. 2013	2014 vs. 2013	2014	2013

Operating revenue	$6,392	1.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	7,054	5.5	27.0	25.9
Purchased transportation	(666)	(0.7)	18.4	18.8
Fuel and fuel taxes	(3,748)	(3.0)	24.0	25.0
Supplies and maintenance	1,232	4.1	6.2	6.1
Depreciation	2,334	4.8	10.1	9.8
Operating taxes and licenses	(128)	(2.4)	1.1	1.1
Insurance and claims	1,633	9.4	3.8	3.5
Communications and utilities	401	10.4	0.9	0.8
Gain on disposition of revenue equipment	1,764	34.4	(0.7)	(1.0)
Other	1,214	11.6	2.3	2.1
Total operating expenses	11,090	2.4	93.1	92.0
Operating income	(4,698)	(12.0)	6.9	8.0
Other	(638)	(214.1)	(0.2)	(0.1)
Income before income taxes	(4,060)	(10.2)	7.1	8.0
Less: Income before income taxes attributable to noncontrolling interest	(84)	(100.0)	-	-
Income before income taxes attributable to Marten Transport, Ltd.	(3,976)	(10.1)	7.1	8.0
Provision for income taxes	(1,995)	(12.0)	2.9	3.4
Net income	$(1,981)	(8.7)%	4.2%	4.6%

The increase in salaries, wages and benefits from the 2013 period resulted primarily from increases to several components of the amount paid to company drivers during 2014 and an increase in employees’ health insurance expense of $2.9 million due to an increase in our self-insured medical claims, which was partially offset by a $1.1 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation expense decreased $666,000 in total, or 0.7%, in the 2014 period from the 2013 period. Payments to carriers for transportation services we arranged in our brokerage operations decreased $69,000 to $34.3 million in the 2014 period from $34.4 million in the 2013 period, and in our intermodal services increased $4.8 million to $52.0 million in the 2014 period from $47.2 million in the 2013 period due to a volume increase. With the March 28, 2013 deconsolidation of MWL, there was no purchased transportation expense related to MWL included in our Logistics segment in the 2014 period compared with $5.4 million in the 2013 period. The portion of purchased transportation expense related to our independent contractors, including fuel surcharges, increased $88,000 in the 2014 period. We expect that purchased transportation expense will increase as we grow our Logistics segment.

Fuel and fuel taxes decreased by $3.7 million in the 2014 period from the 2013 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.8 million, or 7.0%, to $37.7 million in the 2014 period from $40.6 million in the 2013 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $14.2 million in the 2014 period and $13.1 million in the 2013 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above, a decrease in total miles driven and a slight decrease in the DOE national average cost of fuel to $3.91 per gallon in the 2014 period from $3.94 per gallon in the 2013 period. Net fuel expense represented 10.4% of truckload and intermodal revenue, net of fuel surcharges, in the 2014 period, compared with 11.6% in the 2013 period.

Our supplies and maintenance expense increased $1.2 million, or 4.1%, from the 2013 period. The severe weather conditions in the first quarter of 2014 significantly affected our maintenance costs, specifically our repairs at external facilities, parts and tires, which increased $1.6 million from the first quarter of 2013. This increase was partially offset by lower loading/unloading expense.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment.

The $1.6 million increase in insurance and claims in the 2014 period was primarily due to increases in the cost of our self-insured cargo, workers’ compensation and auto liability claims.

Gain on disposition of revenue equipment decreased to $3.4 million in the 2014 period from $5.1 million in the 2013 period due to a decrease in the market value for used revenue equipment.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 93.1% in the 2014 period from 92.0% in the 2013 period. The operating ratio for our Truckload segment increased to 91.7% in the 2014 period from 91.1% in the 2013 period. The operating ratio for our Logistics segment was 97.6% and 95.0% in the 2014 and 2013 periods, respectively. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 91.4% in the 2014 period from 90.1% in the 2013 period.

The increase in other non-operating income was primarily due to increased earnings in the 2014 period by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 41.3% in the 2014 period from 42.2% in the 2013 period.

As a result of the factors described above, net income decreased to $20.9 million in the 2014 period from $22.8 million in the 2013 period. Net earnings per diluted share decreased to $0.62 in the 2014 period from $0.68 in the 2013 period.

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

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash flows provided by operating activities	$58,383	$65,849
Net cash flows used for investing activities	(95,203)	(64,728)
Net cash flows provided by (used for) financing activities	23,357	(3,522)

In the first nine months of 2014, net cash flows provided by operating activities of $58.4 million, borrowings under our credit facility of $24.7 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $67.3 million, to acquire and partially construct regional operating facilities in the amount of $24.6 million, and to pay cash dividends of $2.5 million. In the first nine months of 2013, net cash flows provided by operating activities of $65.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $50.5 million, to partially construct and acquire regional operating facilities in the amount of $10.8 million, and to pay cash dividends of $1.9 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $15 million for the remainder of 2014. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2014 and totaled $2.5 million. Quarterly cash dividends of $0.017 per share of common stock were declared in each of the first two quarters of 2013, and of $0.025 per share of common stock were declared in the third quarter of 2013, which totaled $1.9 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in May 2016. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At September 30, 2014, there was an outstanding principal balance of $24.7 million on the credit facility. As of that date, we had outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $16.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with certain cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at September 30, 2014.

The following is a summary of our contractual obligations as of September 30, 2014.

	Payments Due by Period
	Remainder	2015	2017
	of	And	And
(In thousands)	2014	2016	2018	Thereafter	Total
Long-term debt obligations	$—	$24,681	$—	$—	$24,681
Purchase obligations for revenue equipment	12,779	—	—	—	12,779
Operating lease obligations	95	587	3	—	685
Total	$12,874	$25,268	$3	$—	$38,145

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2014 of 63,510 shares of Company common stock with a value of $1.1 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $413,000 in the first nine months of 2014 and $449,000 in the first nine months of 2013 for fuel and tire services. In addition, we paid $1.1 million in the first nine months of 2014 and $1.3 million in the first nine months of 2013 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $5.7 million and $6.3 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million for the three-month period ended March 31, 2013. As of September 30, 2014, we also had both a trade receivable in the amount of $1.1 million and a current receivable of $1.7 million from MWL for the excess of amounts drawn by MWL over the payments by MWL’s customers into our lockbox account.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $9.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2014.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $455,000 as of September 30, 2014 and $450,000 as of December 31, 2013. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $467.3 million as of September 30, 2014 and $415.0 million as of December 31, 2013. Our depreciation expense was $50.5 million for the first nine months of 2014 and $48.2 million for the first nine months of 2013. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2014 by approximately $9.2 million, or 2.0%.

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

              Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $9.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $13.8 million as of September 30, 2014 and $14.4 million as December 31, 2013. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated insurance and claims accruals as of September 30, 2014 would have needed to increase by approximately $3.7 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2017, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. Early application is not permitted. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2014, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.9 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 7, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2014 and September 30, 2013, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2014 and September 30, 2013, and for the three-month period ended December 31, 2013, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2014 and September 30, 2013, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 7, 2014	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)