Form 10-K
period 2014-12-31
MARTEN TRANSPORT LTD
filed 2015-03-12
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $579,887,000.

As of February 27, 2015, 33,447,464 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 12, 2015, or 2015 Proxy Statement.

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

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2014, we generated $672.9 million in operating revenue, which consists of revenue from our Truckload, Dedicated, Intermodal and Brokerage operations. Approximately 76% of our Truckload and Dedicated revenue resulted from hauling temperature-sensitive products and 24% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2014, our average length of haul was 598 miles.

Our growth strategy is to expand our business internally by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,420 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 15 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment across the United States and into and out of Mexico and Canada.

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our customer contracts range from three to five years and are subject to annual rate reviews.

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

Our Brokerage segment arranges for smaller third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico while we retain the billing, collection and customer management responsibilities. Our Brokerage segment also included the revenue of MW Logistics, LLC, or MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated our 45% interest in MWL effective March 28, 2013.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2014, our two largest customers were Wal-Mart and Armada.

Our marketing efforts are conducted by a staff of approximately 201 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 8.4% during 2014, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

An important part of our growth strategy is our business with large customers, as a significant amount of our business is concentrated with a relatively small number of customers. In 2014, our top 30 customers accounted for approximately 58% of our revenue, and our top ten customers accounted for 39% of our revenue. Eight of our top ten customers have been significant customers of ours for over ten years. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. Approximately 138 of our drivers as of December 31, 2014 have driven more than one million miles for us without a preventable accident, while approximately 40 of our drivers have driven more than two million miles and 9 have driven more than three million miles for us without a preventable accident.

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

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. We also compensate drivers after one hour of detention, for inclement weather and for road service delays. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is normally intense and is expected to increase. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

As of December 31, 2014, we had approximately 3,240 employees. This total consists of approximately 2,449 drivers, 277 mechanics and maintenance personnel, and 514 support personnel, which includes management and administration. As of that date, we also contracted with 52 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2014, we operated a fleet of 2,420 tractors, including 2,368 company-owned tractors and 52 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2014 was approximately 1.7 years. In 2014, we replaced our company-owned tractors within an average of 4.2 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2014, 1,907 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.1% as of December 31, 2014 compared to 2.2% as of December 31, 2013 and 1.6% as of December 31, 2012.

As of December 31, 2014, we operated a fleet of 4,265 trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. Most of our single van trailers are refrigerated, 53 feet long and 102 inches wide. The average age of our trailer fleet at December 31, 2014 was approximately 2.5 years. In 2014, we replaced our company-owned trailers within an average of 5.6 years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2014, over 99% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources. The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers. The FMCSA is expected to issue in 2015 a proposal to create a new carrier-safety rating process.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. An omnibus bill adopted in December 2014 suspended through September 2015 the additional restrictions effective in July 2013 to the “34-hour restart” provision, which moderately increases industry productivity. The FMCSA is expected to issue additional rules regarding hours of service in 2015.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, includes a provision directing the FMCSA to develop a final ELD rule in 2013, which has been delayed and is expected to be issued in 2015. Our entire tractor fleet has been equipped with ELD’s since early 2011.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2014, 1,907 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2012 through 2014.

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

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a materially adverse effect on our operating results. Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, fuel prices, and license and registration fees. We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2014, our top 30 customers, based on revenue, accounted for approximately 58% of our revenue; our top ten customers accounted for approximately 39% of our revenue; our top five customers accounted for approximately 27% of our revenue; and our top two customers accounted for approximately 15% of our revenue. Generally, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2014, 1,907 of the tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and uses more roadside data to identify behaviors that predict safety issues, is more proactive with intervention and maximizes compliance monitoring resources. The CSA system has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased and will continue to increase competition for qualified drivers. The FMCSA is expected to issue in 2015 a proposal to create a new carrier-safety rating process.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. An omnibus bill adopted in December 2014 suspended through September 2015 the additional restrictions effective in July 2013 to the “34-hour restart” provision, which moderately increases industry productivity. The FMCSA is expected to issue additional rules regarding hours of service in 2015.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, includes a provision directing the FMCSA to develop a final ELD rule in 2013, which has been delayed and is expected to be issued in 2015. Our entire tractor fleet has been equipped with ELD’s since early 2011.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. The transportation industry has historically experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors. With increased competition for drivers, including the impact that regulatory changes mandated by CSA have on the number of drivers in the transportation industry, we could experience greater difficulty in attracting sufficient numbers of qualified drivers. In addition, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let trucks sit idle. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

Lack of capacity and service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships. Our Intermodal segment is dependent on railroad services and their capacity to transport freight for our customers. We expect our dependence on railroads will continue to increase as we expand our Intermodal services. We compete for the availability of railroad services with other intermodal operators as well as certain industries reliant on the use of rail cars, such as oil and agricultural, which have recently seen a significant increase in railroad capacity consumption. In most markets, rail service is limited to a few railroads or even a single railroad. Any capacity constraints, service problems or reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services, which could adversely affect our revenue, results of operations and customer relationships. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

If we are unable to retain our executive officers and key management employees, our business, financial condition and results of operations could be adversely affected. We are highly dependent upon the services of our executive officers and key management employees, including our Chief Executive Officer. Currently, we do not have employment agreements with these employees and the loss of their services for any reason could have a materially adverse effect on our operations and future profitability. In addition, we must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. While our Board regularly engages in succession planning for our Chief Executive Officer and executive leadership team, there is no guarantee that a candidate or plan will be successful. Although we strive to reduce the potential negative impact of any such changes, the loss of any executive officers or key management employees could result in disruptions to our operations. In addition, hiring, training, and successfully integrating replacement personnel, whether internal or external, could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact our business, financial condition and results of operations.

We depend on the stability, availability and security of the technology related to our management information and communication systems, which may prove to be inadequate. We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and amount of cyber attacks. Our business will be materially and adversely affected if our management information and communication systems are compromised or disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space. We added additional equipment repair and maintenance facilities in 2007 and in 2009 in Mondovi, Wisconsin which consist of 15,000 square feet of space located on approximately 11 acres and 50,000 square feet of space located on approximately three acres, respectively. We operate facilities in or near the following cities at which we perform the following operating activities:

Owned or
Company Locations	Leased	Office	Maintenance
Mondovi, Wisconsin	Owned	X	X
Jurupa Valley, California	Owned		X
Atlanta, Georgia	Owned	X	X
Portland, Oregon	Owned	X	X
Indianapolis, Indiana	Owned	X	X
Desoto, Texas	Owned	X	X
Tampa, Florida	Owned	X	X
Memphis, Tennessee	Owned	X	X
Colonial Heights, Virginia	Owned	X	X
Laredo, Texas	Owned	X	X
Phoenix, Arizona	Owned	X	X
Kansas City, Kansas	Owned	X	X
Carlisle, Pennsylvania	Leased	X	X
Otay Mesa, California	Leased	X

Our Truckload, Dedicated and Brokerage segments operate out of a majority of our facilities while our Intermodal segment operates out of a small number of our locations. We believe the nature, size and location of our properties are suitable and adequate for our current business needs.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury, or property damage incurred in the transportation of freight.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 27, 2015, are as follows:

Name	Age	Position
Randolph L. Marten	62	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	67	President

Timothy P. Nash	63	Executive Vice President of Sales and Marketing

James J. Hinnendael	51	Chief Financial Officer

John H. Turner	53	Senior Vice President of Sales

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

Timothy M. Kohl has been our President since June 2008 and joined the company in November 2007. Mr. Kohl served as Knight Transportation Inc.’s President from 2004 to 2007 and as its Secretary from 2000 to 2007. Mr. Kohl served as a director on Knight’s Board of Directors from 2001 to 2006, and he served as its Chief Financial Officer from 2000 to 2004. Mr. Kohl also served as Knight’s Vice President of Human Resources from 1996 through 1999. From 1999 through 2000, Mr. Kohl served as Vice President of Knight’s southeast region. Prior to his employment with Knight, Mr. Kohl was employed by Burlington Motor Carriers as Vice President of Human Resources. Prior to his employment with Burlington Motor Carriers, Mr. Kohl served as Vice President of Human Resources for J.B. Hunt.

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

	Common Stock Price
Year ended December 31, 2014	High	Low
Fourth Quarter	$22.48	$13.95
Third Quarter	22.98	15.94
Second Quarter	25.67	14.43
First Quarter	21.86	15.40

Year ended December 31, 2013
Fourth Quarter	$21.10	$13.58
Third Quarter	18.60	13.41
Second Quarter	16.47	9.85
First Quarter	14.19	11.46

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On February 27, 2015, we had 161 record stockholders, and approximately 6,422 beneficial stockholders of our common stock. On June 14, 2013, we effected a three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices and the following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock totaling $3.3 million were declared in each quarter of 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. Quarterly cash dividends of $0.013 per share were declared in the first quarter of 2012, and of $0.017 per share were declared in each of the second through fourth quarters of 2012, along with a special dividend of $0.50 per share in the fourth quarter of 2012, totaling $18.7 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

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

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2009, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
FOR THE YEAR
Operating revenue	$672,929	$659,214	$638,456	$603,679	$516,920
Operating income	51,006	51,995	45,853	43,030	35,289
Net income	29,834	30,147	27,267	24,285	19,742
Operating ratio(1)	92.4%	92.1%	92.8%	92.9%	93.2%

PER-SHARE DATA(2)
Basic earnings per common share	$0.89	$0.91	$0.82	$0.74	$0.60
Diluted earnings per common share	0.89	0.90	0.82	0.73	0.60
Dividends declared per common share	0.10	0.083	0.563	0.053	0.027
Book value	11.61	10.78	10.01	9.71	8.99

AT YEAR END
Total assets	$579,660	$525,802	$490,623	$470,579	$460,308
Long-term debt	24,373	—	2,726	—	19,346
Stockholders’ equity	387,926	359,137	331,923	320,359	295,904

(1)	Represents operating expenses as a percentage of operating revenue.

(2)	Restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on June 14, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment across the United States and into and out of Mexico and Canada.

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our customer contracts range from three to five years and are subject to annual rate reviews.

Generally, we are paid by the mile for our Truckload and Dedicated services. We also derive Truckload and Dedicated revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services. The main factors that affect our Truckload and Dedicated revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated, the number of miles we generate with our equipment and changes in fuel prices. We monitor our revenue production primarily through average Truckload and Dedicated revenue, net of fuel surcharges, per tractor per week. We also analyze our average Truckload and Dedicated revenue, net of fuel surcharges, per total mile, non-revenue miles percentage, the miles per tractor we generate, our fuel surcharge revenue, our accessorial revenue and our other sources of operating revenue.

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

Our Brokerage segment arranges for smaller third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico while we retain the billing, collection and customer management responsibilities. The main factors that affect our Brokerage revenue are the rate per mile and other charges we receive from our customers. Our Brokerage segment also included the revenue of MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated our 45% interest in MWL effective March 28, 2013.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market, a contracting driver market, severe weather conditions and specific customer demand.

Our operating revenue increased $13.7 million, or 2.1%, in 2014. Our operating revenue, net of fuel surcharges and MWL revenue, increased $22.9 million, or 4.4%, compared with 2013. Truckload segment revenue, net of fuel surcharges, decreased 2.3% primarily due to a decrease in our average fleet size of 6.3% from 2013, partially offset by an increase in our average Truckload revenue, net of fuel surcharges, per tractor per week of 4.2%. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. Dedicated segment revenue, net of fuel surcharges, increased 68.9% primarily due to an increase in our average fleet size of 73.0%, partially offset by a 2.2% decrease in our average Dedicated revenue, net of fuel surcharges, per tractor per week from 2013. Intermodal segment revenue, net of fuel surcharges, increased 5.1% due to continued volume growth in our Intermodal services. Marten Transport Brokerage revenue increased $4.5 million in 2014 due to an increase in volume. With the March 28, 2013 deconsolidation of MWL, MWL revenue included in our Brokerage segment decreased $6.7 million in 2014. Fuel surcharge revenue decreased to $125.2 million in 2014 from $127.7 million in 2013.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue we pay to providers for the transportation services we arrange, which is included within purchased transportation in our consolidated statements of operations.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 92.4% in 2014 from 92.1% in 2013. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 90.7% in 2014 from 90.2% in 2013. Our net income decreased to $29.8 million in 2014 from $30.1 million in 2013. The decrease in profitability in 2014 was primarily caused by the impact of the severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, costs associated with rail service interruption and delay issues that constrained our Intermodal operations and an intensification of the most severe driver shortage in the history of our industry, partially offset by the increase in our average Truckload revenue per tractor.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2014, we had $24.4 million of long-term debt outstanding and $387.9 million in stockholders’ equity. In 2014, net cash flows provided by operating activities of $82.0 million, borrowings under our credit facility of $24.4 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.7 million, to acquire and partially construct regional operating facilities in the amount of $27.4 million, and to pay cash dividends of $3.3 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $110 million in 2015. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

              We have transformed our business strategy to a multifaceted set of transportation service solutions, primarily regional Truckload temperature-controlled operations along with Dedicated, Intermodal and Brokerage services, while developing a diverse customer base that gains value from and expands each of these operating segments. We believe that we are well-positioned regardless of the economic environment with this transformation of our services combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating revenue, net of fuel surcharge revenue and MWL revenue; Truckload, Dedicated and Intermodal revenue net of fuel surcharge revenue; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2014	2013	2012
Truckload Segment:
Revenue (in thousands)	$448,273	$464,959	$463,712
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,618	$3,471	$3,329
Average tractors(1)	1,900	2,027	2,089
Average miles per trip	682	645	640
Total miles (in thousands)	199,168	211,122	212,359

Dedicated Segment:
Revenue (in thousands)	$70,352	$42,320	$19,611
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,322	$3,396	$3,625
Average tractors(1)	327	189	78
Average miles per trip	337	350	379
Total miles (in thousands)	31,543	19,046	7,966

Intermodal Segment:
Revenue (in thousands)	$97,092	$92,513	$71,324
Loads	44,336	38,316	27,488
Average tractors	110	83	63

Brokerage Segment:
Total revenue (in thousands)	$57,212	$59,422	$83,809
Marten Transport
Revenue (in thousands)	$57,212	$52,746	$53,161
Loads	36,712	35,140	32,533
MWL
Revenue (in thousands)	$—	$6,676	$30,648
Loads	—	3,758	16,120

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 52, 49 and 36 tractors as of December 31, 2014, 2013 and 2012, respectively.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2014	2013	2014 vs. 2013	2014 vs. 2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$358,458	$366,798	$(8,340)	(2.3)%
Truckload fuel surcharge revenue	89,815	98,161	(8,346)	(8.5)
Total Truckload revenue	448,273	464,959	(16,686)	(3.6)

Dedicated revenue, net of fuel surcharge revenue	56,609	33,526	23,083	68.9
Dedicated fuel surcharge revenue	13,743	8,794	4,949	56.3
Total Dedicated revenue	70,352	42,320	28,032	66.2

Intermodal revenue, net of fuel surcharge revenue	75,447	71,764	3,683	5.1
Intermodal fuel surcharge revenue	21,645	20,749	896	4.3
Total Intermodal revenue	97,092	92,513	4,579	4.9

Brokerage revenue:
Marten Transport	57,212	52,746	4,466	8.5
MWL(1)	—	6,676	(6,676)	(100.0)
Total Brokerage revenue	57,212	59,422	(2,210)	(3.7)

Total operating revenue	$672,929	$659,214	$13,715	2.1%

Operating income:
Truckload	$39,483	$39,290	$193	0.5%
Dedicated	7,136	5,575	1,561	28.0
Intermodal	1,735	4,014	(2,279)	(56.8)
Brokerage	2,652	3,116	(464)	(14.9)
Total operating income	$51,006	$51,995	$(989)	(1.9)%

Operating ratio(2):
Truckload	91.2%	91.5%
Dedicated	89.9	86.8
Intermodal	98.2	95.7
Brokerage	95.4	94.8
Consolidated operating ratio	92.4%	92.1%

(1)

Brokerage revenue is net of $2.1 million of inter-segment revenue in 2013 for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $13.7 million, or 2.1%, to $672.9 million in 2014 from $659.2 million in 2013. Our operating revenue, net of fuel surcharges and MWL revenue, increased $22.9 million, or 4.4%, to $547.7 million in 2014 from $524.8 million in 2013. This increase was primarily due to a $23.1 million increase in Dedicated revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $125.2 million in 2014 from $127.7 million in 2013.

Truckload segment revenue decreased $16.7 million, or 3.6%, to $448.3 million in 2014 from $465.0 million in 2013. Truckload segment revenue, net of fuel surcharges, decreased 2.3% primarily due to a decrease in our average fleet size of 6.3% from 2013, partially offset by an increase in our average revenue, net of fuel surcharges, per tractor per week of 4.2%. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. The increase in profitability in 2014 was due to an increase in our average revenue per tractor, partially offset by the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Dedicated segment revenue increased $28.0 million, or 66.2%, to $70.4 million in 2014 from $42.3 million in 2013. Dedicated segment revenue, net of fuel surcharges, increased 68.9% primarily due to an increase in our average fleet size of 73.0% driven by a significant increase in our number of Dedicated contracts with customers, partially offset by a 2.2% decrease in our average revenue, net of fuel surcharges, per tractor per week from 2013. The increase in the operating ratio for our Dedicated segment in 2014 was primarily due to the addition of contracts with higher operating ratios than the average in 2013, along with the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Intermodal segment revenue increased $4.6 million, or 4.9%, to $97.1 million in 2014 from $92.5 million in 2013. Intermodal segment revenue, net of fuel surcharges, increased 5.1% due to continued volume growth in our Intermodal services. The increase in the operating ratio for our Intermodal segment in 2014 was primarily due to costs associated with rail service interruption and delay issues that constrained our Intermodal operations, volume growth in our dry container service, which produces a higher operating ratio than our temperature-controlled trailer service, and the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Brokerage segment revenue decreased $2.2 million, or 3.7%, to $57.2 million in 2014 from $59.4 million in 2013. Marten Transport Brokerage revenue increased $4.5 million in 2014 due to an increase in volume. With the March 28, 2013 deconsolidation of MWL, MWL revenue included in our Brokerage segment decreased $6.7 million in 2014. The increase in the operating ratio for our Brokerage segment in 2014 was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2014 vs. 2013	2014 vs. 2013	2014	2013

Operating revenue	$13,715	2.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	12,150	7.1	27.3	26.0
Purchased transportation	(419)	(0.3)	18.3	18.7
Fuel and fuel taxes	(9,339)	(5.7)	22.9	24.8
Supplies and maintenance	908	2.2	6.2	6.2
Depreciation	3,767	5.8	10.1	9.8
Operating taxes and licenses	30	0.4	1.1	1.1
Insurance and claims	3,559	15.0	4.0	3.6
Communications and utilities	586	11.2	0.9	0.8
Gain on disposition of revenue equipment	1,585	26.5	(0.7)	(0.9)
Other	1,877	13.3	2.4	2.1
Total operating expenses	14,704	2.4	92.4	92.1
Operating income	(989)	(1.9)	7.6	7.9
Other	(275)	(70.2)	(0.1)	(0.1)
Income before income taxes	(714)	(1.4)	7.7	7.9
Less: Income before income taxes attributable to noncontrolling interest	(84)	(100.0)	-	-
Income before income taxes attributable to Marten Transport, Ltd.	(630)	(1.2)	7.7	7.9
Provision for income taxes	(317)	(1.4)	3.2	3.4
Net income	$(313)	(1.0)%	4.4%	4.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from 2013 resulted primarily from increases to several components of the amount paid to company drivers during 2014 and an increase in employees’ health insurance expense of $3.3 million due to an increase in our self-insured medical claims, which was partially offset by an $800,000 decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $419,000 in total, or 0.3%, in 2014 from 2013. Payments to carriers for transportation services we arranged in our Brokerage segment increased $3.5 million to $49.1 million in 2014 from $45.6 million in 2013. With the March 28, 2013 deconsolidation of MWL, there was no purchased transportation expense related to MWL included in the Brokerage segment in 2014 compared with $5.4 million in 2013. Payments to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.3 million to $66.4 million in 2014 from $65.1 million in 2013. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $266,000 in 2014. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $9.3 million in 2014 from 2013. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $6.8 million, or 12.6%, to $46.7 million in 2014 from $53.4 million in 2013. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $18.0 million in 2014 and $17.9 million in 2013. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above and a decrease in the DOE national average cost of fuel to $3.83 per gallon in 2014 from $3.92 per gallon in 2013. Net fuel expense represented 9.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2014, compared with 11.3% in 2013.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.6 million increase in insurance and claims in 2014 was primarily due to an increase in the cost of our self-insured auto liability, workers’ compensation and cargo claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $4.4 million in 2014 from $6.0 million in 2013 due to a decrease in the market value for used revenue equipment and a decrease in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 92.4% in 2014 from 92.1% in 2013. The operating ratio for our Truckload segment was 91.2% in 2014 and 91.5% in 2013, for our Dedicated segment was 89.9% in 2014 and 86.8% in 2013, for our Intermodal segment was 98.2% in 2014 and 95.7% in 2013, and for our Brokerage segment was 95.4% in 2014 and 94.8 % in 2013. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 90.7% in 2014 from 90.2% in 2013.

Our effective income tax rate decreased slightly to 42.3% in 2014 from 42.4% in 2013.

As a result of the factors described above, net income decreased to $29.8 million in 2014 from $30.1 million in 2013. Net earnings per diluted share decreased to $0.89 in 2014 from $0.90 in 2013.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013 vs. 2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$366,798	$363,645	$3,153	0.9%
Truckload fuel surcharge revenue	98,161	100,067	(1,906)	(1.9)
Total Truckload revenue	464,959	463,712	1,247	0.3

Dedicated revenue, net of fuel surcharge revenue	33,526	14,738	18,788	127.5
Dedicated fuel surcharge revenue	8,794	4,873	3,921	80.5
Total Dedicated revenue	42,320	19,611	22,709	115.8

Intermodal revenue, net of fuel surcharge revenue	71,764	55,151	16,613	30.1
Intermodal fuel surcharge revenue	20,749	16,173	4,576	28.3
Total Intermodal revenue	92,513	71,324	21,189	29.7

Brokerage revenue:
Marten Transport	52,746	53,161	(415)	(0.8)
MWL(1)	6,676	30,648	(23,972)	(78.2)
Total Brokerage revenue	59,422	83,809	(24,387)	(29.1)

Total operating revenue	$659,214	$638,456	$20,758	3.3%

Operating income:
Truckload	$39,290	$33,715	$5,575	16.5%
Dedicated	5,575	3,090	2,485	80.4
Intermodal	4,014	4,703	(689)	(14.7)
Brokerage	3,116	4,345	(1,229)	(28.3)
Total operating income	$51,995	$45,853	$6,142	13.4%

Operating ratio(2):
Truckload	91.5%	92.7%
Dedicated	86.8	84.2
Intermodal	95.7	93.4
Brokerage	94.8	94.8
Consolidated operating ratio	92.1%	92.8%

(1)

Brokerage revenue is net of $2.1 million and $9.7 million of inter-segment revenue in 2013 and 2012, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

(2)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $20.8 million, or 3.3%, to $659.2 million in 2013 from $638.5 million in 2012. Our operating revenue, net of fuel surcharges and MWL revenue, increased $38.1 million, or 7.8%, to $524.8 million in 2013 from $486.7 million in 2012. This increase was primarily due to an increase in Dedicated revenue, net of fuel surcharges, along with growth in Intermodal revenue. Fuel surcharge revenue increased to $127.7 million in 2013 from $121.1 million in 2012 primarily due to the increase in volume for our Dedicated and Intermodal services.

Truckload segment revenue increased $1.2 million, or 0.3%, to $465.0 million in 2013 from $463.7 million in 2012. Truckload segment revenue, net of fuel surcharges, increased 0.9% primarily due to an increase in our average revenue, net of fuel surcharges, per tractor per week of 4.3%, partially offset by a decrease in our average fleet size of 3.0% from 2012. The increase in revenue per tractor per week and the improvement in our overall cost structure primarily caused the increase in profitability in 2013.

Dedicated segment revenue increased $22.7 million, or 115.8%, to $42.3 million in 2013 from $19.6 million in 2012. Dedicated segment revenue, net of fuel surcharges, increased 127.5% primarily due to an increase in our average fleet size of 142.3%, partially offset by a 6.3% decrease in our average revenue, net of fuel surcharges, per tractor per week from 2012. The increase in the operating ratio for our Dedicated segment in 2013 was primarily due to an increase in insurance and claims expense.

Intermodal segment revenue increased $21.2 million, or 29.7%, to $92.5 million in 2013 from $71.3 million in 2012. Intermodal segment revenue, net of fuel surcharges, increased 30.1% due to continued volume growth in our Intermodal services. The increase in the operating ratio for our Intermodal segment in 2013 was primarily due to an increase in the payments to railroads and drayage carriers as a percentage of our revenue.

Brokerage segment revenue decreased $24.4 million, or 29.1%, to $59.4 million in 2013 from $83.8 million in 2012. With the March 28, 2013 deconsolidation of MWL, MWL revenue included in our Brokerage segment decreased $24.0 million in 2013. Marten Transport Brokerage revenue decreased $415,000 in 2013 due to a decrease in margins partially offset by continued volume growth. The operating ratio for our Brokerage segment in 2013 was consistent with 2012.

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

Purchased transportation expense decreased $833,000 in total, or 0.7%, in 2013 from 2012. Payments to carriers for transportation services we arranged in our Brokerage segment decreased $145,000 to $45.6 million in 2013 from $45.7 million in 2012. With the March 28, 2013 deconsolidation of MWL, purchased transportation expense related to MWL included in our Brokerage segment in 2013 was $5.4 million compared with $24.5 million in 2012. Payments to railroads and drayage carriers for transportation services within our Intermodal segment increased $17.8 million to $65.1 million in 2013 from $47.3 million in 2012. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $572,000 in 2013.

Fuel and fuel taxes decreased by $326,000 in 2013 from 2012. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.8 million, or 5.0%, to $53.4 million in 2013 from $56.3 million in 2012. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $17.9 million in 2013 and $13.8 million in 2012. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. The decrease in net fuel expense was primarily due to continued progress with the cost control measures stated above and extreme heat in 2012 which increased fuel consumption, partially offset by an increase in total miles driven. The DOE national average cost of fuel decreased slightly to $3.92 per gallon in 2013 from $3.97 per gallon in 2012. Net fuel expense represented 11.3% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2013, compared with 13.0% in 2012.

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

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 92.1% in 2013 from 92.8% in 2012. The operating ratio for our Truckload segment was 91.5% in 2013 and 92.7% in 2012, for Dedicated segment was 86.8% in 2013 and 84.2% in 2012, for our Intermodal segment was 95.7% in 2013 and 93.4% in 2012 and for our Brokerage segment was 94.8% in each of 2013 and 2012.

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

(In thousands)	2014	2013	2012
Net cash flows provided by operating activities	$81,971	$89,187	$85,539
Net cash flows used for investing activities	(118,606)	(74,722)	(88,115)
Net cash flows provided by (used for) financing activities	23,108	(4,288)	(14,772)

In 2014, net cash flows provided by operating activities of $82.0 million, borrowings under our credit facility of $24.4 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.7 million, to acquire and partially construct regional operating facilities in the amount of $27.4 million, and to pay cash dividends of $3.3 million. In 2013, net cash flows provided by operating activities of $89.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $54.8 million, to partially construct and acquire regional operating facilities in the amount of $16.9 million, to pay cash dividends of $2.8 million, to repay $2.7 million of long-term debt, and to increase cash and cash equivalents by $10.2 million. In 2012, net cash flows provided by operating activities of $85.5 million and cash and cash equivalents of $17.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $75.1 million, to partially construct and acquire regional operating facilities in the amount of $10.9 million, and to pay cash dividends of $18.7 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $110 million in 2015. Quarterly cash dividends of $0.025 per share of common stock totaling $3.3 million were declared in each quarter of 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. Quarterly cash dividends of $0.013 per share were declared in the first quarter of 2012, and of $0.017 per share were declared in each of the second through fourth quarters of 2012, along with a special dividend of $0.50 per share in the fourth quarter of 2012, totaling $18.7 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In December 2014, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At December 31, 2014, there was an outstanding principal balance of $24.4 million on the credit facility. As of that date, we had outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $16.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at December 31, 2014.

The following is a summary of our contractual obligations as of December 31, 2014.

	Payments Due by Period
		2016	2018
		And	And
(In thousands)	2015	2017	2019	Thereafter	Total
Purchase obligations for revenue equipment	$80,354	$—	$—	$—	$80,354
Long-term debt obligations	—	—	24,373	—	24,373
Building construction and acquisition obligations	6,478	—	—	—	6,478
Operating lease obligations	411	447	8	—	866
Total	$87,243	$447	$24,381	$—	$112,071

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2014 of 70,514 shares of Company common stock with a value of $1.5 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $562,000 in 2014, $585,000 in 2013 and $988,000 in 2012 for fuel and tire services. In addition, we paid $1.4 million in 2014, $1.6 million in 2013 and $1.7 million in 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We paid Durand Builders Service, Inc. $495,000 in 2012 for various construction projects. We did not pay Durand Builders Service, Inc. for any services in 2014 or 2013. Larry B. Hagness, one of our directors, is the president and owner of Durand Builders Service, Inc. Other than any benefit received from his ownership interest, Mr. Hagness receives no compensation or other benefits from these transactions.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $8.5 million, $8.2 million and $9.7 million of our revenue for loads transported by our tractors and arranged by MWL in 2014, 2013 and 2012, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million and $9.7 million in 2013 and 2012, respectively. As of December 31, 2014, we also had a trade receivable in the amount of $920,000 from MWL and an accrued liability of $466,000 to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $9.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2014.

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

Revenue Recognition. We recognize revenue, including fuel surcharges, at the time shipment of freight is completed. We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the primary obligor in the arrangements, we have the ability to establish prices, we have the risk of loss in the event of cargo claims and we bear credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $475,000 as of December 31, 2014 and $450,000 as of December 31, 2013. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $465.7 million as of December 31, 2014 and $415.0 million as of December 31, 2013. Our depreciation expense was $68.2 million in 2014, $64.5 million in 2013 and $60.9 million in 2012. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2014 by approximately $9.8 million, or 2.1%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $9.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $14.0 million as of December 31, 2014 and $14.4 million as December 31, 2013. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated insurance and claims accruals as of December 31, 2014 would have needed to increase by approximately $3.7 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2017, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. Early application is not permitted. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2014, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $7.6 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 36 of this Report.

March 12, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 12, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the accompanying consolidated balance sheet of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited the adjustments to the 2013 and 2012 consolidated financial statements to retrospectively apply the change in reportable segment disclosures, as described in Note 15 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 or 2012 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 or 2012 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Marten Transport, Ltd:

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the consolidated financial statements, the accompanying consolidated balance sheet of Marten Transport, Ltd. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 (the 2013 and 2012 consolidated financial statements before the effects of the adjustments discussed in Note 15 to the consolidated financial statements are not presented herein). In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II listed in Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such 2012 and 2013 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the consolidated financial statements, present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2014

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$123	$13,650
Receivables:
Trade, less allowances of $475 and $450, respectively	72,263	70,869
Other	17,740	4,142
Prepaid expenses and other	16,860	15,274
Deferred income taxes	3,199	3,415
Total current assets	110,185	107,350
Property and equipment:
Revenue equipment	535,091	496,133
Buildings and land	71,105	52,213
Office equipment and other	39,776	31,579
Less accumulated depreciation	(180,223)	(164,916)
Net property and equipment	465,749	415,009
Other assets	3,726	3,443
	$579,660	$525,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$745	$—
Accounts payable	17,065	19,373
Insurance and claims accruals	13,998	14,404
Accrued liabilities	12,710	19,251
Total current liabilities	44,518	53,028
Long-term debt	24,373	—
Deferred income taxes	122,843	113,637
Total liabilities	191,734	166,665
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,418,829 shares at December 31, 2014, and 33,301,048 shares at December 31, 2013, issued and outstanding	334	333
Additional paid-in capital	87,370	85,077
Retained earnings	300,222	273,727
Total stockholders’ equity	387,926	359,137
	$579,660	$525,802

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2014	2013	2012
Operating revenue	$672,929	$659,214	$638,456
Operating expenses (income):
Salaries, wages and benefits	183,464	171,314	163,242
Purchased transportation	123,017	123,436	124,269
Fuel and fuel taxes	153,931	163,270	163,596
Supplies and maintenance	41,490	40,582	39,919
Depreciation	68,243	64,476	60,904
Operating taxes and licenses	7,140	7,110	6,741
Insurance and claims	27,240	23,681	20,718
Communications and utilities	5,798	5,212	4,939
Gain on disposition of revenue equipment	(4,387)	(5,972)	(5,302)
Other	15,987	14,110	13,577
	621,923	607,219	592,603
Operating income	51,006	51,995	45,853
Other	(667)	(392)	(48)
Income before income taxes	51,673	52,387	45,901
Less: Income before income taxes attributable to noncontrolling interest	—	84	497
Income before income taxes attributable to Marten Transport, Ltd.	51,673	52,303	45,404
Provision for income taxes	21,839	22,156	18,137
Net income	$29,834	$30,147	$27,267
Basic earnings per common share	$0.89	$0.91	$0.82
Diluted earnings per common share	$0.89	$0.90	$0.82
Dividends declared per common share	$0.10	$0.083	$0.563

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2011	32,977	$330	$80,078	$237,762	$2,189	$320,359
Net income	—	—	—	27,267	—	27,267
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	187	2	967	(1)	—	968
Tax benefits from share-based payment arrangement exercises	—	—	409	—	—	409
Share-based payment arrangement compensation expense	—	—	1,225	—	—	1,225
Dividends on common stock	—	—	—	(18,679)	—	(18,679)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	497	497
Noncontrolling interest distributions	—	—	—	—	(123)	(123)
Balance at December 31, 2012	33,164	332	82,679	246,349	2,563	331,923
Net income	—	—	—	30,147	—	30,147
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	137	1	1,125	—	—	1,126
Tax benefits from share-based payment arrangement exercises	—	—	189	—	—	189
Share-based payment arrangement compensation expense	—	—	1,084	—	—	1,084
Dividends on common stock	—	—	—	(2,769)	—	(2,769)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	84	84
Noncontrolling interest distributions	—	—	—	—	(84)	(84)
Change to equity method of accounting	—	—	—	—	(2,563)	(2,563)
Balance at December 31, 2013	33,301	333	85,077	273,727	—	359,137
Net income	—	—	—	29,834	—	29,834
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	118	1	1,213	—	—	1,214
Tax benefits from share-based payment arrangement exercises	—	—	159	—	—	159
Share-based payment arrangement compensation expense	—	—	921	—	—	921
Dividends on common stock	—	—	—	(3,339)	—	(3,339)
Balance at December 31, 2014	33,419	$334	$87,370	$300,222	$—	$387,926

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2014	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$29,834	$30,147	$27,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,243	64,476	60,904
Gain on disposition of revenue equipment	(4,387)	(5,972)	(5,302)
Deferred income taxes	9,422	4,303	4,822
Tax benefits from share-based payment arrangement exercises	159	189	409
Excess tax benefits from share-based payment arrangement exercises	(115)	(165)	(336)
Share-based payment arrangement compensation expense	921	1,084	1,225
Equity in earnings from affiliate	(246)	(111)	-
Income before income taxes attributable to noncontrolling interest	-	84	497
Changes in other current operating items:
Receivables	(14,913)	(6,478)	(7,795)
Prepaid expenses and other	(1,586)	(25)	(64)
Accounts payable	(723)	2,387	1,021
Insurance and claims accruals	(406)	566	796
Accrued liabilities	(4,232)	(1,298)	2,095
Net cash provided by operating activities	81,971	89,187	85,539
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(131,645)	(102,808)	(121,777)
Proceeds from revenue equipment dispositions	43,933	48,048	46,634
Buildings and land, office equipment and other additions	(30,885)	(18,031)	(13,576)
Proceeds from buildings and land, office equipment and other dispositions	28	28	638
Decrease in cash and cash equivalents resulting from change to equity method of accounting	-	(1,924)	-
Other	(37)	(35)	(34)
Net cash used for investing activities	(118,606)	(74,722)	(88,115)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	168,444	82,697	21,517
Repayment of borrowings under credit facility and long-term debt	(144,071)	(85,423)	(18,791)
Dividends on common stock	(3,339)	(2,769)	(18,679)
Issuance of common stock from share-based payment arrangement exercises	1,214	1,126	968
Change in net checks issued in excess of cash balances	745	-	-
Excess tax benefits from share-based payment arrangement exercises	115	165	336
Noncontrolling interest distributions	-	(84)	(123)
Net cash provided by (used for) financing activities	23,108	(4,288)	(14,772)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,527)	10,177	(17,348)
CASH AND CASH EQUIVALENTS:
Beginning of year	13,650	3,473	20,821
End of year	$123	$13,650	$3,473
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid for	$(3,973)	$6,644	$(6,203)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$179	$97	$9
Income taxes	$26,766	$16,190	$8,836

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment for customers in the United States, Canada and Mexico.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (“MWL”). As of March 28, 2013, Marten Transport deconsolidated MWL (See Note 9).

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

Depreciation is computed based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method for financial reporting purposes. We begin depreciating assets in the month that each asset is placed in service and, therefore, is ready for its intended use, and depreciate each asset until it is taken out of service and available for sale. Accelerated methods are used for income tax reporting purposes. Following is a summary of estimated useful lives for financial reporting purposes:

Years
Tractors	5
Trailers	7
Service and other equipment	3-15
Buildings and improvements	20-40

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

In 2014, we replaced our company-owned tractors within an average of 4.2 years and our trailers within an average of 5.6 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $5.7 million in 2014, $5.8 million in 2013 and $5.6 million in 2012. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors. Under agreements with our insurance carriers and regulatory authorities, we have $9.2 million in standby letters of credit to guarantee settlement of claims.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Revenue recognition: We record revenue and related expenses on the date shipment of freight is completed. Our largest customer accounted for 9% of our revenue in 2014, 8% of our revenue in 2013 and 9% of our revenue in 2012. During 2014, more than 99% of our revenue was generated within the United States.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the primary obligor in the arrangements, we have the ability to establish prices, we have the risk of loss in the event of cargo claims and we bear credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have six current operating segments that, beginning with fiscal 2014, have been aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 15 for more information.

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

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2017, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. Early application is not permitted. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

              MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2014	2013
Tires in service	$4,438	$3,982
License fees	4,397	4,169
Parts and tires inventory	3,754	3,133
Insurance premiums	1,537	1,384
Other	2,734	2,606
	$16,860	$15,274

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2014	2013
Accrued expenses	$5,536	$6,406
Vacation	4,301	3,872
Salaries and wages	1,204	1,415
Accrued liability to MWL	466	3,892
Current income taxes	301	3,106
Other	902	560
	$12,710	$19,251

3. Long-Term Debt

In December 2014, we entered into an amendment to our unsecured committed credit facility which extends the maturity date of loans made under the facility until December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At December 31, 2014, the credit facility had an outstanding principal balance of $24.4 million, outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $16.4 million. At December 31, 2013, there was no outstanding principal balance on the credit facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.84% at December 31, 2014.

             Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of a $0.50 per share of common stock special dividend in December 2012. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at December 31, 2014 and December 31, 2013.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2014;

(a)     We purchase fuel and obtain tires and related services from a company in which one of our directors is the chairman of the board and chief executive officer and the principal stockholder. We paid that company $562,000 in 2014, $585,000 in 2013 and $988,000 in 2012 for fuel and tire services. In addition, we paid $1.4 million in 2014, $1.6 million in 2013 and $1.7 million in 2012 to tire manufacturers for tires that we purchased from the tire manufacturers but were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We had accounts payable of $19,000 as of December 31, 2014 and did not have any accounts payable as of December 31, 2013 to that company.

(b)     We paid $495,000 in 2012 for various construction projects to a company in which one of our directors is the president and owner. We did not pay this company for any services in 2014 or 2013. We did not have any accounts payable to that company as of December 31, 2014 or December 31, 2013.

(c)     We provide transportation services to MWL as described in Note 9.

5. Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2014	2013	2012
Current:
Federal	$10,402	$15,964	$12,728
State	2,015	1,889	587
	12,417	17,853	13,315

Deferred:
Federal	8,648	3,909	5,542
State	774	394	(720)
	9,422	4,303	4,822
Total provision	$21,839	$22,156	$18,137

 The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	4	4	5
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	-
Effective tax rate	42%	42%	40%

             MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2014	2013
Deferred tax assets:
Reserves and accrued liabilities	$6,049	$6,051
Other	2,847	2,796
	8,896	8,847
Deferred tax liabilities:
Depreciation	125,697	116,438
Prepaid expenses	2,843	2,631
	128,540	119,069
Net deferred tax liability	$119,644	$110,222

We have not provided a valuation allowance against deferred tax assets at December 31, 2014 or 2013. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $562,000 as of December 31, 2014 and $340,000 as of December 31, 2013. The $222,000 increase in the amount reserved in 2014 relates to current period tax positions offset by the removal of the reserve relating to 2009. The amount reserved as of December 31, 2013 was added in 2009 through 2013 relating to current period tax positions. If recognized, $386,000 of the unrecognized tax benefits as of December 31, 2014 would impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $72,000 were recognized in our financial statements as of December 31, 2014. No such amounts were recorded as of December 31, 2013. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2011 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings Per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income	$29,834	$30,147	$27,267
Denominator:
Basic earnings per common share - weighted-average shares	33,381	33,221	33,095
Effect of dilutive stock options	297	208	130
Diluted earnings per common share - weighted-average shares and assumed conversions	33,678	33,429	33,225
Basic earnings per common share	$0.89	$0.91	$0.82
Diluted earnings per common share	$0.89	$0.90	$0.82

Options totaling 176,500, 304,600 and 697,725 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2014, 2013 and 2012, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

             MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Unvested performance unit awards (see Note 11) totaling 39,885, 47,636 and 65,400 equivalent shares for 2014, 2013 and 2012, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7. Stock Split

On June 14, 2013, we effected a three for two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

8. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock totaling $3.3 million were declared in each quarter of 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. Quarterly cash dividends of $0.013 per share were declared in the first quarter of 2012, and of $0.017 per share were declared in each of the second through fourth quarters of 2012, along with a special dividend of $0.50 per share in the fourth quarter of 2012, totaling $18.7 million. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation was obtained from the lender prior to payment of the special dividend in December 2012.

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

MARTEN TRANSPORT, LTD.

 Notes to Consolidated Financial Statements (Continued)

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $8.5 million, $8.2 million and $9.7 million of our revenue for loads transported by our tractors and arranged by MWL in 2014, 2013 and 2012, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million and $9.7 million 2013 and 2012, respectively. As of December 31, 2014, we also had a trade receivable in the amount of $920,000 from MWL and an accrued liability of $466,000 to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

10. Share Repurchase Program

In December 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions. The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations. We have made no purchases in 2014, 2013 or 2012. The repurchase program does not have an expiration date.

11. Employee Benefits

Stock Incentive Plans - Under our 2005 Stock Incentive Plan (the “2005 Plan”), all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to non-employee directors upon their annual re-election to our Board of Directors are generally exercisable at the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2005 Plan is 2.85 million shares. As of December 31, 2014, there were 977,867 shares reserved for issuance under options outstanding and 226,616 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan.

MARTEN TRANSPORT, LTD.

 Notes to Consolidated Financial Statements (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2014	2013	2012

Expected option life in years(1)	6.0	6.1	6.1
Expected stock price volatility percentage(2)	27%	33%	37%
Risk-free interest rate percentage(3)	1.9%	1.5%	1.1%
Expected dividend yield(4)	0.46%	0.51%	0.49%
Fair value as of the date of grant	$6.25	$5.46	$4.81

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

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

In May 2014, we also granted 36,400 performance unit awards with similar terms to the awards granted in 2010 through 2013, and also granted 11,000 performance unit awards with similar terms to such awards except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in May 2014 vest from December 31, 2014 through December 31, 2018.

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

Total share-based compensation expense recorded in 2014 was $921,000 ($571,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), in 2013 was $1.1 million ($672,000 net of income tax benefit, $0.02 of earnings per basic and diluted share) and in 2012 was $1.2 million ($759,000 net of income tax benefit, $0.02 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows. In 2014, 2013 and 2012, there was $115,000, $165,000 and $336,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2014, there was a total of $1.4 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.3 years, and $2.2 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2018.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

Option activity in 2014 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2013	1,015,759	$14.07
Granted	76,000	21.99
Exercised	(89,192)	13.61
Forfeited	(24,700)	13.85
Outstanding at December 31, 2014	977,867	$14.74
Exercisable at December 31, 2014	695,317	$13.63

The 977,867 options outstanding as of December 31, 2014 have a weighted average remaining contractual life of 3.2 years and an aggregate intrinsic value based on our closing stock price on December 31, 2014 for in-the-money options of $7.0 million. The 695,317 options exercisable as of the same date have a weighted average remaining contractual life of 2.4 years and an aggregate intrinsic value similarly calculated of $5.7 million.

The fair value of options granted in 2014, 2013 and 2012 was $475,000, $953,000 and $695,000, respectively, for service-based options. The total intrinsic value of options exercised in 2014, 2013 and 2012 was $761,000, $915,000 and $1.4 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2014, 2013 and 2012 were $1.2 million, $1.1 million and $968,000, respectively.

Nonvested option awards as of December 31, 2014 and changes during 2014 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Grant Date	Life
	Shares	Fair Value	(in Years)
Service-based options:
Nonvested at December 31, 2013	331,450	$5.30	5.5
Granted	76,000	6.25	6.4
Vested	(101,100)	5.36	3.8
Forfeited	(23,800)	4.57	4.8
Nonvested at December 31, 2014	282,550	$5.60	5.3

The total fair value of options which vested during 2014, 2013 and 2012 was $541,000, $636,000 and $751,000, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes our nonvested performance unit award activity in 2014:

			Weighted Average
			Grant Date
	Shares		Fair Value
Nonvested at December 31, 2013	117,532		$13.81
Granted	47,400		22.34
Vested	(14,415	) (1)	15.10
Nonvested at December 31, 2014	150,517		$16.37

(1)

This number of performance unit award shares vested based on our financial performance in 2014 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2015. The fair value of unit award shares that vested in 2014 was $218,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2014 was $17,500 for participants less than age 50 and $23,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2014, 2013 or 2012. Total expense recorded for the plan was $1.5 million in 2014, $1.4 million in 2013 and $909,000 in 2012.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. As of December 31, 2014, 70,514 shares of Company common stock were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

13. Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

14. Commitments and Contingencies

We are committed to new revenue equipment expenditures of $80.4 million in 2015, building construction and acquisition expenditures of $6.5 million in 2015 and operating lease obligation expenditures totaling $866,000 through 2018.

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

15. Business Segments

Beginning with fiscal 2014, we have elected to aggregate our six current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes, compared with two reporting segments previously. We believe reporting our results in this manner will provide better visibility and understanding into our business and better reflect our operational structure. Information for prior periods has been shown in the same four segments for comparison purposes.

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment across the United States and into and out of Mexico and Canada.

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our customer contracts range from three to five years and are subject to annual rate reviews.

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

Our Brokerage segment arranges for smaller third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico while we retain the billing, collection and customer management responsibilities. Our Brokerage segment also included the revenue of MWL, a third-party provider of logistics services to the transportation industry, until we deconsolidated our 45% interest in MWL effective March 28, 2013.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2014	2013	2012
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$358,458	$366,798	$363,645
Truckload fuel surcharge revenue	89,815	98,161	100,067
Total Truckload revenue	448,273	464,959	463,712

Dedicated revenue, net of fuel surcharge revenue	56,609	33,526	14,738
Dedicated fuel surcharge revenue	13,743	8,794	4,873
Total Dedicated revenue	70,352	42,320	19,611

Intermodal revenue, net of fuel surcharge revenue	75,447	71,764	55,151
Intermodal fuel surcharge revenue	21,645	20,749	16,173
Total Intermodal revenue	97,092	92,513	71,324

Brokerage revenue:
Marten Transport	57,212	52,746	53,161
MWL(1)	-	6,676	30,648
Total Brokerage revenue	57,212	59,422	83,809

Total operating revenue	$672,929	$659,214	$638,456

Operating income:
Truckload	$39,483	$39,290	$33,715
Dedicated	7,136	5,575	3,090
Intermodal	1,735	4,014	4,703
Brokerage	2,652	3,116	4,345
Total operating income	$51,006	$51,995	$45,853

(1)

Brokerage revenue is net of $2.1 million and $9.7 million of inter-segment revenue in 2013 and 2012, respectively, for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

Truckload segment depreciation expense was $53.0 million, $54.6 million and $54.5 million, Dedicated segment depreciation expense was $8.2 million, $4.7 million and $2.2 million, Intermodal segment depreciation expense was $6.0 million, $4.3 million and $3.3 million, and Brokerage segment depreciation expense was $993,000, $845,000 and $919,000, in 2014, 2013 and 2012, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2014 and 2013:

2014 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$159,409	$168,423	$171,550	$173,547
Operating income	8,640	12,932	13,042	16,392
Net income	5,287	7,926	7,652	8,969
Basic earnings per common share	0.16	0.24	0.23	0.27
Diluted earnings per common share	0.16	0.24	0.23	0.27

2013 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$164,474	$161,413	$167,103	$166,224
Operating income	12,538	13,121	13,653	12,683
Net income	7,202	7,667	7,977	7,301
Basic earnings per common share	0.22	0.23	0.24	0.22
Diluted earnings per common share	0.22	0.23	0.24	0.22

The sum of the basic and diluted earnings per common share for the 2014 quarters exceeds the basic and diluted earnings per common share for 2014, and the sum of the diluted earnings per common share for the 2013 quarters exceeds the diluted earnings per common share for 2013, due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2015 Proxy Statement is incorporated in this Report by reference.

B.            Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.            Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2015 Proxy Statement is incorporated in this Report by reference.

D.            Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.             Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2015 Proxy Statement is incorporated in this Report by reference.

F.             Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2015 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2015 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2015 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2015 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2015 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 65 through 68. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 16, 2015. Requests should be sent to James J. Hinnendael, Chief Financial Officer, at our corporate headquarters.

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

Dated: March 12, 2015	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

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
G. Larry Owens

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2014	$14,404	$41,036	$(41,442	)(1)	$13,998
Year ended December 31, 2013	13,838	35,194	(34,628	)(1)	14,404
Year ended December 31, 2012	13,042	32,548	(31,752	)(1)	13,838

Allowance for doubtful accounts:
Year ended December 31, 2014	450	264	(239	)(2)	475
Year ended December 31, 2013	334	225	(109	)(2)	450
Year ended December 31, 2012	470	—	(136	)(2)	334

(1)       Claims payments

(2)       Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2014

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

Item No.	Item	Filing Method

10.15	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.16	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

10.17	Letter from KPMG LLP dated March 13, 2014	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed March 13, 2014.

10.18	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 7, 2014.

10.19

Fifth Amendment to Credit Agreement, dated as of December 22, 2014, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

23.2	Consent of KPMG LLP	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 12, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three years ended December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2014, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.