Form 10-Q
period 2015-03-31
MARTEN TRANSPORT LTD
filed 2015-05-04
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,569,599 as of April 27, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$21,700	$123
Receivables:
Trade, net	68,686	72,263
Other	3,475	17,740
Prepaid expenses and other	15,168	16,860
Deferred income taxes	3,145	3,199
Total current assets	112,174	110,185

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	651,229	645,972
Accumulated depreciation	(186,371)	(180,223)
Net property and equipment	464,858	465,749
Other assets	3,581	3,726
TOTAL ASSETS	$580,613	$579,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$-	$745
Accounts payable and accrued liabilities	41,985	29,775
Insurance and claims accruals	14,832	13,998
Total current liabilities	56,817	44,518
Long-term debt	-	24,373
Deferred income taxes	125,095	122,843
Total liabilities	181,912	191,734

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 48,000,000 shares authorized; 33,503,392 shares at March 31, 2015, and 33,418,829 shares at December 31, 2014, issued and outstanding	335	334
Additional paid-in capital	88,793	87,370
Retained earnings	309,573	300,222
Total stockholders’ equity	398,701	387,926
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,613	$579,660

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2015	2014

OPERATING REVENUE	$161,287	$159,409

OPERATING EXPENSES (INCOME):
Salaries, wages and benefits	48,808	43,732
Purchased transportation	29,504	28,130
Fuel and fuel taxes	26,476	39,826
Supplies and maintenance	10,442	10,435
Depreciation	17,827	16,371
Operating taxes and licenses	1,876	1,713
Insurance and claims	8,090	6,125
Communications and utilities	1,528	1,433
Gain on disposition of revenue equipment	(1,161)	(663)
Gain on disposition of facility	(3,712)	-
Other	4,298	3,667

Total operating expenses	143,976	150,769

OPERATING INCOME	17,311	8,640

OTHER	15	(98)

INCOME BEFORE INCOME TAXES	17,296	8,738

PROVISION FOR INCOME TAXES	7,108	3,451

NET INCOME	$10,188	$5,287

BASIC EARNINGS PER COMMON SHARE	$0.30	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.16

DIVIDENDS DECLARED PER COMMON SHARE	$0.025	$0.025

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2013	33,301	$333	$85,077	$273,727	$359,137
Net income	-	-	-	5,287	5,287
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	48	-	370	-	370
Tax benefits from share-based payment arrangement exercises	-	-	50	-	50
Share-based payment arrangement compensation expense	-	-	211	-	211
Dividends on common stock	-	-	-	(834)	(834)
Balance at March 31, 2014	33,349	333	85,708	278,180	364,221
Net income	-	-	-	24,547	24,547
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	70	1	843	-	844
Tax benefits from share-based payment arrangement exercises	-	-	109	-	109
Share-based payment arrangement compensation expense	-	-	710	-	710
Dividends on common stock	-	-	-	(2,505)	(2,505)
Balance at December 31, 2014	33,419	334	87,370	300,222	387,926
Net income	-	-	-	10,188	10,188
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	84	1	972	-	973
Tax benefits from share-based payment arrangement exercises	-	-	178	-	178
Share-based payment arrangement compensation expense	-	-	273	-	273
Dividends on common stock	-	-	-	(837)	(837)
Balance at March 31, 2015	33,503	$335	$88,793	$309,573	$398,701

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$10,188	$5,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,827	16,371
Gain on disposition of revenue equipment	(1,161)	(663)
Gain on disposition of facility	(3,712)	-
Deferred income taxes	2,306	1,076
Tax benefits from share-based payment arrangement exercises	178	50
Excess tax benefits from share-based payment arrangement exercises	(159)	(5)
Share-based payment arrangement compensation expense	273	211
Equity in earnings from affiliate	159	(37)
Changes in other current operating items:
Receivables	18,703	1,795
Prepaid expenses and other	1,692	1,908
Accounts payable and accrued liabilities	6,034	1,072
Insurance and claims accruals	834	443
Net cash provided by operating activities	53,162	27,508

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(20,360)	(27,543)
Proceeds from revenue equipment dispositions	13,291	9,850
Buildings and land, office equipment and other additions	(4,295)	(3,682)
Proceeds from buildings and land, office equipment and other dispositions	4,616	-
Other	(14)	(9)
Net cash used for investing activities	(6,762)	(21,384)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	13,444	-
Repayment of borrowings under credit facility and long-term debt	(37,817)	-
Dividends on common stock	(837)	(834)
Issuance of common stock from share-based payment arrangement exercises	973	370
Excess tax benefits from share-based payment arrangement exercises	159	5
Change in net checks issued in excess of cash balances	(745)	-
Net cash used for financing activities	(24,823)	(459)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,577	5,665

CASH AND CASH EQUIVALENTS:
Beginning of period	123	13,650
End of period	$21,700	$19,315

SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$5,315	$3,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for:
Income taxes	$(12,145)	$2,347
Interest	$28	$24

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

(1) Consolidated Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2014 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2015	2014
Numerator:
Net income	$10,188	$5,287
Denominator:
Basic earnings per common share - weighted-average shares	33,458	33,340
Effect of dilutive stock options	303	291
Diluted earnings per common share - weighted-average shares and assumed conversions	33,761	33,631

Basic earnings per common share	$0.30	$0.16
Diluted earnings per common share	$0.30	$0.16

              Options totaling 160,800 and 108,500 equivalent shares for the three-month periods ended March 31, 2015 and March 31, 2014, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 48,861 and 35,964 equivalent shares for the three-month periods ended March 31, 2015 and March 31, 2014, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)   Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At March 31, 2015, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $40.8 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.84% at December 31, 2014, the last quarter-end date with an outstanding principal balance.

(4)   Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $55,000 in the first three months of 2015 and $138,000 in the first three months of 2014 for fuel and tire services. In addition, we paid $219,000 in the first three months of 2015 and $238,000 in the first three months of 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 7.

(5)   Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first quarters of 2015 and 2014.

(6)   Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first three months of 2015, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2015 and 2014 was $273,000 and $211,000, respectively. See Note 11 to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a detailed description of stock-based awards under our 2005 Stock Incentive Plan.

(7)   Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $2.0 million and $1.7 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, we also had a trade receivable in the amount of $880,000 from MWL and an accrued liability of $2.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(8)   Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9)  Commitments and Contingencies

We are committed to purchase $67.8 million of new revenue equipment in the remainder of 2015; building construction expenditures of $4.9 million in the remainder of 2015; and operating lease obligation expenditures totaling $759,000 through 2018.

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

(10)  Business Segments

We have six current operating segments that have been aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. Information for the first quarter of 2014, which was previously aggregated into two reporting segments, has been shown in the same four segments for comparison purposes.

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

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also, through March 2015, our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2015	2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,811	$86,802
Truckload fuel surcharge revenue	14,590	23,712
Total Truckload revenue	101,401	110,514

Dedicated revenue, net of fuel surcharge revenue	19,863	10,728
Dedicated fuel surcharge revenue	2,591	2,822
Total Dedicated revenue	22,454	13,550

Intermodal revenue, net of fuel surcharge revenue	17,019	18,354
Intermodal fuel surcharge revenue	3,373	5,336
Total Intermodal revenue	20,392	23,690

Brokerage revenue	17,040	11,655

Total operating revenue	$161,287	$159,409

Operating income:
Truckload	$9,602	$6,178
Dedicated	2,004	1,322
Intermodal	1,251	483
Brokerage	742	657
Total operating income before gain on disposition of facility	13,599	8,640
Gain on disposition of facility	3,712	-
Total operating income	$17,311	$8,640

             Truckload segment depreciation expense was $13.2 million and $13.3 million, Dedicated segment depreciation expense was $2.9 million and $1.5 million, Intermodal segment depreciation expense was $1.5 million and $1.4 million, and Brokerage segment depreciation expense was $270,000 and $224,000, in the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

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

(12) Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2014. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also, through March 2015, our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our operating revenue increased $1.9 million, or 1.2%, in the first three months of 2015. Our operating revenue, net of fuel surcharges, increased $13.2 million, or 10.3%, compared with the first three months of 2014. Truckload segment revenue, net of fuel surcharges, was $86.8 million in each of the 2015 and 2014 periods. Dedicated segment revenue, net of fuel surcharges, increased 85.2% primarily due to an increase in our average fleet size of 85.5% from the first three months of 2014. Intermodal segment revenue, net of fuel surcharges, decreased 7.3% due to the disposal of the overhead-intensive containers that were used in our intermodal operations, partially offset by increased volume with our temperature-controlled trailer service. Brokerage revenue increased 46.2% in the first three months of 2015 due to an increase in volume. Fuel surcharge revenue decreased to $20.6 million in the first three months of 2015 from $31.9 million in the first three months of 2014, which was primarily due to lower fuel prices.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue we pay to providers for the transportation services we arrange, which is included within purchased transportation in our consolidated condensed statements of operations.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.3% in the first three months of 2015 from 94.6% in the first three months of 2014. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.7% in the first three months of 2015 from 93.2% in the first three months of 2014. Our operating ratio for the first three months of 2015, net of a gain on the disposition of a facility of $3.7 million, improved to 91.6% and, net of both fuel surcharges and the facility disposition gain, improved to 90.3%. Our net income increased by 92.7% to $10.2 million, or $0.30 per diluted share, in the first three months of 2015 from $5.3 million, or $0.16 per diluted share, in the first three months of 2014. The increase in profitability in the first three months of 2015 was primarily driven by the $0.06 per diluted share impact of the facility disposition gain, the increase in our average Truckload revenue per tractor, the disposal of the overhead-intensive containers that were used in a portion of our intermodal operations, an improvement in net fuel expense with the lower fuel prices, and the impact that the severe weather conditions had on the first quarter of 2014 on both freight volumes and operating costs, partially offset by an increase in insurance and claims.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2015, we had $21.7 million of cash and cash equivalents, $398.7 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2015, net cash flows provided by operating activities of $53.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $7.1 million, to repay $24.4 million of long-term debt, and to increase cash and cash equivalents by $21.6 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $95 million for the remainder of 2015. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating revenue, net of fuel surcharge revenue; Truckload, Dedicated and Intermodal revenue, net of fuel surcharge revenue; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue, the facility disposition gain, and the sum of both amounts; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2015	2014
Truckload Segment:
Revenue (in thousands)	$101,401	$110,514
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,606	$3,507
Average tractors(1)	1,872	1,925
Average miles per trip	705	683
Total miles (in thousands)	47,530	49,503

Dedicated Segment:
Revenue (in thousands)	$22,454	$13,550
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,442	$3,447
Average tractors(1)	449	242
Average miles per trip	375	338
Total miles (in thousands)	11,075	5,916

Intermodal Segment:
Revenue (in thousands)	$20,392	$23,690
Loads	9,367	10,523
Average tractors	96	98

Brokerage Segment:
Revenue (in thousands)	$17,040	$11,655
Loads	10,850	7,708

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 54 and 41 tractors as of March 31, 2015 and 2014, respectively.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,811	$86,802	$9	-%
Truckload fuel surcharge revenue	14,590	23,712	(9,122)	(38.5)
Total Truckload revenue	101,401	110,514	(9,113)	(8.2)

Dedicated revenue, net of fuel surcharge revenue	19,863	10,728	9,135	85.2
Dedicated fuel surcharge revenue	2,591	2,822	(231)	(8.2)
Total Dedicated revenue	22,454	13,550	8,904	65.7

Intermodal revenue, net of fuel surcharge revenue	17,019	18,354	(1,335)	(7.3)
Intermodal fuel surcharge revenue	3,373	5,336	(1,963)	(36.8)
Total Intermodal revenue	20,392	23,690	(3,298)	(13.9)

Brokerage revenue	17,040	11,655	5,385	46.2

Total operating revenue	$161,287	$159,409	$1,878	1.2%

Operating income:
Truckload	$9,602	$6,178	$3,424	55.4%
Dedicated	2,004	1,322	682	51.6
Intermodal	1,251	483	768	159.0
Brokerage	742	657	85	12.9
Total operating income before gain on disposition of facility	13,599	8,640	4,959	57.4

Gain on disposition of facility	3,712	-	3,712	N/A
Total operating income	$17,311	$8,640	$8,671	100.4%

Operating ratio(1):
Truckload	90.5%	94.4%
Dedicated	91.1	90.2
Intermodal	93.9	98.0
Brokerage	95.6	94.4
Consolidated operating ratio before gain on disposition of facility	91.6%	94.6%

Consolidated operating ratio	89.3%	94.6%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $1.9 million, or 1.2%, to $161.3 million in the 2015 period from $159.4 million in the 2014 period. Our operating revenue, net of fuel surcharges, increased $13.2 million, or 10.3%, to $140.7 million in the 2015 period from $127.5 million in the 2014 period. This increase was primarily due to a $9.1 million increase in Dedicated revenue, net of fuel surcharges, and a $5.4 million increase in Brokerage revenue. Fuel surcharge revenue decreased to $20.6 million in the 2015 period from $31.9 million in the 2014 period, which was primarily due to lower fuel prices.

Truckload segment revenue decreased $9.1 million, or 8.2%, to $101.4 million in the 2015 period from $110.5 million in the 2014 period. Truckload segment revenue, net of fuel surcharges was $86.8 million in each of the 2015 and 2014 periods. The increase in profitability in the 2015 period was primarily due to an increase in our average revenue per tractor, an improvement in our net fuel expense with the lower fuel prices, and the impact of severe weather conditions in the 2014 period on both freight volumes and operating costs, partially offset by an increase in insurance and claims.

Dedicated segment revenue increased $8.9 million, or 65.7%, to $22.5 million in the 2015 period from $13.6 million in the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 85.2% primarily due to an increase in our average fleet size of 85.5% driven by a significant increase in our number of Dedicated contracts with customers. The increase in the operating ratio in the 2015 period was primarily due to the addition of contracts with higher operating ratios than the average in the 2014 period.

Intermodal segment revenue decreased $3.3 million, or 13.9%, to $20.4 million in the 2015 period from $23.7 million in the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 7.3% due to the disposal of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled trailer service. The increase in profitability in the 2015 period was primarily due to the volume decrease in our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, rate increases in the fourth quarter of 2014 and the first quarter of 2015, and the impact of severe weather conditions in the 2014 period on both freight volumes and operating costs.

Brokerage segment revenue increased $5.4 million, or 46.2%, to $17.0 million in the 2015 period from $11.7 million in the 2014 period, primarily due to an increase in volume. The increase in the operating ratio for our Brokerage segment in the 2015 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$1,878	1.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,076	11.6	30.3	27.4
Purchased transportation	1,374	4.9	18.3	17.6
Fuel and fuel taxes	(13,350)	(33.5)	16.4	25.0
Supplies and maintenance	7	0.1	6.5	6.5
Depreciation	1,456	8.9	11.1	10.3
Operating taxes and licenses	163	9.5	1.2	1.1
Insurance and claims	1,965	32.1	5.0	3.8
Communications and utilities	95	6.6	0.9	0.9
Gain on disposition of revenue equipment	(498)	(75.1)	(0.7)	(0.4)
Gain on disposition of facility	(3,712)	N/A	(2.3)	-
Other	631	17.2	2.7	2.3
Total operating expenses	(6,793)	(4.5)	89.3	94.6
Operating income	8,671	100.4	10.7	5.4
Other	113	115.3	-	(0.1)
Income before income taxes	8,558	97.9	10.7	5.5
Provision for income taxes	3,657	106.0	4.4	2.2
Net income	$4,901	92.7%	6.3%	3.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2014 period resulted primarily from increases to several components of the amount paid to company drivers and an increase in bonus compensation expense for our non-driver employees.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $1.4 million in total, or 4.9%, in the 2015 period from the 2014 period. Payments to carriers for transportation services we arranged in our Brokerage segment increased $4.8 million to $14.7 million in the 2015 period from $9.8 million in the 2014 period. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.7 million to $13.0 million in the 2015 period from $16.7 million in the 2014 period. This decrease is primarily the result of a volume decrease in our dry container service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $285,000 in the 2015 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $13.4 million in the 2015 period from the 2014 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $4.0 million, or 32.3%, to $8.5 million in the 2015 period from $12.5 million in the 2014 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.6 million in the 2015 period and $4.6 million in the 2014 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.92 per gallon in the 2015 period from $3.96 per gallon in the 2014 period and continued progress with the cost control measures stated above. Net fuel expense represented 6.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2015 period, compared with 10.8% in the 2014 period.

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

Insurance and claims consist of the costs of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.0 million increase in insurance and claims in the 2015 period was primarily due to an increase in the cost of our self-insured auto liability, physical damage and workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $1.2 million in the 2015 period from $663,000 in the 2014 period due to an increase in the market value for used revenue equipment. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, is part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent over $75 million since 2008. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.3% in the 2015 period from 94.6% in the 2014 period. The operating ratio for our Truckload segment was 90.5% in the 2015 period and 94.4% in the 2014 period, for our Dedicated segment was 91.1% in the 2015 period and 90.2% in the 2014 period, for our Intermodal segment was 93.9% in the 2015 period and 98.0% in the 2014 period, and for our Brokerage segment was 95.6% in the 2015 period and 94.4% in the 2014 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.7% in the 2015 period from 93.2% in the 2014 period. Our operating ratio for the 2015 period, net of the facility disposition gain, improved to 91.6% and, net of both fuel surcharges and the facility disposition gain, improved to 90.3%.

Our effective income tax rate increased to 41.1% in the 2015 period from 39.5% in the 2014 period.

As a result of the factors described above, net income increased to $10.2 million in the 2015 period from $5.3 million in the 2014 period. Net earnings per diluted share increased to $0.30 in the 2015 period from $0.16 in the 2014 period.

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

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash flows provided by operating activities	$53,162	$27,508
Net cash flows used for investing activities	(6,762)	(21,384)
Net cash flows used for financing activities	(24,823)	(459)

In the first three months of 2015, net cash flows provided by operating activities of $53.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $7.1 million, to repay $24.4 million of long-term debt and to increase cash and cash equivalents by $21.6 million. In the first three months of 2014, net cash flows provided by operating activities of $27.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $17.7 million, to partially construct regional operating facilities in the amount of $1.5 million and to increase cash and cash equivalents by $5.7 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $95 million for the remainder of 2015. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first quarters of 2015 and 2014 totaling $837,000 and $834,000, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At March 31, 2015, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $9.2 million and remaining borrowing availability of $40.8 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at March 31, 2015.

The following is a summary of our contractual obligations as of March 31, 2015.

	Payments Due by Period
	Remainder	2016	2018
	of	And	And
(In thousands)	2015	2017	2019	Thereafter	Total
Purchase obligations for revenue equipment	$67,789	$—	$—	$—	$67,789
Building construction obligations	4,868	—	—	—	4,868
Operating lease obligations	304	447	8	—	759
Total	$72,961	$447	$8	$—	$73,416

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2015 of 70,590 shares of Company common stock with a value of $1.6 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $55,000 in the first three months of 2015 and $138,000 in the first three months of 2014 for fuel and tire services. In addition, we paid $219,000 in the first three months of 2015 and $238,000 in the first three months of 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $2.0 million and $1.7 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, we also had a trade receivable in the amount of $880,000 from MWL and an accrued liability of $2.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $9.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2015.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $462,000 as of March 31, 2015 and $475,000 as of December 31, 2014. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $464.9 million as of March 31, 2015 and $465.7 million as of December 31, 2014. Our depreciation expense was $17.8 million for the first three months of 2015 and $16.4 million for the first three months of 2014. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2015 by approximately $10.3 million, or 2.2%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $9.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.8 million as of March 31, 2015 and $14.0 million as of December 31, 2014. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated insurance and claims accruals as of March 31, 2015 would have needed to increase by approximately $3.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2015, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.3 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2014.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 4, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2015 and March 31, 2014, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2015 and March 31, 2014, and for the nine-month period ended December 31, 2014, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2015 and March 31, 2014, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 4, 2015	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2015	By:	/s/ James J. Hinnendael
James J. Hinnendael
Chief Financial Officer
(Principal Financial and Accounting Officer)