Form 10-Q
period 2015-06-30
MARTEN TRANSPORT LTD
filed 2015-08-07
CIK 799167

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,619,345 as of July 27, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$4,499	$123
Receivables:
Trade, net	68,898	72,263
Other	8,814	17,740
Prepaid expenses and other	15,912	16,860
Deferred income taxes	3,091	3,199
Total current assets	101,214	110,185

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	700,123	645,972
Accumulated depreciation	(190,330)	(180,223)
Net property and equipment	509,793	465,749
Other assets	3,606	3,726
Total assets	$614,613	$579,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$-	$745
Accounts payable and accrued liabilities	65,221	29,775
Insurance and claims accruals	13,645	13,998
Total current liabilities	78,866	44,518
Long-term debt	-	24,373
Deferred income taxes	127,347	122,843
Total liabilities	206,213	191,734

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 33,618,595 shares at June 30, 2015, and 33,418,829 shares at December 31, 2014, issued and outstanding	336	334
Additional paid-in capital	90,975	87,370
Retained earnings	317,089	300,222
Total stockholders’ equity	408,400	387,926
Total liabilities and stockholders’ equity	$614,613	$579,660

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2015	2014	2015	2014

Operating revenue	$163,588	$168,423	$324,875	$327,832

Operating expenses (income):
Salaries, wages and benefits	50,964	44,667	99,772	88,399
Purchased transportation	28,083	30,739	57,587	58,869
Fuel and fuel taxes	28,281	40,494	54,757	80,320
Supplies and maintenance	10,942	10,351	21,384	20,786
Depreciation	18,311	16,865	36,138	33,236
Operating taxes and licenses	2,014	1,728	3,890	3,441
Insurance and claims	6,778	6,663	14,868	12,788
Communications and utilities	1,388	1,311	2,916	2,744
Gain on disposition of revenue equipment	(1,787)	(1,278)	(2,948)	(1,941)
Gain on disposition of facility	-	-	(3,712)	-
Other	4,453	3,951	8,751	7,618

Total operating expenses	149,427	155,491	293,403	306,260

Operating income	14,161	12,932	31,472	21,572

Other	6	(612)	21	(710)

Income before income taxes	14,155	13,544	31,451	22,282

Provision for income taxes	5,798	5,618	12,906	9,069

Net income	$8,357	$7,926	$18,545	$13,213

Basic earnings per common share	$0.25	$0.24	$0.55	$0.40

Diluted earnings per common share	$0.25	$0.24	$0.55	$0.39

Dividends declared per common share	$0.025	$0.025	$0.050	$0.050

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2013	33,301	$333	$85,077	$273,727	$359,137
Net income	-	-	-	13,213	13,213
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	97	1	965	-	966
Tax benefits from share-based payment arrangement exercises	-	-	134	-	134
Share-based payment arrangement compensation expense	-	-	611	-	611
Dividends on common stock	-	-	-	(1,669)	(1,669)
Balance at June 30, 2014	33,398	334	86,787	285,271	372,392
Net income	-	-	-	16,621	16,621
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	21	-	248	-	248
Tax benefits from share-based payment arrangement exercises	-	-	25	-	25
Share-based payment arrangement compensation expense	-	-	310	-	310
Dividends on common stock	-	-	-	(1,670)	(1,670)
Balance at December 31, 2014	33,419	334	87,370	300,222	387,926
Net income	-	-	-	18,545	18,545
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	200	2	2,301	-	2,303
Tax benefits from share-based payment arrangement exercises	-	-	448	-	448
Share-based payment arrangement compensation expense	-	-	856	-	856
Dividends on common stock	-	-	-	(1,678)	(1,678)
Balance at June 30, 2015	33,619	$336	$90,975	$317,089	$408,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2015	2014
Cash flows provided by operating activities:
Operations:
Net income	$18,545	$13,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,138	33,236
Gain on disposition of revenue equipment	(2,948)	(1,941)
Gain on disposition of facility	(3,712)	-
Deferred income taxes	4,612	2,151
Tax benefits from share-based payment arrangement exercises	448	134
Excess tax benefits from share-based payment arrangement exercises	(428)	(90)
Share-based payment arrangement compensation expense	856	611
Equity in earnings from affiliate	143	(530)
Changes in other current operating items:
Receivables	11,536	(7,205)
Prepaid expenses and other	948	1,325
Accounts payable and accrued liabilities	5,991	(817)
Insurance and claims accruals	(353)	608
Net cash provided by operating activities	71,776	40,695

Cash flows used for investing activities:
Revenue equipment additions	(68,524)	(66,115)
Proceeds from revenue equipment dispositions	28,867	21,439
Buildings and land, office equipment and other additions	(8,280)	(24,839)
Proceeds from buildings and land, office equipment and other dispositions	4,625	-
Other	(23)	(18)
Net cash used for investing activities	(43,335)	(69,533)

Cash flows (used for) provided by financing activities:
Borrowings under credit facility and long-term debt	13,444	26,875
Repayment of borrowings under credit facility and long-term debt	(37,817)	(10,118)
Dividends on common stock	(1,678)	(1,669)
Issuance of common stock from share-based payment arrangement exercises	2,303	966
Excess tax benefits from share-based payment arrangement exercises	428	90
Change in checks issued in excess of cash balances	(745)	-
Net cash (used for) provided by financing activities	(24,065)	16,144

Net change in cash and cash equivalents	4,376	(12,694)

Cash and cash equivalents:
Beginning of period	123	13,650
End of period	$4,499	$956

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$30,210	$4,837

Supplemental disclosure of cash flow information:
Cash (received) paid for:
Income taxes	$(7,440)	$11,765
Interest	$53	$47

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

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

(2)	Earnings per Common Share

 Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$8,357	$7,926	$18,545	$13,213
Denominator:
Basic earnings per common share - weighted-average shares	33,582	33,369	33,521	33,355
Effect of dilutive stock options	271	327	281	307
Diluted earnings per common share - weighted-average shares and assumed conversions	33,853	33,696	33,802	33,662

Basic earnings per common share	$0.25	$0.24	$0.55	$0.40
Diluted earnings per common share	$0.25	$0.24	$0.55	$0.39

               Options totaling 224,000 and 307,000 equivalent shares for the three-month and six-month periods ended June 30, 2015, respectively, and 153,500 and 168,500 equivalent shares for the three-month and six-month periods ended June 30, 2014, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 71,751 equivalent shares for each of the three-month and six-month periods ended June 30, 2015 and 46,805 equivalent shares for each of the three-month and six-month periods ended June 30, 2014, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)	Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At June 30, 2015, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $39.6 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.84% at December 31, 2014, the last quarter-end date with an outstanding principal balance.

(4)	Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $203,000 in the first six months of 2015 and $289,000 in the first six months of 2014 for fuel and tire services. In addition, we paid $628,000 in the first six months of 2015 and $706,000 in the first six months of 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 9.

(5)	Amendment to Amended and Restated Certificate of Incorporation

In May 2015, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value per share, from 48,000,000 shares to 96,000,000 shares.

(6)	Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first two quarters of 2015 and 2014.

(7)	2015 Equity Incentive Plan

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under the 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards, of which 206,500 shares have been awarded as of June 30, 2015. The maximum number of shares of common stock available for issuance under the 2015 Plan is 800,000 shares. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015. Any awards issued under the 2005 Plan that remain outstanding will continue according to their terms.

(8)	Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first six months of 2015, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2015 and 2014 was $856,000 and $611,000, respectively. See Note 11 to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a detailed description of stock-based awards.

(9)	Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $3.7 million and $3.6 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015, we also had a trade receivable in the amount of $558,000 from MWL and an accrued liability of $2.6 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(10)	Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11)	Commitments and Contingencies

We are committed to purchase $88.2 million of new revenue equipment in the remainder of 2015; building construction expenditures of $3.2 million in the remainder of 2015; and operating lease obligation expenditures totaling $650,000 through 2018.

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

(12)	Business Segments

We have six current operating segments that have been aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. Information for the first six months of 2014, which was previously aggregated into two reporting segments, has been shown in the same four segments for comparison purposes.  We believe reporting our results in this manner will provide better visibility and understanding into our business and reflect our operational structure.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$88,822	$90,316	$175,633	$177,118
Truckload fuel surcharge revenue	13,929	23,699	28,519	47,411
Total Truckload revenue	102,751	114,015	204,152	224,529

Dedicated revenue, net of fuel surcharge revenue	22,601	11,845	42,464	22,573
Dedicated fuel surcharge revenue	2,803	3,245	5,394	6,067
Total Dedicated revenue	25,404	15,090	47,858	28,640

Intermodal revenue, net of fuel surcharge revenue	16,101	20,406	33,120	38,760
Intermodal fuel surcharge revenue	2,945	5,800	6,318	11,136
Total Intermodal revenue	19,046	26,206	39,438	49,896

Brokerage revenue	16,387	13,112	33,427	24,767

Total operating revenue	$163,588	$168,423	$324,875	$327,832

Operating income:
Truckload	$9,808	$10,410	$19,410	$16,588
Dedicated	2,563	1,433	4,567	2,755
Intermodal	969	483	2,220	966
Brokerage	821	606	1,563	1,263
Total operating income before gain on disposition of facility	14,161	12,932	27,760	21,572
Gain on disposition of facility	-	-	3,712	-
Total operating income	$14,161	$12,932	$31,472	$21,572

             Truckload segment depreciation expense was $13.5 million and $13.2 million, Dedicated segment depreciation expense was $3.2 million and $1.8 million, Intermodal segment depreciation expense was $1.4 million and $1.6 million, and Brokerage segment depreciation expense was $289,000 and $240,000, in the three-month periods ended June 30, 2015 and June 30, 2014, respectively. Truckload segment depreciation expense was $26.7 million and $26.5 million, Dedicated segment depreciation expense was $6.0 million and $3.3 million, Intermodal segment depreciation expense was $2.9 million in each of the periods, and Brokerage segment depreciation expense was $559,000 and $464,000, in the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

(13)	Use of Estimates

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

(14)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is currently effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

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

Our operating revenue decreased $3.0 million, or 0.9%, in the first six months of 2015. Our operating revenue, net of fuel surcharges, increased $21.4 million, or 8.1%, compared with the first six months of 2014. Truckload segment revenue, net of fuel surcharges, decreased 0.8% from the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 88.1% primarily due to an increase in our average fleet size of 80.5% from the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 14.6% due to the disposal in March 2015 of the overhead-intensive containers that were used in our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. Brokerage revenue increased 35.0% in the first six months of 2015 due to an increase in volume. Fuel surcharge revenue decreased to $40.2 million in the first six months of 2015 from $64.6 million in the first six months of 2014, which was due to lower fuel prices.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.3% in the first six months of 2015 from 93.4% in the first six months of 2014. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.9% in the first six months of 2015 from 91.8% in the first six months of 2014. Our operating ratio for the first six months of 2015, net of a gain on the disposition of a facility of $3.7 million, improved to 91.5% and, net of both fuel surcharges and the facility disposition gain, improved to 90.2%. Our net income increased by 40.4% to $18.5 million, or $0.55 per diluted share, in the first six months of 2015 from $13.2 million, or $0.39 per diluted share, in the first six months of 2014. The increase in profitability in the first six months of 2015 was primarily driven by the $0.06 per diluted share impact of the facility disposition gain, the increase in our average Truckload and Dedicated revenue per tractor, the disposal in March 2015 of the overhead-intensive containers that were used in a portion of our intermodal operations, an improvement in net fuel expense with the lower fuel prices, and the impact that the severe weather conditions had on the first quarter of 2014 on both freight volumes and operating costs, partially offset by an increase in insurance and claims.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2015, we had $4.5 million of cash and cash equivalents, $408.4 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2015, net cash flows provided by operating activities of $71.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $39.7 million, to repay $24.4 million of long-term debt, to partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.7 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $92 million for the remainder of 2015. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Truckload Segment:
Revenue (in thousands)	$102,751	$114,015	$204,152	$224,529
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,623	$3,655	$3,615	$3,581
Average tractors(1)	1,886	1,901	1,879	1,913
Average miles per trip	679	676	692	679
Total miles (in thousands)	47,829	50,589	95,359	100,092

Dedicated Segment:
Revenue (in thousands)	$25,404	$15,090	$47,858	$28,640
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,493	$3,234	$3,469	$3,332
Average tractors(1)	498	282	473	262
Average miles per trip	368	335	371	336
Total miles (in thousands)	12,274	6,608	23,349	12,524

Intermodal Segment:
Revenue (in thousands)	$19,046	$26,206	$39,438	$49,896
Loads	8,867	12,032	18,234	22,555
Average tractors	91	121	94	110

Brokerage Segment:
Revenue (in thousands)	$16,387	$13,112	$33,427	$24,767
Loads	10,774	8,611	21,624	16,319

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 58 and 35 tractors as of June 30, 2015 and 2014, respectively.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$88,822	$90,316	$(1,494)	(1.7)%
Truckload fuel surcharge revenue	13,929	23,699	(9,770)	(41.2)
Total Truckload revenue	102,751	114,015	(11,264)	(9.9)

Dedicated revenue, net of fuel surcharge revenue	22,601	11,845	10,756	90.8
Dedicated fuel surcharge revenue	2,803	3,245	(442)	(13.6)
Total Dedicated revenue	25,404	15,090	10,314	68.3

Intermodal revenue, net of fuel surcharge revenue	16,101	20,406	(4,305)	(21.1)
Intermodal fuel surcharge revenue	2,945	5,800	(2,855)	(49.2)
Total Intermodal revenue	19,046	26,206	(7,160)	(27.3)

Brokerage revenue	16,387	13,112	3,275	25.0

Total operating revenue	$163,588	$168,423	$(4,835)	(2.9)%

Operating income:
Truckload	$9,808	$10,410	$(602)	(5.8)%
Dedicated	2,563	1,433	1,130	78.9
Intermodal	969	483	486	100.6
Brokerage	821	606	215	35.5
Total operating income	$14,161	$12,932	$1,229	9.5%

Operating ratio(1):
Truckload	90.5%	90.9%
Dedicated	89.9	90.5
Intermodal	94.9	98.2
Brokerage	95.0	95.4
Consolidated operating ratio	91.3%	92.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $4.8 million, or 2.9%, to $163.6 million in the 2015 period from $168.4 million in the 2014 period. Our operating revenue, net of fuel surcharges, increased $8.2 million, or 6.1%, to $143.9 million in the 2015 period from $135.7 million in the 2014 period. This increase was primarily due to a $10.8 million increase in Dedicated revenue, net of fuel surcharges, and a $3.3 million increase in Brokerage revenue, partially offset by a $4.3 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $19.7 million in the 2015 period from $32.7 million in the 2014 period, which was due to lower fuel prices.

Truckload segment revenue decreased $11.3 million, or 9.9%, to $102.8 million in the 2015 period from $114.0 million in the 2014 period. Truckload segment revenue, net of fuel surcharges, decreased to $88.8 million in the 2015 period from $90.3 million in the 2014 period. The increase in profitability in the 2015 period was primarily due to an improvement in our net fuel expense with the lower fuel prices, partially offset by a decrease in our average revenue per tractor.

Dedicated segment revenue increased $10.3 million, or 68.3%, to $25.4 million in the 2015 period from $15.1 million in the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 90.8% primarily due to an increase in our average fleet size of 76.6% driven by a significant increase in our number of Dedicated contracts with customers. The increase in profitability in the 2015 period was primarily due to an increase in our average revenue per tractor.

Intermodal segment revenue decreased $7.2 million, or 27.3%, to $19.0 million in the 2015 period from $26.2 million in the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 21.1% due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The increase in profitability in the 2015 period was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and rate increases beginning in the fourth quarter of 2014.

Brokerage segment revenue increased $3.3 million, or 25.0%, to $16.4 million in the 2015 period from $13.1 million in the 2014 period, primarily due to an increase in volume. The increase in profitability in the 2015 period was primarily due to a decrease in our overhead expenses.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$(4,835)	(2.9)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,297	14.1	31.2	26.5
Purchased transportation	(2,656)	(8.6)	17.2	18.3
Fuel and fuel taxes	(12,213)	(30.2)	17.3	24.0
Supplies and maintenance	591	5.7	6.7	6.1
Depreciation	1,446	8.6	11.2	10.0
Operating taxes and licenses	286	16.6	1.2	1.0
Insurance and claims	115	1.7	4.1	4.0
Communications and utilities	77	5.9	0.8	0.8
Gain on disposition of revenue equipment	(509)	(39.8)	(1.1)	(0.8)
Other	502	12.7	2.7	2.3
Total operating expenses	(6,064)	(3.9)	91.3	92.3
Operating income	1,229	9.5	8.7	7.7
Other	618	101.0	-	(0.4)
Income before income taxes	611	4.5	8.7	8.0
Provision for income taxes	180	3.2	3.5	3.3
Net income	$431	5.4%	5.1%	4.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2014 period resulted primarily from increases to several components of the amount paid to company drivers, an increase in bonus compensation expense for our non-driver employees and an increase in employees’ health insurance due to an increase in our self-insured medical claims.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $2.7 million in total, or 8.6%, in the 2015 period from the 2014 period. Payments to carriers for transportation services we arranged in our Brokerage segment increased $2.8 million to $13.9 million in the 2015 period from $11.1 million in the 2014 period. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $5.9 million to $12.1 million in the 2015 period from $18.0 million in the 2014 period. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $444,000 in the 2015 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $12.2 million in the 2015 period from the 2014 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.7 million, or 13.8%, to $10.9 million in the 2015 period from $12.7 million in the 2014 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.3 million in the 2015 period and $4.9 million in the 2014 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.85 per gallon in the 2015 period from $3.94 per gallon in the 2014 period and continued progress with the cost control measures stated above. Net fuel expense represented 8.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2015 period, compared with 10.3% in the 2014 period.

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

Gain on disposition of revenue equipment increased to $1.8 million in the 2015 period from $1.3 million in the 2014 period primarily due to an increase in the market value for used revenue equipment. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.3% in the 2015 period from 92.3% in the 2014 period. The operating ratio for our Truckload segment was 90.5% in the 2015 period and 90.9% in the 2014 period, for our Dedicated segment was 89.9% in the 2015 period and 90.5% in the 2014 period, for our Intermodal segment was 94.9% in the 2015 period and 98.2% in the 2014 period, and for our Brokerage segment was 95.0% in the 2015 period and 95.4% in the 2014 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 90.2% in the 2015 period from 90.5% in the 2014 period.

The decrease in other non-operating income was primarily due to decreased earnings in the 2015 period by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 41.0% in the 2015 period from 41.5% in the 2014 period.

As a result of the factors described above, net income increased to $8.4 million in the 2015 period from $7.9 million in the 2014 period. Net earnings per diluted share increased to $0.25 in the 2015 period from $0.24 in the 2014 period.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$175,633	$177,118	$(1,485)	(0.8)%
Truckload fuel surcharge revenue	28,519	47,411	(18,892)	(39.8)
Total Truckload revenue	204,152	224,529	(20,377)	(9.1)

Dedicated revenue, net of fuel surcharge revenue	42,464	22,573	19,891	88.1
Dedicated fuel surcharge revenue	5,394	6,067	(673)	(11.1)
Total Dedicated revenue	47,858	28,640	19,218	67.1

Intermodal revenue, net of fuel surcharge revenue	33,120	38,760	(5,640)	(14.6)
Intermodal fuel surcharge revenue	6,318	11,136	(4,818)	(43.3)
Total Intermodal revenue	39,438	49,896	(10,458)	(21.0)

Brokerage revenue	33,427	24,767	8,660	35.0

Total operating revenue	$324,875	$327,832	$(2,957)	(0.9)%

Operating income:
Truckload	$19,410	$16,588	$2,822	17.0%
Dedicated	4,567	2,755	1,812	65.8
Intermodal	2,220	966	1,254	129.8
Brokerage	1,563	1,263	300	23.8
Total operating income before gain on disposition of facility	27,760	21,572	6,188	28.7

Gain on disposition of facility	3,712	-	3,712	N/A
Total operating income	$31,472	$21,572	$9,900	45.9%

Operating ratio(1):
Truckload	90.5%	92.6%
Dedicated	90.5	90.4
Intermodal	94.4	98.1
Brokerage	95.3	94.9
Consolidated operating ratio before gain on disposition of facility	91.5%	93.4%

Consolidated operating ratio	90.3%	93.4%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $3.0 million, or 0.9%, to $324.9 million in the 2015 period from $327.8 million in the 2014 period. Our operating revenue, net of fuel surcharges, increased $21.4 million, or 8.1%, to $284.6 million in the 2015 period from $263.2 million in the 2014 period. This increase was primarily due to a $19.9 million increase in Dedicated revenue, net of fuel surcharges, and an $8.7 million increase in Brokerage revenue, partially offset by a $5.6 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $40.2 million in the 2015 period from $64.6 million in the 2014 period, which was due to lower fuel prices.

Truckload segment revenue decreased $20.4 million, or 9.1%, to $204.2 million in the 2015 period from $224.5 million in the 2014 period. Truckload segment revenue, net of fuel surcharges, decreased to $175.6 million in the 2015 period from $177.1 million in the 2014 period. The increase in profitability in the 2015 period was primarily due to an increase in our average revenue per tractor, an improvement in our net fuel expense with the lower fuel prices, and the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, partially offset by an increase in insurance and claims.

Dedicated segment revenue increased $19.2 million, or 67.1%, to $47.9 million in the 2015 period from $28.6 million in the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 88.1% primarily due to an increase in our average fleet size of 80.5% driven by a significant increase in our number of Dedicated contracts with customers. The operating ratio for our Dedicated segment in the 2015 period was consistent with the 2014 period.

Intermodal segment revenue decreased $10.5 million, or 21.0%, to $39.4 million in the 2015 period from $49.9 million in the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 14.6% due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The increase in profitability in the 2015 period was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, rate increases beginning in the fourth quarter of 2014, and the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Brokerage segment revenue increased $8.7 million, or 35.0%, to $33.4 million in the 2015 period from $24.8 million in the 2014 period, primarily due to an increase in volume. The increase in the operating ratio for our Brokerage segment in the 2015 period was primarily due to an increase in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$(2,957)	(0.9)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	11,373	12.9	30.7	27.0
Purchased transportation	(1,282)	(2.2)	17.7	18.0
Fuel and fuel taxes	(25,563)	(31.8)	16.9	24.5
Supplies and maintenance	598	2.9	6.6	6.3
Depreciation	2,902	8.7	11.1	10.1
Operating taxes and licenses	449	13.0	1.2	1.0
Insurance and claims	2,080	16.3	4.6	3.9
Communications and utilities	172	6.3	0.9	0.8
Gain on disposition of revenue equipment	(1,007)	(51.9)	(0.9)	(0.6)
Gain on disposition of facility	(3,712)	N/A	(1.1)	-
Other	1,133	14.9	2.7	2.3
Total operating expenses	(12,857)	(4.2)	90.3	93.4
Operating income	9,900	45.9	9.7	6.6
Other	731	103.0	-	(0.2)
Income before income taxes	9,169	41.1	9.7	6.8
Provision for income taxes	3,837	42.3	4.0	2.8
Net income	$5,332	40.4%	5.7%	4.0%

The increase in salaries, wages and benefits from the 2014 period resulted primarily from increases to several components of the amount paid to company drivers and an increase in bonus compensation expense for our non-driver employees.

Purchased transportation expense decreased $1.3 million in total, or 2.2%, in the 2015 period from the 2014 period. Payments to carriers for transportation services we arranged in our Brokerage segment increased $7.6 million to $28.6 million in the 2015 period from $21.0 million in the 2014 period. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $9.6 million to $25.1 million in the 2015 period from $34.8 million in the 2014 period. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $729,000 in the 2015 period.

Fuel and fuel taxes decreased by $25.6 million in the 2015 period from the 2014 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.8 million, or 23.0%, to $19.4 million in the 2015 period from $25.2 million in the 2014 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $4.9 million in the 2015 period and $9.5 million in the 2014 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.88 per gallon in the 2015 period from $3.95 per gallon in the 2014 period and continued progress with the cost control measures stated above. Net fuel expense represented 7.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2015 period, compared with 10.6% in the 2014 period.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.1 million increase in insurance and claims in the 2015 period was primarily due to an increase in the cost of our self-insured auto liability claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $2.9 million in the 2015 period from $1.9 million in the 2014 period primarily due to an increase in the market value for used revenue equipment.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, is part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent over $76 million since 2008. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.3% in the 2015 period from 93.4% in the 2014 period. The operating ratio for our Truckload segment was 90.5% in the 2015 period and 92.6% in the 2014 period, for our Dedicated segment was 90.5% in the 2015 period and 90.4% in the 2014 period, for our Intermodal segment was 94.4% in the 2015 period and 98.1% in the 2014 period, and for our Brokerage segment was 95.3% in the 2015 period and 94.9% in the 2014 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.9% in the 2015 period from 91.8% in the 2014 period. Our operating ratio for the 2015 period, net of the facility disposition gain, improved to 91.5% and, net of both fuel surcharges and the facility disposition gain, improved to 90.2%.

The decrease in other non-operating income was primarily due to decreased earnings in the 2015 period by MWL, a 45% owned affiliate.

Our effective income tax rate increased to 41.0% in the 2015 period from 40.7% in the 2014 period.

As a result of the factors described above, net income increased by 40.4% to $18.5 million in the 2015 period from $13.2 million in the 2014 period. Net earnings per diluted share increased to $0.55 in the 2015 period from $0.39 in the 2014 period.

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

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash flows provided by operating activities	$71,776	$40,695
Net cash flows used for investing activities	(43,335)	(69,533)
Net cash flows (used for) provided by financing activities	(24,065)	16,144

In the first six months of 2015, net cash flows provided by operating activities of $71.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $39.7 million, to repay $24.4 million of long-term debt, to partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.7 million. In the first six months of 2014, net cash flows provided by operating activities of $40.7 million, borrowings under our credit facility of $16.8 million, and cash and cash equivalents of $12.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $44.7 million, to acquire and partially construct regional operating facilities in the amount of $22.0 million, and to pay cash dividends of $1.7 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $92 million for the remainder of 2015. Quarterly cash dividends of $0.025 per share of common stock totaling $1.7 million were declared in each of the first two quarters of 2015 and 2014, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At June 30, 2015, there was no outstanding principal balance on the credit facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $39.6 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at June 30, 2015.

The following is a summary of our contractual obligations as of June 30, 2015.

	Payments Due by Period
	Remainder	2016	2018
	of	And	And
(In thousands)	2015	2017	2019	Thereafter	Total
Purchase obligations for revenue equipment	$88,198	$—	$—	$—	$88,198
Building construction obligations	3,226	—	—	—	3,226
Operating lease obligations	195	447	8	—	650
Total	$91,619	$447	$8	$—	$92,074

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2015 of 70,671 shares of Company common stock with a value of $1.5 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $203,000 in the first six months of 2015 and $289,000 in the first six months of 2014 for fuel and tire services. In addition, we paid $628,000 in the first six months of 2015 and $706,000 in the first six months of 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $3.7 million and $3.6 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015, we also had a trade receivable in the amount of $558,000 from MWL and an accrued liability of $2.6 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $10.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2015.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges and higher rates, such increases usually are not fully recovered. These fuel surcharge provisions are not effective in mitigating the fuel price increases related to non-revenue miles or fuel used while the tractor is idling.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $439,000 as of June 30, 2015 and $475,000 as of December 31, 2014. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $509.8 million as of June 30, 2015 and $465.7 million as of December 31, 2014. Our depreciation expense was $36.1 million for the first six months of 2015 and $33.2 million for the first six months of 2014. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2015 by approximately $10.6 million, or 2.1%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $10.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $13.6 million as of June 30, 2015 and $14.0 million as of December 31, 2014. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated insurance and claims accruals as of June 30, 2015 would have needed to increase by approximately $3.6 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is currently effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2015, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.7 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item

1A to Part 1 of our Form 10-K for the year ended December 31, 2014.

Item 6.           Exhibits.

Item No.	Item	Method of Filing
3.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Filed with this Report.

10.18	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.20	2015 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.21	Marten Transport, Ltd. 2015 Equity Incentive Plan	Filed with this Report.

10.22	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.23	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2015 and June 30, 2014, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended June 30, 2015, December 31, 2014, and June 30, 2014, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2015 and June 30, 2014, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 7, 2015	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)