Form 10-Q
period 2015-09-30
MARTEN TRANSPORT LTD
filed 2015-11-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 33,623,995 as of October 26, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$145	$123
Receivables:
Trade, net	70,829	72,263
Other	4,045	17,740
Prepaid expenses and other	15,803	16,860
Deferred income taxes	3,037	3,199
Total current assets	93,859	110,185
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	724,712	645,972
Accumulated depreciation	(192,144)	(180,223)
Net property and equipment	532,568	465,749
Other assets	3,572	3,726
Total assets	$629,999	$579,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$687	$745
Accounts payable and accrued liabilities	49,536	29,775
Insurance and claims accruals	14,832	13,998
Total current liabilities	65,055	44,518
Long-term debt	26,280	24,373
Deferred income taxes	122,298	122,843
Total liabilities	213,633	191,734
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 33,623,395 shares at September 30, 2015, and 33,418,829 shares at December 31, 2014, issued and outstanding	336	334
Additional paid-in capital	91,371	87,370
Retained earnings	324,659	300,222
Total stockholders’ equity	416,366	387,926
Total liabilities and stockholders’ equity	$629,999	$579,660

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenue	$171,346	$171,550	$496,221	$499,382

Operating expenses (income):
Salaries, wages and benefits	55,129	46,435	154,901	134,834
Purchased transportation	30,756	32,914	88,343	91,783
Fuel and fuel taxes	26,556	39,398	81,313	119,718
Supplies and maintenance	11,351	10,273	32,735	31,059
Depreciation	19,331	17,253	55,469	50,489
Operating taxes and licenses	2,295	1,837	6,185	5,278
Insurance and claims	7,105	6,205	21,973	18,993
Communications and utilities	1,431	1,507	4,347	4,251
Gain on disposition of revenue equipment	(1,895)	(1,419)	(4,843)	(3,360)
Gain on disposition of facility	-	-	(3,712)	-
Other	4,933	4,105	13,684	11,723

Total operating expenses	156,992	158,508	450,395	464,768

Operating income	14,354	13,042	45,826	34,614

Other	126	(226)	147	(936)

Income before income taxes	14,228	13,268	45,679	35,550

Provision for income taxes	5,818	5,616	18,724	14,685

Net income	$8,410	$7,652	$26,955	$20,865

Basic earnings per common share	$0.25	$0.23	$0.80	$0.63

Diluted earnings per common share	$0.25	$0.23	$0.80	$0.62

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2013	33,301	$333	$85,077	$273,727	$359,137
Net income	-	-	-	20,865	20,865
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	1,054	-	1,055
Tax benefits from share-based payment arrangement exercises	-	-	141	-	141
Share-based payment arrangement compensation expense	-	-	720	-	720
Dividends on common stock	-	-	-	(2,504)	(2,504)
Balance at September 30, 2014	33,406	334	86,992	292,088	379,414
Net income	-	-	-	8,969	8,969
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	13	-	159	-	159
Tax benefits from share-based payment arrangement exercises	-	-	18	-	18
Share-based payment arrangement compensation expense	-	-	201	-	201
Dividends on common stock	-	-	-	(835)	(835)
Balance at December 31, 2014	33,419	334	87,370	300,222	387,926
Net income	-	-	-	26,955	26,955
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	204	2	2,361	-	2,363
Tax benefits from share-based payment arrangement exercises	-	-	451	-	451
Share-based payment arrangement compensation expense	-	-	1,189	-	1,189
Dividends on common stock	-	-	-	(2,518)	(2,518)
Balance at September 30, 2015	33,623	$336	$91,371	$324,659	$416,366

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows provided by operating activities:
Operations:
Net income	$26,955	$20,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,469	50,489
Gain on disposition of revenue equipment	(4,843)	(3,360)
Gain on disposition of facility	(3,712)	-
Deferred income taxes	(383)	(3,795)
Tax benefits from share-based payment arrangement exercises	451	141
Excess tax benefits from share-based payment arrangement exercises	(432)	(97)
Share-based payment arrangement compensation expense	1,189	720
Equity in earnings from affiliate	184	(453)
Changes in other current operating items:
Receivables	15,300	(3,825)
Prepaid expenses and other	1,057	1,793
Accounts payable and accrued liabilities	9,353	(3,450)
Insurance and claims accruals	834	(645)
Net cash provided by operating activities	101,422	58,383

Cash flows used for investing activities:
Revenue equipment additions	(139,788)	(102,752)
Proceeds from revenue equipment dispositions	43,451	35,429
Buildings and land, office equipment and other additions	(11,784)	(27,870)
Proceeds from buildings and land, office equipment and other dispositions	4,625	17
Other	(30)	(27)
Net cash used for investing activities	(103,526)	(95,203)
Cash flows provided by financing activities:
Borrowings under credit facility and long-term debt	94,437	102,912
Repayment of borrowings under credit facility and long-term debt	(92,530)	(78,231)
Dividends on common stock	(2,518)	(2,504)
Issuance of common stock from share-based payment arrangement exercises	2,363	1,055
Excess tax benefits from share-based payment arrangement exercises	432	97
Change in checks issued in excess of cash balances	(58)	28
Net cash provided by financing activities	2,126	23,357
Net change in cash and cash equivalents	22	(13,463)
Cash and cash equivalents:
Beginning of period	123	13,650
End of period	$145	$187

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$10,237	$4,264

Supplemental disclosure of cash flow information:
Cash (received) paid for:
Income taxes	$(4,451)	$20,001
Interest	$136	$114

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$8,410	$7,652	$26,955	$20,865
Denominator:
Basic earnings per common share - weighted-average shares	33,622	33,403	33,555	33,371
Effect of dilutive stock options	224	289	261	301
Diluted earnings per common share - weighted-average shares and assumed conversions	33,846	33,692	33,816	33,672

Basic earnings per common share	$0.25	$0.23	$0.80	$0.63
Diluted earnings per common share	$0.25	$0.23	$0.80	$0.62

Options totaling 324,600 and 311,200 equivalent shares for the three-month and nine-month periods ended September 30, 2015, respectively, and 171,500 equivalent shares for each of the three-month and nine-month periods ended September 30, 2014, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 67,595 equivalent shares for each of the three-month and nine-month periods ended September 30, 2015, and 39,885 equivalent shares for each of the three-month and nine-month periods ended September 30, 2014, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At September 30, 2015, there was an outstanding principal balance of $26.3 million on the credit facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $13.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 0.90% at September 30, 2015.

(4) Related Party Transactions

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $274,000 in the first nine months of 2015 and $413,000 in the first nine months of 2014 for fuel and tire services. In addition, we paid $1.1 million in each of the first nine months of 2015 and 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 9.

(5) Amendment to Amended and Restated Certificate of Incorporation

In May 2015, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value per share, from 48,000,000 shares to 96,000,000 shares.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2015 and 2014.

(7) 2015 Equity Incentive Plan

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under the 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards, of which 211,500 shares have been awarded as of September 30, 2015. The maximum number of shares of common stock available for issuance under the 2015 Plan is 800,000 shares. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015. Any awards issued under the 2005 Plan that remain outstanding will continue according to their terms.

(8) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first nine months of 2015, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2015 and 2014 was $1.2 million and $720,000, respectively. See Note 11 to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a detailed description of stock-based awards.

(9) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $4.5 million and $5.7 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, we also had a trade receivable in the amount of $113,000 from MWL and an accrued liability of $3.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(10) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(11) Commitments and Contingencies

We are committed to purchase $28.2 million of new revenue equipment in the remainder of 2015; building construction expenditures of $692,000 in the remainder of 2015; and operating lease obligation expenditures totaling $549,000 through 2018.

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

(12) Business Segments

We have six current operating segments that have been aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. Information for the first nine months of 2014, which was previously aggregated into two reporting segments, has been shown in the same four segments for comparison purposes. We believe reporting our results in this manner will provide better visibility and understanding into our business and reflect our operational structure.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,594	$89,515	$262,227	$266,633
Truckload fuel surcharge revenue	11,777	21,821	40,296	69,232
Total Truckload revenue	98,371	111,336	302,523	335,865

Dedicated revenue, net of fuel surcharge revenue	31,477	15,756	73,941	38,329
Dedicated fuel surcharge revenue	2,937	3,995	8,331	10,062
Total Dedicated revenue	34,414	19,751	82,272	48,391

Intermodal revenue, net of fuel surcharge revenue	17,158	19,229	50,278	57,989
Intermodal fuel surcharge revenue	2,673	5,793	8,991	16,929
Total Intermodal revenue	19,831	25,022	59,269	74,918

Brokerage revenue	18,730	15,441	52,157	40,208

Total operating revenue	$171,346	$171,550	$496,221	$499,382

Operating income:
Truckload	$8,204	$10,455	$27,614	$27,043
Dedicated	3,929	2,046	8,496	4,801
Intermodal	1,152	(151)	3,372	815
Brokerage	1,069	692	2,632	1,955
Total operating income before gain on disposition of facility	14,354	13,042	42,114	34,614
Gain on disposition of facility	-	-	3,712	-
Total operating income	$14,354	$13,042	$45,826	$34,614

Truckload segment depreciation expense was $13.3 million and $13.2 million, Dedicated segment depreciation expense was $4.3 million and $2.3 million, Intermodal segment depreciation expense was $1.4 million and $1.6 million, and Brokerage segment depreciation expense was $295,000 and $247,000, in the three-month periods ended September 30, 2015 and September 30, 2014, respectively. Truckload segment depreciation expense was $40.0 million and $39.7 million, Dedicated segment depreciation expense was $10.4 million and $5.6 million, Intermodal segment depreciation expense was $4.3 million and $4.5 million, and Brokerage segment depreciation expense was $854,000 and $711,000, in the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

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

(14) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

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

Our operating revenue decreased $3.2 million, or 0.6%, in the first nine months of 2015. Our operating revenue, net of fuel surcharges, increased $35.4 million, or 8.8%, compared with the first nine months of 2014. Truckload segment revenue, net of fuel surcharges, decreased 1.7% from the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 92.9% primarily due to an increase in our average fleet size of 85.2% from the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 13.3% due to the disposal in March 2015 of the overhead-intensive containers that were used in our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. Brokerage revenue increased 29.7% in the first nine months of 2015 due to an increase in volume. Fuel surcharge revenue decreased to $57.6 million in the first nine months of 2015 from $96.2 million in the first nine months of 2014, which was due to lower fuel prices.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and subsequent depreciation of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, along with any increases in fleet size. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue we pay to providers for the transportation services we arrange, which is included within purchased transportation in our consolidated condensed statements of operations.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the first nine months of 2015 from 93.1% in the first nine months of 2014. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.6% in the first nine months of 2015 from 91.4% in the first nine months of 2014. Our operating ratio for the first nine months of 2015, net of a gain on the disposition of a facility of $3.7 million, improved to 91.5% and, net of both fuel surcharges and the facility disposition gain, improved to 90.4%. Our net income increased by 29.2% to $27.0 million, or $0.80 per diluted share, in the first nine months of 2015 from $20.9 million, or $0.62 per diluted share, in the first nine months of 2014. The increase in profitability in the first nine months of 2015 was primarily driven by the $0.06 per diluted share impact of the facility disposition gain, the disposal in March 2015 of the overhead-intensive containers that were used in a portion of our intermodal operations, an improvement in net fuel expense with the lower fuel prices, the impact that the severe weather conditions had on the first quarter of 2014 on both freight volumes and operating costs, and costs associated with rail service interruption and delay issues in 2014 that constrained our intermodal operations, partially offset by a soft freight market in the second and third quarters of 2015 and an increase in insurance and claims in 2015.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2015, we had $542,000 of checks issued in excess of cash balances net of cash and cash equivalents, $26.3 million of long-term debt outstanding and $416.4 million in stockholders’ equity. In the first nine months of 2015, net cash flows provided by operating activities of $101.4 million and borrowings under our credit facility of $1.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $96.3 million, to partially construct regional operating facilities in the amount of $7.7 million and to pay cash dividends of $2.5 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $26 million for the remainder of 2015. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

Our business strategy encompasses a multifaceted set of transportation service solutions, primarily regional Truckload temperature-controlled operations along with Dedicated, Intermodal and Brokerage services, with a diverse customer base that gains value from and expands each of these operating segments. We believe that we are well-positioned regardless of the economic environment with the services we provide combined with our competitive position, cost control emphasis, modern fleet and strong balance sheet.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Truckload Segment:
Revenue (in thousands)	$98,371	$111,336	$302,523	$335,865
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,492	$3,611	$3,573	$3,591
Average tractors(1)	1,887	1,886	1,882	1,904
Average miles per trip	643	674	675	678
Total miles (in thousands)	45,811	49,067	141,170	149,159

Dedicated Segment:
Revenue (in thousands)	$34,414	$19,751	$82,272	$48,391
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,416	$3,267	$3,446	$3,305
Average tractors(1)	701	367	550	297
Average miles per trip	341	327	358	332
Total miles (in thousands)	16,533	8,786	39,882	21,310

Intermodal Segment:
Revenue (in thousands)	$19,831	$25,022	$59,269	$74,918
Loads	9,531	11,677	27,765	34,232
Average tractors	86	116	91	112

Brokerage Segment:
Revenue (in thousands)	$18,730	$15,441	$52,157	$40,208
Loads	13,208	9,679	34,832	25,998

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 64 and 57 tractors as of September 30, 2015 and 2014, respectively.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,594	$89,515	$(2,921)	(3.3)%
Truckload fuel surcharge revenue	11,777	21,821	(10,044)	(46.0)
Total Truckload revenue	98,371	111,336	(12,965)	(11.6)

Dedicated revenue, net of fuel surcharge revenue	31,477	15,756	15,721	99.8
Dedicated fuel surcharge revenue	2,937	3,995	(1,058)	(26.5)
Total Dedicated revenue	34,414	19,751	14,663	74.2

Intermodal revenue, net of fuel surcharge revenue	17,158	19,229	(2,071)	(10.8)
Intermodal fuel surcharge revenue	2,673	5,793	(3,120)	(53.9)
Total Intermodal revenue	19,831	25,022	(5,191)	(20.7)

Brokerage revenue	18,730	15,441	3,289	21.3

Total operating revenue	$171,346	$171,550	$(204)	(0.1)%

Operating income:
Truckload	$8,204	$10,455	$(2,251)	(21.5)%
Dedicated	3,929	2,046	1,883	92.0
Intermodal	1,152	(151)	1,303	N/A
Brokerage	1,069	692	377	54.5
Total operating income	$14,354	$13,042	$1,312	10.1%

Operating ratio(1):
Truckload	91.7%	90.6%
Dedicated	88.6	89.6
Intermodal	94.2	100.6
Brokerage	94.3	95.5
Consolidated operating ratio	91.6%	92.4%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $204,000, or 0.1%, to $171.3 million in the 2015 period from $171.6 million in the 2014 period. Our operating revenue, net of fuel surcharges, increased $14.0 million, or 10.0%, to $154.0 million in the 2015 period from $139.9 million in the 2014 period. This increase was primarily due to a $15.7 million increase in Dedicated revenue, net of fuel surcharges, and a $3.3 million increase in Brokerage revenue, partially offset by a $2.9 million decrease in Truckload revenue, net of fuel surcharges, and a $2.1 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $17.4 million in the 2015 period from $31.6 million in the 2014 period, which was due to lower fuel prices.

Truckload segment revenue decreased $13.0 million, or 11.6%, to $98.4 million in the 2015 period from $111.3 million in the 2014 period. Truckload segment revenue, net of fuel surcharges, decreased to $86.6 million in the 2015 period from $89.5 million in the 2014 period. The increase in the operating ratio in the 2015 period was primarily due to a decrease in our average revenue per tractor within a soft freight market and an increase in insurance and claims, partially offset by an improvement in our net fuel expense with the lower fuel prices.

Dedicated segment revenue increased $14.7 million, or 74.2%, to $34.4 million in the 2015 period from $19.8 million in the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 99.8% primarily due to an increase in our average fleet size of 91.0% driven by a significant increase in our number of Dedicated contracts with customers. The improvement in the operating ratio in the 2015 period was primarily due to an increase in our average revenue per tractor.

Intermodal segment revenue decreased $5.2 million, or 20.7%, to $19.8 million in the 2015 period from $25.0 million in the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 10.8% due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The improvement in the operating ratio in the 2015 period was primarily due to costs associated with rail service interruption and delay issues in the 2014 period that constrained our intermodal operations, the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and rate increases beginning in the fourth quarter of 2014.

Brokerage segment revenue increased $3.3 million, or 21.3%, to $18.7 million in the 2015 period from $15.4 million in the 2014 period, primarily due to an increase in volume. The improvement in the operating ratio in the 2015 period was primarily due to a decrease in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$(204)	(0.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	8,694	18.7	32.2	27.1
Purchased transportation	(2,158)	(6.6)	17.9	19.2
Fuel and fuel taxes	(12,842)	(32.6)	15.5	23.0
Supplies and maintenance	1,078	10.5	6.6	6.0
Depreciation	2,078	12.0	11.3	10.1
Operating taxes and licenses	458	24.9	1.3	1.1
Insurance and claims	900	14.5	4.1	3.6
Communications and utilities	(76)	(5.0)	0.8	0.9
Gain on disposition of revenue equipment	(476)	(33.5)	(1.1)	(0.8)
Other	828	20.2	2.9	2.4
Total operating expenses	(1,516)	(1.0)	91.6	92.4
Operating income	1,312	10.1	8.4	7.6
Other	352	155.8	0.1	(0.1)
Income before income taxes	960	7.2	8.3	7.7
Provision for income taxes	202	3.6	3.4	3.3
Net income	$758	9.9%	4.9%	4.5%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2014 period resulted primarily from increases to several components of the amount paid to company drivers and an increase in employees’ health insurance due to an increase in our self-insured medical claims.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $2.2 million in total, or 6.6%, in the 2015 period from the 2014 period. Payments to carriers for transportation services we arranged in our Brokerage segment increased $2.4 million to $15.8 million in the 2015 period from $13.4 million in the 2014 period, primarily due to an increase in volume. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $4.4 million to $12.8 million in the 2015 period from $17.2 million in the 2014 period. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $144,000 in the 2015 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $12.8 million in the 2015 period from the 2014 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.1 million, or 9.0%, to $11.4 million in the 2015 period from $12.5 million in the 2014 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $2.2 million in the 2015 period and $4.7 million in the 2014 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.63 per gallon in the 2015 period from $3.83 per gallon in the 2014 period and continued progress with the cost control measures stated above. Net fuel expense represented 8.4% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2015 period, compared with 10.1% in the 2014 period.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.1 million, or 10.5%, from the 2014 period primarily due to increased repair costs at external facilities.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and growth of our fleet. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $900,000 increase in insurance and claims in the 2015 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.6% in the 2015 period from 92.4% in the 2014 period. The operating ratio for our Truckload segment was 91.7% in the 2015 period and 90.6% in the 2014 period, for our Dedicated segment was 88.6% in the 2015 period and 89.6% in the 2014 period, for our Intermodal segment was 94.2% in the 2015 period and 100.6% in the 2014 period, and for our Brokerage segment was 94.3% in the 2015 period and 95.5% in the 2014 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.7% in both the 2015 and 2014 periods.

The decrease in other non-operating income was primarily due to decreased earnings in the 2015 period by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 40.9% in the 2015 period from 42.3% in the 2014 period.

As a result of the factors described above, net income increased by 9.9% to $8.4 million in the 2015 period from $7.7 million in the 2014 period. Net earnings per diluted share increased to $0.25 in the 2015 period from $0.23 in the 2014 period.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$262,227	$266,633	$(4,406)	(1.7)%
Truckload fuel surcharge revenue	40,296	69,232	(28,936)	(41.8)
Total Truckload revenue	302,523	335,865	(33,342)	(9.9)

Dedicated revenue, net of fuel surcharge revenue	73,941	38,329	35,612	92.9
Dedicated fuel surcharge revenue	8,331	10,062	(1,731)	(17.2)
Total Dedicated revenue	82,272	48,391	33,881	70.0

Intermodal revenue, net of fuel surcharge revenue	50,278	57,989	(7,711)	(13.3)
Intermodal fuel surcharge revenue	8,991	16,929	(7,938)	(46.9)
Total Intermodal revenue	59,269	74,918	(15,649)	(20.9)

Brokerage revenue	52,157	40,208	11,949	29.7

Total operating revenue	$496,221	$499,382	$(3,161)	(0.6)%

Operating income:
Truckload	$27,614	$27,043	$571	2.1%
Dedicated	8,496	4,801	3,695	77.0
Intermodal	3,372	815	2,557	313.7
Brokerage	2,632	1,955	677	34.6
Total operating income before gain on disposition of facility	42,114	34,614	7,500	21.7

Gain on disposition of facility	3,712	-	3,712	N/A
Total operating income	$45,826	$34,614	$11,212	32.4%

Operating ratio(1):
Truckload	90.9%	91.9%
Dedicated	89.7	90.1
Intermodal	94.3	98.9
Brokerage	95.0	95.1
Consolidated operating ratio before gain on disposition of facility	91.5%	93.1%

Consolidated operating ratio	90.8%	93.1%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $3.2 million, or 0.6%, to $496.2 million in the 2015 period from $499.4 million in the 2014 period. Our operating revenue, net of fuel surcharges, increased $35.4 million, or 8.8%, to $438.6 million in the 2015 period from $403.2 million in the 2014 period. This increase was primarily due to a $35.6 million increase in Dedicated revenue, net of fuel surcharges, and an $11.9 million increase in Brokerage revenue, partially offset by a $7.7 million decrease in Intermodal revenue, net of fuel surcharges, and a $4.4 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $57.6 million in the 2015 period from $96.2 million in the 2014 period, which was due to lower fuel prices.

Truckload segment revenue decreased $33.3 million, or 9.9%, to $302.5 million in the 2015 period from $335.9 million in the 2014 period. Truckload segment revenue, net of fuel surcharges, decreased by 1.7% to $262.2 million in the 2015 period from $266.6 million in the 2014 period. The improvement in the operating ratio in the 2015 period was primarily due to an improvement in our net fuel expense with the lower fuel prices and the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, partially offset by a soft freight market in the second and third quarters of 2015 and an increase in insurance and claims in the 2015 period.

Dedicated segment revenue increased $33.9 million, or 70.0%, to $82.3 million in the 2015 period from $48.4 million in the 2014 period. Dedicated segment revenue, net of fuel surcharges, increased 92.9% primarily due to an increase in our average fleet size of 85.2% driven by a significant increase in our number of Dedicated contracts with customers. The improvement in the operating ratio in the 2015 period was primarily due to an increase in our average revenue per tractor.

Intermodal segment revenue decreased $15.6 million, or 20.9%, to $59.3 million in the 2015 period from $74.9 million in the 2014 period. Intermodal segment revenue, net of fuel surcharges, decreased 13.3% due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The improvement in the operating ratio in the 2015 period was primarily due to costs associated with rail service interruption and delay issues in the 2014 period that constrained our intermodal operations, the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, rate increases beginning in the fourth quarter of 2014, and the impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Brokerage segment revenue increased $11.9 million, or 29.7%, to $52.2 million in the 2015 period from $40.2 million in the 2014 period, primarily due to an increase in volume. The operating ratio for our Brokerage segment in the 2015 period was consistent with the 2014 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$(3,161)	(0.6)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	20,067	14.9	31.2	27.0
Purchased transportation	(3,440)	(3.7)	17.8	18.4
Fuel and fuel taxes	(38,405)	(32.1)	16.4	24.0
Supplies and maintenance	1,676	5.4	6.6	6.2
Depreciation	4,980	9.9	11.2	10.1
Operating taxes and licenses	907	17.2	1.2	1.1
Insurance and claims	2,980	15.7	4.4	3.8
Communications and utilities	96	2.3	0.9	0.9
Gain on disposition of revenue equipment	(1,483)	(44.1)	(1.0)	(0.7)
Gain on disposition of facility	(3,712)	N/A	(0.7)	-
Other	1,961	16.7	2.8	2.3
Total operating expenses	(14,373)	(3.1)	90.8	93.1
Operating income	11,212	32.4	9.2	6.9
Other	1,083	115.7	-	(0.2)
Income before income taxes	10,129	28.5	9.2	7.1
Provision for income taxes	4,039	27.5	3.8	2.9
Net income	$6,090	29.2%	5.4%	4.2%

The increase in salaries, wages and benefits from the 2014 period resulted primarily from increases to several components of the amount paid to company drivers, an increase in bonus compensation expense for our non-driver employees and an increase in employees’ health insurance due to an increase in our self-insured medical claims.

Purchased transportation expense decreased $3.4 million in total, or 3.7%, in the 2015 period from the 2014 period. Payments to carriers for transportation services we arranged in our Brokerage segment increased $10.0 million to $44.4 million in the 2015 period from $34.3 million in the 2014 period, primarily due to an increase in volume. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $14.1 million to $37.9 million in the 2015 period from $52.0 million in the 2014 period. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $585,000 in the 2015 period.

Fuel and fuel taxes decreased by $38.4 million in the 2015 period from the 2014 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $6.9 million, or 18.3%, to $30.8 million in the 2015 period from $37.7 million in the 2014 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $7.1 million in the 2015 period and $14.2 million in the 2014 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.80 per gallon in the 2015 period from $3.91 per gallon in the 2014 period and continued progress with the cost control measures stated above. Net fuel expense represented 8.0% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2015 period, compared with 10.4% in the 2014 period.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and growth of our fleet.

The $3.0 million increase in insurance and claims in the 2015 period was primarily due to increases in the cost of our self-insured auto liability claims and in the cost of physical damage claims related to our tractors and trailers.

Gain on disposition of revenue equipment increased to $4.8 million in the 2015 period from $3.4 million in the 2014 period primarily due to an increase in the market value for used revenue equipment and an increase in the number of trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, is part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent over $83 million since 2008. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the 2015 period from 93.1% in the 2014 period. The operating ratio for our Truckload segment was 90.9% in the 2015 period and 91.9% in the 2014 period, for our Dedicated segment was 89.7% in the 2015 period and 90.1% in the 2014 period, for our Intermodal segment was 94.3% in the 2015 period and 98.9% in the 2014 period, and for our Brokerage segment was 95.0% in the 2015 period and 95.1% in the 2014 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.6% in the 2015 period from 91.4% in the 2014 period. Our operating ratio for the 2015 period, net of the facility disposition gain, improved to 91.5% and, net of both fuel surcharges and the facility disposition gain, improved to 90.4%.

The decrease in other non-operating income was primarily due to decreased earnings in the 2015 period by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 41.0% in the 2015 period from 41.3% in the 2014 period.

As a result of the factors described above, net income increased by 29.2% to $27.0 million in the 2015 period from $20.9 million in the 2014 period. Net earnings per diluted share increased to $0.80 in the 2015 period from $0.62 in the 2014 period.

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

	Nine Months Ended September 30,
(In thousands)	2015	2014

Net cash flows provided by operating activities	$101,422	$58,383
Net cash flows used for investing activities	(103,526)	(95,203)
Net cash flows provided by financing activities	2,126	23,357

In the first nine months of 2015, net cash flows provided by operating activities of $101.4 million and borrowings under our credit facility of $1.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $96.3 million, to partially construct regional operating facilities in the amount of $7.7 million and to pay cash dividends of $2.5 million. In the first nine months of 2014, net cash flows provided by operating activities of $58.4 million, borrowings under our credit facility of $24.7 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $67.3 million, to acquire and partially construct regional operating facilities in the amount of $24.6 million, and to pay cash dividends of $2.5 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $26 million for the remainder of 2015. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2015 and 2014 and totaled $2.5 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. As current federal and state bonus depreciation provisions have expired, we expect an increase in our current income tax payments as a portion of our deferred tax liability for property and equipment reverses. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. The aggregate principal amount of the credit facility of $50.0 million may be increased at our option, subject to completion of signed amendments with the lender, up to a maximum aggregate principal amount of $75.0 million. At September 30, 2015, there was an outstanding principal balance of $26.3 million on the credit facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $13.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all of these covenants at September 30, 2015.

The following is a summary of our contractual obligations as of September 30, 2015.

	Payments Due by Period
	Remainder	2016	2018
	of	And	And
(In thousands)	2015	2017	2019	Thereafter	Total
Purchase obligations for revenue equipment	$28,159	$—	$—	$—	$28,159
Long-term debt obligations	—	—	26,280	—	26,280
Building construction obligations	692	—	—	—	692
Operating lease obligations	94	447	8	—	549
Total	$28,945	$447	$26,288	$—	$55,680

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2015 of 70,781 shares of Company common stock with a value of $1.1 million has been excluded from the above table.

Related Parties

We purchase fuel and obtain tires and related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board and chief executive officer and the principal stockholder of BBI. We paid BBI $274,000 in the first nine months of 2015 and $413,000 in the first nine months of 2014 for fuel and tire services. In addition, we paid $1.1 million in each of the first nine months of 2015 and 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $4.5 million and $5.7 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, we also had a trade receivable in the amount of $113,000 from MWL and an accrued liability of $3.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $10.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2015.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $410,000 as of September 30, 2015 and $475,000 as of December 31, 2014. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $532.6 million as of September 30, 2015 and $465.7 million as of December 31, 2014. Our depreciation expense was $55.5 million for the first nine months of 2015 and $50.5 million for the first nine months of 2014. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2015 by approximately $10.7 million, or 2.0%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $10.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $14.8 million as of September 30, 2015 and $14.0 million as of December 31, 2014. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical claims development factors. We believe that our claims development factors have historically been reasonable, as indicated by the adequacy of our insurance and claims accruals compared to settled claims. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict. If our claims settlement experience worsened causing our historical claims development factors to increase by 5%, our estimated insurance and claims accruals as of September 30, 2015 would have needed to increase by approximately $3.7 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2015, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.0 million.

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

Item 4.   Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 6, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2015 and September 30, 2014, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2015 and September 30, 2014, and for the three-month period ended December 31, 2014, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2015 and September 30, 2014, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 6, 2015	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2015	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)