Form 10-K
period 2015-12-31
MARTEN TRANSPORT LTD
filed 2016-03-11
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $566,530,000.

As of February 29, 2016, 32,390,025 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 10, 2016, or 2015 Proxy Statement.

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

PART I

ITEM 1.         BUSINESS

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2015, we generated $665.0 million in operating revenue, which consists of revenue from our Truckload, Dedicated, Intermodal and Brokerage operations. Approximately 69% of our Truckload and Dedicated revenue resulted from hauling temperature-sensitive products and 31% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2015, our average length of haul was 547 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,740 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 17 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Our Intermodal segment transports our customers’ freight within the United States primarily utilizing our temperature-controlled trailers and also, previously, our dry containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. In March 2015, we disposed of the overhead-intensive dry containers that were used in a portion of our intermodal operations.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2015, our largest customer was Wal-Mart.

Our marketing efforts are conducted by a staff of 210 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we had a non-revenue mile percentage of 7.5% during 2015, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2015, our top 30 customers accounted for approximately 59% of our revenue, and our top ten customers accounted for 38% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue, and our top ten customers accounted for 52% of our revenue. Each of our top ten customers has been a significant customer of ours for the last ten years. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. As of December 31, 2015, 135 of our drivers have driven more than one million miles for us without a preventable accident, while 40 of our drivers have driven more than two million miles and 11 have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2015, we had 3,577 employees. This total consists of 2,716 drivers, 312 mechanics and maintenance personnel, and 549 support personnel, which includes management and administration. As of that date, we also contracted with 65 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2015, we operated a fleet of 2,740 tractors, including 2,675 company-owned tractors and 65 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2015 was approximately 1.5 years. In 2015, we replaced our company-owned tractors within an average of 4.1 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2015, 2,664 tractors, representing over 99% of the company-owned tractors in our fleet, have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.4% as of December 31, 2015 compared to 2.1% as of December 31, 2014 and 2.2% as of December 31, 2013.

As of December 31, 2015, we operated a fleet of 4,700 trailers, consisting of 3,977 refrigerated trailers and 723 dry trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2015 was approximately 2.6 years. In 2015, we replaced our company-owned trailers within an average of 5.1 years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2015, over 99% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Competition

We are one of the leading carriers operating in the temperature-sensitive segment of the truckload market. This market is highly competitive and fragmented. We compete with many other truckload carriers that provide temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services, and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. We believe that the principal competitive factors in our business are service, freight rates, capacity, use of technology and financial stability. As one of the largest and best-capitalized carriers focused on the temperature-sensitive segment, we believe we are well positioned to compete in that segment.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule is expected in 2016 or 2017.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in December 2014 and December 2015 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review is expected to take place in 2016.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule requires compliance beginning in December 2017. Our entire tractor fleet has been equipped with ELD’s since early 2011.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2015, 2,664 tractors, representing over 99% of the company-owned tractors in our fleet, have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2013 through 2015.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2015, 2,664 tractors, representing over 99% of the company-owned tractors in our fleet, have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2015, our top 30 customers, based on revenue, accounted for approximately 59% of our revenue; our top ten customers accounted for approximately 38% of our revenue; our top five customers accounted for approximately 28% of our revenue; and our top two customers accounted for approximately 18% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule is expected in 2016 or 2017.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in December 2014 and December 2015 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review is expected to take place in 2016.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule requires compliance beginning in December 2017. Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

Lack of capacity and service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships. Our Intermodal segment is dependent on railroad services and their capacity to transport freight for our customers. We expect our dependence on railroads will continue to increase as we expand our Intermodal services. We compete for the availability of railroad services with other intermodal operators as well as certain industries reliant on the use of rail cars, such as oil and agricultural, whose consumption of railroad capacity has significantly fluctuated over the past several years. In most markets, rail service is limited to a few railroads or even a single railroad. Any capacity constraints, service problems or reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services, which could adversely affect our revenue, results of operations and customer relationships. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

If we are unable to retain our executive officers and key management employees, our business, financial condition and results of operations could be adversely affected. We are highly dependent upon the services of our executive officers and key management employees, including our Chief Executive Officer. Currently, we do not have employment agreements with these employees and the loss of their services for any reason could have a materially adverse effect on our operations and future profitability. We have entered into agreements with our executive officers that require us to provide compensation to them in the event of termination of their employment without cause in connection with or within a certain period of time after a “change in control” of our Company. In addition, we must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. While our Board regularly engages in succession planning for our Chief Executive Officer and executive leadership team, there is no guarantee that a candidate or plan will be successful. Although we strive to reduce the potential negative impact of any such changes, the loss of any executive officers or key management employees could result in disruptions to our operations. In addition, hiring, training, and successfully integrating replacement personnel, whether internal or external, could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact our business, financial condition and results of operations.

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

Owned or
Company Locations	Leased	Office	Maintenance
Mondovi, Wisconsin	Owned	X	X
Phoenix, Arizona	Owned	X	X
Jurupa Valley, California	Owned		X
Tampa, Florida	Owned	X	X
Atlanta, Georgia	Owned	X	X
Indianapolis, Indiana	Owned	X	X
Kansas City, Kansas	Owned	X	X
Portland, Oregon	Owned	X	X
Memphis, Tennessee	Owned	X	X
Desoto, Texas	Owned	X	X
Laredo, Texas	Owned	X	X
Colonial Heights, Virginia	Owned	X	X
Otay Mesa, California	Leased	X
Carlisle, Pennsylvania	Leased	X	X

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 29, 2016, are as follows:

Name	Age	Position
Randolph L. Marten	63	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	68	President

Timothy P. Nash	64	Executive Vice President of Sales and Marketing

James J. Hinnendael	52	Executive Vice President and Chief Financial Officer

John H. Turner	54	Senior Vice President of Sales

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

James J. Hinnendael has been our Executive Vice President since May 2015 and our Chief Financial Officer since January 2006 and served as our Controller from January 1992 to December 2005. Mr. Hinnendael served in various professional capacities with Ernst & Young LLP, a public accounting firm, from 1987 to December 1991. Mr. Hinnendael is a certified public accountant.

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

	Common Stock Price
	High	Low
Year ended December 31, 2015
Fourth Quarter	$18.54	$14.50
Third Quarter	22.87	9.03
Second Quarter	24.88	10.30
First Quarter	23.77	16.52

Year ended December 31, 2014
Fourth Quarter	$22.48	$13.95
Third Quarter	22.98	15.94
Second Quarter	25.67	14.43
First Quarter	21.86	15.40

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On February 29, 2016, we had 154 record stockholders, and approximately 8,876 beneficial stockholders of our common stock. On June 14, 2013, we effected a three-for-two stock split in the form of a 50% stock dividend. The foregoing stock prices and the following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2015 and 2014 and totaled $3.3 million in each of 2015 and 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender.

Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. On November 4, 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

In the fourth quarter of 2015, we repurchased and retired 941,024 shares of our common stock for $16.2 million.

The following table shows our share repurchase activity during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased Under the Program (in thousands)
October 1, 2015- October 31, 2015	69,000	$16.28	69,000	$38,067

November 1, 2015- November 30, 2015	634,727	17.28	634,727	27,101

December 1, 2015- December 31, 2015	237,297	17.22	237,297	23,015
Total	941,024	$17.19	941,024	$23,015

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2010, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
FOR THE YEAR
Operating revenue	$664,994	$672,929	$659,214	$638,456	$603,679
Operating income	61,063	51,006	51,995	45,853	43,030
Net income	35,745	29,834	30,147	27,267	24,285
Operating ratio(1)	90.8%	92.4%	92.1%	92.8%	92.9%

PER-SHARE DATA(2)
Basic earnings per common share	$1.07	$0.89	$0.91	$0.82	$0.74
Diluted earnings per common share	1.06	0.89	0.90	0.82	0.73
Dividends declared per common share	0.10	0.10	0.083	0.563	0.053
Book value	12.50	11.61	10.78	10.01	9.71

AT YEAR END
Total assets(3)	$631,528	$576,461	$522,387	$487,468	$467,841
Long-term debt	37,867	24,373	—	2,726	—
Stockholders’ equity	409,421	387,926	359,137	331,923	320,359

(1)	Represents operating expenses as a percentage of operating revenue.

(2)	Restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on June 14, 2013.

(3)

The amounts for December 31, 2011 through 2014 have been restated to reflect the reclassification of current deferred income tax assets to be consistent with the current presentation upon adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Income Taxes” effective December 31, 2015.

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

Our operating revenue decreased $7.9 million, or 1.2%, in 2015, reflecting a 42.2% decrease in fuel surcharge revenue to $72.3 million from $125.2 million in 2014 due to lower fuel prices. Our operating revenue, net of fuel surcharges, increased $44.9 million, or 8.2%, compared with 2014. Truckload segment revenue, net of fuel surcharges, decreased 2.9% from 2014. Dedicated segment revenue, net of fuel surcharges, increased 89.5% primarily due to an increase in our average fleet size of 83.2% from 2014. Intermodal segment revenue, net of fuel surcharges, decreased 12.7% due to the disposal in March 2015 of the overhead-intensive dry containers that were used in our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. Brokerage revenue increased 24.8% in 2015 due to an increase in volume.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in 2015 from 92.4% in 2014. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.7% in 2015 from 90.7% in 2014. Our operating ratio for 2015, net of both the gain on the disposition of facilities of $4.1 million and fuel surcharges, improved to 90.4%. Our net income increased by 19.8% to $35.7 million, or $1.06 per diluted share, in 2015 from $29.8 million, or $0.89 per diluted share, in 2014. The increase in profitability in 2015 was primarily driven by the $0.07 per diluted share impact of the facilities disposition gains, the disposal in March 2015 of the overhead-intensive dry containers that were used in a portion of our intermodal operations, an improvement in net fuel expense with the lower fuel prices, the negative impact that the severe weather conditions had on the first quarter of 2014 on both freight volumes and operating costs, and costs associated with rail service interruption and delay issues in 2014 that constrained our intermodal operations, partially offset by a decrease in our Truckload average revenue per tractor within a soft freight market since the second quarter of 2015 and an increase in insurance and claims in 2015.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2015, we had $434,000 of cash and cash equivalents, $37.9 million of long-term debt outstanding and $409.4 million in stockholders’ equity. In 2015, net cash flows provided by operating activities of $128.2 million and net borrowings under our credit facility of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.2 million, to partially construct regional operating facilities in the amount of $8.6 million, to repurchase and retire 941,024 shares of our common stock for $16.2 million and to pay cash dividends of $3.3 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $130 million in 2016. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating revenue, net of fuel surcharge revenue; Truckload, Dedicated and Intermodal revenue, net of fuel surcharge revenue; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue and the sum of fuel surcharge revenue and the gain on disposition of facilities; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2015	2014	2013
Truckload Segment:
Revenue (in thousands)	$398,361	$448,273	$464,959
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,529	$3,618	$3,471
Average tractors(1)	1,892	1,900	2,027
Average miles per trip	666	682	645
Total miles (in thousands)	186,268	199,168	211,122

Dedicated Segment:
Revenue (in thousands)	$118,272	$70,352	$42,320
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,433	$3,322	$3,396
Average tractors(1)	599	327	189
Average miles per trip	347	337	350
Total miles (in thousands)	57,381	31,543	19,046

Intermodal Segment:
Revenue (in thousands)	$76,958	$97,092	$92,513
Loads	36,404	44,336	38,316
Average tractors	89	110	83

Brokerage Segment:
Total revenue (in thousands)	$71,403	$57,212	$59,422
Marten Transport
Revenue (in thousands)	$71,403	$57,212	$52,746
Loads	48,060	36,712	35,140
MWL
Revenue (in thousands)	$—	$—	$6,676
Loads	—	—	3,758

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 65, 52 and 49 tractors as of December 31, 2015, 2014 and 2013, respectively.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015 vs. 2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$348,101	$358,458	$(10,357)	(2.9)%
Truckload fuel surcharge revenue	50,260	89,815	(39,555)	(44.0)
Total Truckload revenue	398,361	448,273	(49,912)	(11.1)

Dedicated revenue, net of fuel surcharge revenue	107,264	56,609	50,655	89.5
Dedicated fuel surcharge revenue	11,008	13,743	(2,735)	(19.9)
Total Dedicated revenue	118,272	70,352	47,920	68.1

Intermodal revenue, net of fuel surcharge revenue	65,877	75,447	(9,570)	(12.7)
Intermodal fuel surcharge revenue	11,081	21,645	(10,564)	(48.8)
Total Intermodal revenue	76,958	97,092	(20,134)	(20.7)

Brokerage revenue	71,403	57,212	14,191	24.8

Total operating revenue	$664,994	$672,929	$(7,935)	(1.2)%

Operating income:
Truckload	$35,517	$39,483	$(3,966)	(10.0)%
Dedicated	12,818	7,136	5,682	79.6
Intermodal	4,832	1,735	3,097	178.5
Brokerage	3,792	2,652	1,140	43.0
Total operating income before gain on disposition of facilities	56,959	51,006	5,953	11.7
Gain on disposition of facilities	4,104	-	4,104	N/A
Total operating income	$61,063	$51,006	$10,057	19.7%

Operating ratio(1):
Truckload	91.1%	91.2%
Dedicated	89.2	89.9
Intermodal	93.7	98.2
Brokerage	94.7	95.4
Consolidated operating ratio before gain on disposition of facilities	91.4%	92.4%
Consolidated operating ratio	90.8%	92.4%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $7.9 million, or 1.2%, to $665.0 million in 2015 from $672.9 million in 2014, reflecting a 42.2% decrease in fuel surcharge revenue to $72.3 million from $125.2 million in 2014 due to lower fuel prices. Our operating revenue, net of fuel surcharges, increased $44.9 million, or 8.2%, to $592.6 million in 2015 from $547.7 million in 2014. This increase was due to a $50.7 million increase in Dedicated revenue, net of fuel surcharges, and a $14.2 million increase in Brokerage revenue, partially offset by a $10.4 million decrease in Truckload revenue, net of fuel surcharges, and a $9.6 million decrease in Intermodal revenue, net of fuel surcharges.

Truckload segment revenue decreased $49.9 million, or 11.1%, to $398.4 million in 2015 from $448.3 million in 2014. Truckload segment revenue, net of fuel surcharges, decreased $10.4 million, or 2.9%, to $348.1 million in 2015 from $358.5 million in 2014. The slight improvement in the operating ratio in 2015 was primarily due to an improvement in our net fuel expense with the lower fuel prices and the negative impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs, partially offset by a decrease in our average revenue per tractor within a soft freight market since the second quarter of 2015.

Dedicated segment revenue increased $47.9 million, or 68.1%, to $118.3 million in 2015 from $70.4 million in 2015. Dedicated segment revenue, net of fuel surcharges, increased 89.5% primarily due to an increase in our average fleet size of 83.2% driven by a significant increase in our number of Dedicated contracts with customers. The improvement in the operating ratio in 2015 was primarily due to an increase in our average revenue per tractor.

Intermodal segment revenue decreased $20.1 million, or 20.7%, to $77.0 million in 2015 from $97.1 million in 2014. Intermodal segment revenue, net of fuel surcharges, decreased 12.7% due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The improvement in the operating ratio in 2015 was primarily due to costs associated with rail service interruption and delay issues in 2014 that constrained our intermodal operations, the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, rate increases beginning in the fourth quarter of 2014, and the negative impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Brokerage segment revenue increased $14.2 million, or 24.8%, to $71.4 million in 2015 from $57.2 million in 2014, primarily due to an increase in volume. The improvement in the operating ratio in 2015 was primarily due to a decrease in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2015 vs. 2014	2015 vs. 2014	2015	2014

Operating revenue	$(7,935)	(1.2)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	25,991	14.2	31.5	27.3
Purchased transportation	(4,987)	(4.1)	17.7	18.3
Fuel and fuel taxes	(49,349)	(32.1)	15.7	22.9
Supplies and maintenance	1,829	4.4	6.5	6.2
Depreciation	7,080	10.4	11.3	10.1
Operating taxes and licenses	1,774	24.8	1.3	1.1
Insurance and claims	2,012	7.4	4.4	4.0
Communications and utilities	88	1.5	0.9	0.9
Gain on disposition of revenue equipment	(1,197)	(27.3)	(0.8)	(0.7)
Gain on disposition of facilities	(4,104)	N/A	(0.6)	-
Other	2,871	18.0	2.8	2.4
Total operating expenses	(17,992)	(2.9)	90.8	92.4
Operating income	10,057	19.7	9.2	7.6
Other	1,039	155.8	0.1	(0.1)
Income before income taxes	9,018	17.5	9.1	7.7
Provision for income taxes	3,107	14.2	3.8	3.2
Net income	$5,911	19.8%	5.4%	4.4%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from 2014 resulted primarily from a 5.2% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers. Employees’ health insurance costs increased $2.1 million due to higher self-insured medical claims and bonus compensation expense for our non-driver employees increased $1.0 million as well.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $5.0 million in total, or 4.1%, in 2015 from 2014. Payments to carriers for transportation services we arranged in our Brokerage segment increased $11.4 million to $60.5 million in 2015 from $49.1 million in 2014, primarily due to an increase in volume. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $17.1 million to $49.3 million in 2015 from $66.4 million in 2014. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $704,000 in 2015. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $49.3 million in 2015 from 2014. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.6 million, or 12.0%, to $41.1 million in 2015 from $46.7 million in 2014. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $8.9 million in 2015 and $18.0 million in 2014. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.71 per gallon in 2015 from $3.83 per gallon in 2014 and continued progress with the cost control measures stated above. Net fuel expense represented 7.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2015, compared with 9.5% in 2014.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil, and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.8 million, or 4.4%, from 2014 primarily due to increased repair costs at external facilities.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.0 million increase in insurance and claims in 2015 was primarily due to increases in the cost of physical damage claims related to our tractors and trailers, self-insured auto liability claims and workers’ compensation accident claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $5.6 million in 2015 from $4.4 million in 2014 primarily due to an increase in the number of trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facilities was $4.1 million in 2015. The disposition of the facilities, located in Ontario, CA and Indianapolis, IN, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent over $83 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in 2015 from 92.4% in 2014. The operating ratio for our Truckload segment was 91.1% in 2015 and 91.2% in 2014, for our Dedicated segment was 89.2% in 2015 and 89.9% in 2014, for our Intermodal segment was 93.7% in 2015 and 98.2% in 2014, and for our Brokerage segment was 94.7% in 2015 and 95.4% in 2014. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.7% in 2015 from 90.7% in 2014. Our operating ratio for 2015, net of both the gain on the disposition of facilities and fuel surcharges, improved to 90.4%.

The decrease in other non-operating income was primarily due to decreased earnings in 2015 by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 41.1% in 2015 from 42.3% in 2014, primarily due to per diem and other non-deductible expenses being a lower percentage of the increased taxable income in 2015.

As a result of the factors described above, net income increased by 19.8% to $35.7 million in 2015 from $29.8 million in 2014. Net earnings per diluted share increased to $1.06 in 2015 from $0.89 in 2014.

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

Truckload segment revenue decreased $16.7 million, or 3.6%, to $448.3 million in 2014 from $465.0 million in 2013. Truckload segment revenue, net of fuel surcharges, decreased 2.3% primarily due to a decrease in our average fleet size of 6.3% from 2013, partially offset by an increase in our average revenue, net of fuel surcharges, per tractor per week of 4.2%. The increase in our average revenue per tractor was primarily due to an increase in our average rate per mile. The improvement in the operating ratio in 2014 was due to an increase in our average revenue per tractor, partially offset by the negative impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Dedicated segment revenue increased $28.0 million, or 66.2%, to $70.4 million in 2014 from $42.3 million in 2013. Dedicated segment revenue, net of fuel surcharges, increased 68.9% primarily due to an increase in our average fleet size of 73.0% driven by a significant increase in our number of Dedicated contracts with customers, partially offset by a 2.2% decrease in our average revenue, net of fuel surcharges, per tractor per week from 2013. The increase in the operating ratio for our Dedicated segment in 2014 was primarily due to the addition of contracts with higher operating ratios than the average in 2013, along with the negative impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

Intermodal segment revenue increased $4.6 million, or 4.9%, to $97.1 million in 2014 from $92.5 million in 2013. Intermodal segment revenue, net of fuel surcharges, increased 5.1% due to continued volume growth in our Intermodal services. The increase in the operating ratio for our Intermodal segment in 2014 was primarily due to costs associated with rail service interruption and delay issues that constrained our Intermodal operations, volume growth in our dry container service, which produces a higher operating ratio than our temperature-controlled trailer service, and the negative impact of severe weather conditions in the first quarter of 2014 on both freight volumes and operating costs.

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

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 92.4% in 2014 from 92.1% in 2013. The operating ratio for our Truckload segment was 91.2% in 2014 and 91.5% in 2013, for our Dedicated segment was 89.9% in 2014 and 86.8% in 2013, for our Intermodal segment was 98.2% in 2014 and 95.7% in 2013, and for our Brokerage segment was 95.4% in 2014 and 94.8% in 2013. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharge revenue, increased to 90.7% in 2014 from 90.2% in 2013.

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

(In thousands)	2015	2014	2013
Net cash flows provided by operating activities	$128,238	$81,971	$89,187
Net cash flows used for investing activities	(125,081)	(118,606)	(74,722)
Net cash flows (used for) provided by financing activities	(2,846)	23,108	(4,288)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. On November 4, 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

In 2015, net cash flows provided by operating activities of $128.2 million and net borrowings under our credit facility of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.2 million, to partially construct regional operating facilities in the amount of $8.6 million, to repurchase and retire 941,024 shares of our common stock for $16.2 million, and to pay cash dividends of $3.3 million. In 2014, net cash flows provided by operating activities of $82.0 million, borrowings under our credit facility of $24.4 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.7 million, to acquire and partially construct regional operating facilities in the amount of $27.4 million, and to pay cash dividends of $3.3 million. In 2013, net cash flows provided by operating activities of $89.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $54.8 million, to partially construct and acquire regional operating facilities in the amount of $16.9 million, to pay cash dividends of $2.8 million, to repay $2.7 million of long-term debt, and to increase cash and cash equivalents by $10.2 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $130 million in 2016. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2015 and 2014 and totaled $3.3 million in each of 2015 and 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $26.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2015.

The following is a summary of our contractual obligations as of December 31, 2015.

	Payments Due by Period
(In thousands)	2016	2017 And 2018	2019 And 2020	Thereafter	Total
Purchase obligations for revenue equipment	$38,754	$—	$—	$—	$38,754
Long-term debt obligations	—	—	37,867	—	37,867
Building construction obligations	1,955	—	—	—	1,955
Operating lease obligations	328	133	3	—	464
Total	$41,037	$133	$37,870	$—	$79,040

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2015 of 90,143 shares of Company common stock with a value of $1.6 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $335,000 in 2015, $562,000 in 2014 and $585,000 in 2013 for fuel, tires and related services. In addition, we paid $1.5 million in 2015, $1.4 million in 2014 and $1.6 million in 2013 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $5.0 million, $8.5 million and $8.2 million of our revenue for loads transported by our tractors and arranged by MWL in 2015, 2014 and 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million in 2013. As of December 31, 2015, we also had a trade receivable in the amount of $204,000 from MWL and an accrued liability of $4.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $10.4 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2015.

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

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $305,000 as of December 31, 2015 and $475,000 as of December 31, 2014. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $528.0 million as of December 31, 2015 and $465.7 million as of December 31, 2014. Our depreciation expense was $75.3 million in 2015, $68.2 million in 2014 and $64.5 million in 2013. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2015 by approximately $10.0 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $10.4 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $16.2 million as of December 31, 2015 and $14.0 million as of December 31, 2014. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

We have also granted performance unit awards to certain employees which are subject to vesting requirements over a five-year period, primarily based on our earnings growth. The fair value of each performance unit is based on the closing market price on the date of grant. We recognize compensation expense for these awards based on the estimated number of units probable of achieving the performance and service vesting requirements of the awards, net of an estimated forfeiture rate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2015, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.1 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 37 of this Report.

March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.

We also have audited the adjustments to the 2013 consolidated financial statements to retrospectively apply the change in reportable segment disclosures, as described in Note 17 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Marten Transport, Ltd:

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 17 to the consolidated financial statements, the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Marten Transport, Ltd. and subsidiaries (the Company) for the year ended December 31, 2013 (the 2013 consolidated financial statements before the effects of the adjustments discussed in Note 17 to the consolidated financial statements are not presented herein). In connection with our audit of the 2013 consolidated financial statements, we also have audited the related information in financial statement Schedule II listed in Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such 2013 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 17 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Marten Transport, Ltd. and subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 17 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2014

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$434	$123
Receivables:
Trade, less allowances of $305 and $475, respectively	70,597	72,263
Other	10,885	17,740
Prepaid expenses and other	18,134	16,860
Total current assets	100,050	106,986
Property and equipment:
Revenue equipment	606,144	535,091
Buildings and land	73,159	71,105
Office equipment and other	45,294	39,776
Less accumulated depreciation	(196,588)	(180,223)
Net property and equipment	528,009	465,749
Other assets	3,469	3,726
	$631,528	$576,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,007	$17,065
Insurance and claims accruals	16,235	13,998
Accrued liabilities	21,634	12,710
Checks issued in excess of cash balances	—	745
Total current liabilities	49,876	44,518
Long-term debt	37,867	24,373
Deferred income taxes	134,364	119,644
Total liabilities	222,107	188,535
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,759,806 shares at December 31, 2015, and 33,418,829 shares at December 31, 2014, issued and outstanding	328	334
Additional paid-in capital	76,468	87,370
Retained earnings	332,625	300,222
Total stockholders’ equity	409,421	387,926
	$631,528	$576,461

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2015	2014	2013
Operating revenue	$664,994	$672,929	$659,214
Operating expenses (income):
Salaries, wages and benefits	209,455	183,464	171,314
Purchased transportation	118,030	123,017	123,436
Fuel and fuel taxes	104,582	153,931	163,270
Supplies and maintenance	43,319	41,490	40,582
Depreciation	75,323	68,243	64,476
Operating taxes and licenses	8,914	7,140	7,110
Insurance and claims	29,252	27,240	23,681
Communications and utilities	5,886	5,798	5,212
Gain on disposition of revenue equipment	(5,584)	(4,387)	(5,972)
Gain on disposition of facilities	(4,104)	—	—
Other	18,858	15,987	14,110
	603,931	621,923	607,219
Operating income	61,063	51,006	51,995
Other	372	(667)	(392)
Income before income taxes	60,691	51,673	52,387
Less: Income before income taxes attributable to noncontrolling interest	—	—	84
Income before income taxes attributable to Marten Transport, Ltd.	60,691	51,673	52,303
Provision for income taxes	24,946	21,839	22,156
Net income	$35,745	$29,834	$30,147
Basic earnings per common share	$1.07	$0.89	$0.91
Diluted earnings per common share	$1.06	$0.89	$0.90
Dividends declared per common share	$0.10	$0.10	$0.083

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Marten Transport, Ltd. Stockholders
	Common Stock		Additional	Retained	Non- controlling	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
Balance at December 31, 2012	33,164	$332	$82,679	$246,349	$2,563	$331,923
Net income	—	—	—	30,147	—	30,147
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	137	1	1,125	—	—	1,126
Tax benefits from share-based payment arrangement exercises	—	—	189	—	—	189
Share-based payment arrangement compensation expense	—	—	1,084	—	—	1,084
Dividends on common stock	—	—	—	(2,769)	—	(2,769)
Income before income taxes attributable to noncontrolling interest	—	—	—	—	84	84
Noncontrolling interest distributions	—	—	—	—	(84)	(84)
Change to equity method of accounting	—	—	—	—	(2,563)	(2,563)
Balance at December 31, 2013	33,301	333	85,077	273,727	—	359,137
Net income	—	—	—	29,834	—	29,834
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	118	1	1,213	—	—	1,214
Tax benefits from share-based payment arrangement exercises	—	—	159	—	—	159
Share-based payment arrangement compensation expense	—	—	921	—	—	921
Dividends on common stock	—	—	—	(3,339)	—	(3,339)
Balance at December 31, 2014	33,419	334	87,370	300,222	—	387,926
Net income	—	—	—	35,745	—	35,745
Repurchase and retirement of common stock	(941)	(9)	(16,166)	—	—	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	282	3	3,487	—	—	3,490
Tax benefits from share-based payment arrangement exercises	—	—	373	—	—	373
Share-based payment arrangement compensation expense	—	—	1,404	—	—	1,404
Dividends on common stock	—	—	—	(3,342)	—	(3,342)
Balance at December 31, 2015	32,760	$328	$76,468	$332,625	$—	$409,421

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2015	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$35,745	$29,834	$30,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,323	68,243	64,476
Gain on disposition of revenue equipment	(5,584)	(4,387)	(5,972)
Gain on disposition of facilities	(4,104)	-	-
Deferred income taxes	14,720	9,422	4,303
Tax benefits from share-based payment arrangement exercises	373	159	189
Excess tax benefits from share-based payment arrangement exercises	(432)	(115)	(165)
Share-based payment arrangement compensation expense	1,404	921	1,084
Equity in loss (earnings) from affiliate	296	(246)	(111)
Income before income taxes attributable to noncontrolling interest
Changes in other current operating items:	-	-	84
Receivables	7,968	(14,913)	(6,478)
Prepaid expenses and other	(1,274)	(1,586)	(25)
Accounts payable	(4,853)	(723)	2,387
Insurance and claims accruals	2,237	(406)	566
Accrued liabilities	6,419	(4,232)	(1,298)
Net cash provided by operating activities	128,238	81,971	89,187
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(174,165)	(131,645)	(102,808)
Proceeds from revenue equipment dispositions	56,011	43,933	48,048
Buildings and land, office equipment and other additions	(13,482)	(30,885)	(18,031)
Proceeds from buildings and land, office equipment and other dispositions	6,594	28	28
Decrease in cash and cash equivalents resulting from change to equity method of accounting	-	-	(1,924)
Other	(39)	(37)	(35)
Net cash used for investing activities	(125,081)	(118,606)	(74,722)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	141,908	168,444	82,697
Repayment of borrowings under credit facility and long-term debt	(128,414)	(144,071)	(85,423)
Repurchase and retirement of common stock	(16,175)	-	-
Dividends on common stock	(3,342)	(3,339)	(2,769)
Issuance of common stock from share-based payment arrangement exercises	3,490	1,214	1,126
Change in checks issued in excess of cash balances	(745)	745	-
Excess tax benefits from share-based payment arrangement exercises	432	115	165
Noncontrolling interest distributions	-	-	(84)
Net cash (used for) provided by financing activities	(2,846)	23,108	(4,288)
NET CHANGE IN CASH AND CASH EQUIVALENTS	311	(13,527)	10,177
CASH AND CASH EQUIVALENTS:
Beginning of year	123	13,650	3,473
End of year	$434	$123	$13,650
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$2,853	$(3,973)	$6,644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$2,121	$26,766	$16,190
Interest	$252	$179	$97

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment for customers in the United States, Canada and Mexico.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Marten Transport, Ltd., its subsidiaries and, through March 27, 2013, its 45% owned affiliate, MW Logistics, LLC (“MWL”). As of March 28, 2013, Marten Transport deconsolidated MWL (See Note 12).

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

In 2015, we replaced our company-owned tractors within an average of 4.1 years and our trailers within an average of 5.1 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.3 million in 2015, $5.7 million in 2014 and $5.8 million in 2013. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $10.4 million in standby letters of credit to guarantee settlement of claims.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Revenue recognition: We record revenue and related expenses on the date shipment of freight is completed. Our largest customer, Wal-Mart, accounted for 13% of our revenue in 2015 and 12% of our trade receivables as of December 31, 2015. Our largest customer accounted for 9% of our revenue in 2014 and 8% of our revenue in 2013. During each of 2015, 2014 and 2013, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have six current operating segments that, beginning with fiscal 2014, have been aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 17 for more information.

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

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2015	2014
Tires in service	$5,064	$4,438
License fees	4,921	4,397
Parts and tires inventory	4,011	3,754
Insurance premiums	1,730	1,537
Other	2,408	2,734
	$18,134	$16,860

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2015	2014
Accrued expenses	$7,940	$5,536
Vacation	4,782	4,301
Accrued liability to MWL	4,284	466
Salaries and wages	2,644	1,204
Other	1,984	1,203
	$21,634	$12,710

3. Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. As of that date, we had outstanding standby letters of credit of $10.4 million and remaining borrowing availability of $26.7 million. At December 31, 2014, there was an outstanding principal balance of $24.4 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.1% at December 31, 2015.

             Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2015 and December 31, 2014.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2015;

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board, chief executive officer and the principal stockholder. We paid that company $335,000 in 2015, $562,000 in 2014 and $585,000 in 2013 for fuel, tires and related services. In addition, we paid $1.5 million in 2015, $1.4 million in 2014 and $1.6 million in 2013 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any accounts payable to that company as of December 31, 2015, and did have $19,000 of payables to that company as of December 31, 2014.

(b)     We provide transportation services to MWL as described in Note 12.

5. Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2015	2014	2013
Current:
Federal	$9,280	$10,402	$15,964
State	946	2,015	1,889
	10,226	12,417	17,853

Deferred:
Federal	13,042	8,648	3,909
State	1,678	774	394
	14,720	9,422	4,303
Total provision	$24,946	$21,839	$22,156

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2015	2014	2013
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	3	4	4
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	3
Effective tax rate	41%	42%	42%

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2015	2014
Deferred tax assets:
Reserves and accrued liabilities	$7,219	$6,049
Other	2,721	2,847
	9,940	8,896
Deferred tax liabilities:
Depreciation	141,255	125,697
Prepaid expenses	3,049	2,843
	144,304	128,540
Net deferred tax liability	$134,364	$119,644

We have not provided a valuation allowance against deferred tax assets at December 31, 2015 or 2014. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $683,000 as of December 31, 2015 and $562,000 as of December 31, 2014. The $121,000 increase in the amount reserved in 2015 relates to current period tax positions offset by the removal of the reserve relating to 2010 tax positions. The amount reserved as of December 31, 2014 was added in 2010 through 2014 relating to current period tax positions. If recognized, $470,000 of the unrecognized tax benefits as of December 31, 2015 would impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $91,000 were recognized in our financial statements as of December 31, 2015, and of $72,000 were recorded as of December 31, 2014. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months.

The federal statute of limitations remains open for 2012 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2015	2014	2013
Numerator:
Net income	$35,745	$29,834	$30,147
Denominator:
Basic earnings per common share - weighted-average shares	33,477	33,381	33,221
Effect of dilutive stock options	238	297	208
Diluted earnings per common share - weighted-average shares and assumed conversions	33,715	33,678	33,429
Basic earnings per common share	$1.07	$0.89	$0.91
Diluted earnings per common share	$1.06	$0.89	$0.90

Options totaling 325,400, 176,500 and 304,600 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2015, 2014 and 2013, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Unvested performance unit awards (see Note 13) totaling 69,655, 39,885 and 47,636 equivalent shares for 2015, 2014 and 2013, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7. Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. On November 4, 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

8. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2015 and 2014 and totaled $3.3 million annually for each of 2015 and 2014. Quarterly cash dividends of $0.017 per share were declared in each of the first and second quarters of 2013, and of $0.025 per share were declared in each of the third and fourth quarters of 2013, totaling $2.8 million. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender.

9. Stock Split

On June 14, 2013, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

10. 2015 Equity Incentive Plan

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under the 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 212,500 shares have been awarded as of December 31, 2015. The maximum number of shares of common stock available for issuance under the 2015 Plan is 800,000 shares. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015. Any awards issued under the 2005 Plan that remain outstanding will continue according to their terms.

11. Amendment to Amended and Restated Certificate of Incorporation

In May 2015, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value per share, from 48,000,000 shares to 96,000,000 shares.

 MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

12. Equity Investment

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

Under the deconsolidation accounting guidelines, the investor’s opening investment is recorded at fair value as of the date of deconsolidation. The difference between this initial fair value of the investment and the net carrying value is recognized as a gain or loss in earnings. We completed a valuation analysis and determined that the net carrying value of our equity interest in MWL as of March 28, 2013 of $2.6 million was equal to its fair value and, as such, no gain or loss was recognized upon deconsolidation of MWL. In determining the fair value, we utilized a combination of the income and market approaches, and equally weighed the business enterprise value of MWL provided by each approach. The income approach included the following inputs and assumptions: (a) an expectation regarding the growth of MWL’s revenue at a compounded average growth rate; (b) a perpetual long-term growth rate; and (c) a discount rate that was based on MWL’s estimated weighted average cost of capital. The market approach included a range of multiples of selected comparable companies applied to MWL’s financial metrics for the trailing twelve months in order to obtain an indication of MWL’s business enterprise value on a minority, marketable basis.

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

Following the deconsolidation, as an equity method investment, MWL is considered a related party. We received $5.0 million, $8.5 million and $8.2 million of our revenue for loads transported by our tractors and arranged by MWL in 2015, 2014 and 2013, respectively. Prior to deconsolidation effective March 28, 2013, these inter-segment revenues were eliminated in consolidation. Inter-segment revenue eliminated in consolidation was $2.1 million in 2013. As of December 31, 2015, we also had a trade receivable in the amount of $204,000 from MWL and an accrued liability of $4.3 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

13. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options and performance unit awards. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2015 Plan is 800,000 shares. As of December 31, 2015, there were 153,000 shares reserved for issuance under options outstanding and 54,500 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2015, there were 697,184 shares reserved for issuance under options outstanding and 137,474 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional options or awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2015	2014	2013

Expected option life in years(1)	6.0	6.0	6.1
Expected stock price volatility percentage(2)	25%	27%	33%
Risk-free interest rate percentage(3)	1.8%	1.9%	1.5%
Expected dividend yield(4)	0.44%	0.46%	0.51%
Fair value as of the date of grant	$5.96	$6.25	$5.46

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

    December 31, 2015, 2014 and 2013

In August 2010, we granted 95,100 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our first grant of such awards. As of December 31, 2010 and each December 31st thereafter through December 31, 2014, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. The goal of the awards was to incentivize the certain employees to increase our earnings an average of fifteen percent per year over five years, which, when combined with the five percent per year service-based component, would result in full vesting over five years. The performance vesting percentage could be achieved earlier than in five years if annual earnings growth exceeded the average of fifteen percent, or not fully achieved if the annual earnings growth averaged less than fifteen percent over the five-year period. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In August 2011, we also granted 62,400 performance unit awards with similar terms to the awards granted in 2010, and which vested from December 31, 2011 through December 31, 2015.

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

In May 2015, we also granted 35,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2010 through 2014, and also granted 19,500 performance unit awards with similar terms to such awards except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in May 2015 vest from December 31, 2015 through December 31, 2019.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

    December 31, 2015, 2014 and 2013

Total share-based compensation expense recorded in 2015 was $1.4 million ($870,000 net of income tax benefit, $0.03 of earnings per basic and diluted share), in 2014 was $921,000 ($571,000 net of income tax benefit, $0.02 of earnings per basic and diluted share) and in 2013 was $1.1 million ($672,000 net of income tax benefit, $0.02 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows. In 2015, 2014 and 2013, there was $432,000, $115,000 and $165,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2015, there was a total of $1.7 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.4 years, and $2.4 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2019.

Option activity in 2015 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	977,867	$14.74
Granted	154,000	22.37
Exercised	(270,283)	12.91
Forfeited	(11,400)	17.70
Outstanding at December 31, 2015	850,184	$16.67
Exercisable at December 31, 2015	512,634	$14.50

The 850,184 options outstanding as of December 31, 2015 have a weighted average remaining contractual life of 3.6 years and an aggregate intrinsic value based on our closing stock price on December 31, 2015 for in-the-money options of $2.0 million. The 512,634 options exercisable as of the same date have a weighted average remaining contractual life of 2.5 years and an aggregate intrinsic value similarly calculated of $1.7 million.

The fair value of options granted in 2015, 2014 and 2013 was $918,000, $475,000 and $953,000, respectively, for service-based options. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $2.4 million, $761,000 and $915,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2015, 2014 and 2013 were $3.5 million, $1.2 million and $1.1 million, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Nonvested service-based option awards as of December 31, 2015 and changes during 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2014	282,550	$5.60	5.3
Granted	154,000	5.96	6.4
Vested	(89,300)	5.62	3.6
Forfeited	(9,700)	5.40	4.7
Nonvested at December 31, 2015	337,550	$5.77	5.4

The total fair value of options which vested during 2015, 2014 and 2013 was $502,000, $541,000 and $636,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2015:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	150,517		$16.37
Granted	54,500		21.80
Vested	(43,620	) (1)	16.90
Forfeited	(19,952)		13.12
Nonvested at December 31, 2015	141,445		$18.76

(1)

This number of performance unit award shares vested based on our financial performance in 2015 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2016. As permitted in the performance unit award agreements, the Compensation Committee of our Board of Directors adjusted the calculation of the performance vesting component for 2015 to be based on our increase in net income instead of our increase in diluted net income per share. Additionally, the after-tax value of the gain on disposition of facilities in 2015 was excluded from the calculation of the increase in net income. The fair value of unit award shares that vested in 2015 was $737,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2015 was $18,000 for participants less than age 50 and $24,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2015, 2014 or 2013. Total expense recorded for the plan was $1.9 million in 2015, $1.5 million in 2014 and $1.4 million in 2013.

 MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

    December 31, 2015, 2014 and 2013

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

14. Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan. The deferred compensation plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2015, 90,143 shares of Company common stock were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

15. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

16. Commitments and Contingencies

We are committed to new revenue equipment expenditures of $38.8 million in 2016, building construction expenditures of $2.0 million in 2016 and operating lease obligation expenditures totaling $464,000 through 2019.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

17. Business Segments

Beginning with fiscal 2014, we have aggregated our six current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes, compared with two reporting segments previously. We believe reporting our results in this manner will provide better visibility and understanding into our business and better reflect our operational structure. Information for prior periods has been shown in the same four segments for comparison purposes.

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

December 31, 2015, 2014 and 2013

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2015	2014	2013
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$348,101	$358,458	$366,798
Truckload fuel surcharge revenue	50,260	89,815	98,161
Total Truckload revenue	398,361	448,273	464,959

Dedicated revenue, net of fuel surcharge revenue	107,264	56,609	33,526
Dedicated fuel surcharge revenue	11,008	13,743	8,794
Total Dedicated revenue	118,272	70,352	42,320

Intermodal revenue, net of fuel surcharge revenue	65,877	75,447	71,764
Intermodal fuel surcharge revenue	11,081	21,645	20,749
Total Intermodal revenue	76,958	97,092	92,513

Brokerage revenue:
Marten Transport	71,403	57,212	52,746
MWL(1)	-	-	6,676
Total Brokerage revenue	71,403	57,212	59,422

Total operating revenue	$664,994	$672,929	$659,214

Operating income:
Truckload	$35,517	$39,483	$39,290
Dedicated	12,818	7,136	5,575
Intermodal	4,832	1,735	4,014
Brokerage	3,792	2,652	3,116
Total operating income before gain on disposition of facilities	56,959	51,006	51,995
Gain on disposition of facilities	4,104	-	-
Total operating income	$61,063	$51,006	$51,995

(1)

Brokerage revenue is net of $2.1 million of inter-segment revenue in 2013 for loads transported by our tractors and arranged by MWL that have been eliminated in consolidation. The inter-segment revenue in 2013 relates to loads transported prior to the deconsolidation of MWL effective March 28, 2013.

Truckload segment depreciation expense was $53.7 million, $53.0 million and $54.6 million, Dedicated segment depreciation expense was $15.0 million, $8.2 million and $4.7 million, Intermodal segment depreciation expense was $5.4 million, $6.0 million and $4.3 million, and Brokerage segment depreciation expense was $1.3 million, $993,000 and $845,000, in 2015, 2014 and 2013, respectively.

18. Deferred Income Taxes Reclassification

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, “Income Taxes” which simplifies the balance sheet presentation of deferred income taxes. We have adopted the provisions of the standard for our 2015 consolidated financial statements including retroactive reclassification of the $3.2 million current deferred income tax asset as of December 31, 2014 to a noncurrent deferred income tax liability. This reclassification does not have a significant impact on our consolidated balance sheets.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

19. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2015 and 2014:

2015 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$161,287	$163,588	$171,346	$168,773
Operating income	17,311	14,161	14,354	15,237
Net income	10,188	8,357	8,410	8,790
Basic earnings per common share	0.30	0.25	0.25	0.26
Diluted earnings per common share	0.30	0.25	0.25	0.26

2014 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$159,409	$168,423	$171,550	$173,547
Operating income	8,640	12,932	13,042	16,392
Net income	5,287	7,926	7,652	8,969
Basic earnings per common share	0.16	0.24	0.23	0.27
Diluted earnings per common share	0.16	0.24	0.23	0.27

The sum of the basic earnings per common share for the 2015 quarters is less than the basic earnings per common share for 2015, and the sum of the basic and diluted earnings per common share for the 2014 quarters exceeds the basic and diluted earnings per common share for 2014 due to differences in rounding.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.     Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2016 Proxy Statement is incorporated in this Report by reference.

B.     Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.     Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2016 Proxy Statement is incorporated in this Report by reference.

D.     Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2016 Proxy Statement is incorporated in this Report by reference.

F.     Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2016 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.       EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2016 Proxy Statement is incorporated in this Report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2016 Proxy Statement is incorporated in this Report by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2016 Proxy Statement is incorporated in this Report by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2016 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 67 through 70. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 14, 2016. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report under Item 15(a)(3):

	(1)	Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(2)	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan.

	(3)	Marten Transport, Ltd. 2015 Equity Incentive Plan.

	(4)	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan.

	(5)	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan.

	(6)	Named Executive Officer Compensation.

	(7)	Form of Amended and Restated Change in Control Severance Agreement.

	(8)	Form of First Amendment to Amended and Restated Change in Control Severance Agreement.

	(9)	Form of Second Amendment to Amended and Restated Change in Control Agreement.

	(10)	Form of Indemnification Agreement.

	(11)	Marten Transport, Ltd. Deferred Compensation Plan.

	(12)	Executive Officer Performance Incentive Plan.

	(13)	Amended and Restated Executive Officer Performance Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2016	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, Chief Executive Officer and Director
Randolph L. Marten	(Principal Executive Officer)

/s/ James J. Hinnendael	Executive Vice President and Chief Financial Officer
James J. Hinnendael	(Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ G. Larry Owens	Director
G. Larry Owens

/s/ Ronald R. Booth	Director
Ronald R. Booth

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Insurance and claims accruals:
Year ended December 31, 2015	$13,998	$45,271	$(43,034	)(1)	$16,235
Year ended December 31, 2014	14,404	41,036	(41,442	)(1)	13,998
Year ended December 31, 2013	13,838	35,194	(34,628	)(1)	14,404

Allowance for doubtful accounts:
Year ended December 31, 2015	475	59	(229	)(2)	305
Year ended December 31, 2014	450	264	(239	)(2)	475
Year ended December 31, 2013	334	225	(109	)(2)	450

(1)       Claims payments

(2)       Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2015

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Bylaws of the Company	See Exhibit 3.4 above.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

Item No.	Item	Filing Method

10.3

First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.4	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.5

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.6	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.7	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.8	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.9	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.10	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.11

Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

10.12	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

Item No.	Item	Filing Method

10.13	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

10.14	Letter from KPMG LLP dated March 13, 2014	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed March 13, 2014.

10.15

Fifth Amendment to Credit Agreement, dated as of December 22, 2014, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

10.16	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.17	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.18	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.19	Marten Transport, Ltd. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.20

Sixth Amendment to Credit Agreement, dated as of November 4, 2015, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2015.

10.21	Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

23.2	Consent of KPMG LLP	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

Item No.	Item	Filing Method

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 11, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three years ended December 31, 2015, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2015, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.