Form 10-Q
period 2016-03-31
MARTEN TRANSPORT LTD
filed 2016-05-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 32,423,231 as of April 25, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$1,156	$434
Receivables:
Trade, net	65,285	70,597
Other	4,719	10,885
Prepaid expenses and other	16,829	18,134
Total current assets	87,989	100,050
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	723,457	724,597
Accumulated depreciation	(204,410)	(196,588)
Net property and equipment	519,047	528,009
Other assets	3,356	3,469
Total assets	$610,392	$631,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,431	$33,641
Insurance and claims accruals	17,105	16,235
Total current liabilities	61,536	49,876
Long-term debt	-	37,867
Deferred income taxes	138,044	134,364
Total liabilities	199,580	222,107
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,419,481 shares at March 31, 2016, and 32,759,806 shares at December 31, 2015, issued and outstanding	324	328
Additional paid-in capital	70,481	76,468
Retained earnings	340,007	332,625
Total stockholders’ equity	410,812	409,421
Total liabilities and stockholders’ equity	$610,392	$631,528

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2016	2015

Operating revenue	$161,929	$161,287

Operating expenses (income):
Salaries, wages and benefits	54,830	48,808
Purchased transportation	28,035	29,504
Fuel and fuel taxes	19,630	26,476
Supplies and maintenance	10,499	10,442
Depreciation	20,047	17,827
Operating taxes and licenses	2,185	1,876
Insurance and claims	7,355	8,090
Communications and utilities	1,620	1,528
Gain on disposition of revenue equipment	(1,434)	(1,161)
Gain on disposition of facility	-	(3,712)
Other	5,037	4,298

Total operating expenses	147,804	143,976

Operating income	14,125	17,311

Other	215	15

Income before income taxes	13,910	17,296

Provision for income taxes	5,717	7,108

Net income	$8,193	$10,188

Basic earnings per common share	$0.25	$0.30

Diluted earnings per common share	$0.25	$0.30

Dividends declared per common share	$0.025	$0.025

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2014	33,419	$334	$87,370	$300,222	$387,926
Net income	-	-	-	10,188	10,188
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	84	1	972	-	973
Tax benefits from share-based payment arrangement exercises	-	-	178	-	178
Share-based payment arrangement compensation expense	-	-	273	-	273
Dividends on common stock	-	-	-	(837)	(837)
Balance at March 31, 2015	33,503	335	88,793	309,573	398,701
Net income	-	-	-	25,557	25,557
Repurchase and retirement of common stock	(941)	(9)	(16,166)	-	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	198	2	2,515	-	2,517
Tax benefits from share-based payment arrangement exercises	-	-	195	-	195
Share-based payment arrangement compensation expense	-	-	1,131	-	1,131
Dividends on common stock	-	-	-	(2,505)	(2,505)
Balance at December 31, 2015	32,760	328	76,468	332,625	409,421
Net income	-	-	-	8,193	8,193
Repurchase and retirement of common stock	(456)	(5)	(7,508)	-	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	115	1	1,527	-	1,528
Tax deficiencies from share-based payment arrangement exercises	-	-	(169)	-	(169)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	290	-	290
Dividends on common stock	-	-	-	(811)	(811)
Balance at March 31, 2016	32,419	$324	$70,481	$340,007	$410,812

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Operations:
Net income	$8,193	$10,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,047	17,827
Gain on disposition of revenue equipment	(1,434)	(1,161)
Gain on disposition of facility	-	(3,712)
Deferred income taxes	3,680	2,306
Tax (deficiencies) benefits from share-based payment arrangement exercises	(169)	178
Excess tax benefits from share-based payment arrangement exercises	-	(159)
Share-based payment arrangement compensation expense	290	273
Equity in loss from affiliate	129	159
Changes in other current operating items:
Receivables	13,251	18,703
Prepaid expenses and other	1,305	1,692
Accounts payable and accrued liabilities	8,903	6,034
Insurance and claims accruals	870	834
Net cash provided by operating activities	55,065	53,162

Cash flows used for investing activities:
Revenue equipment additions	(18,865)	(20,360)
Proceeds from revenue equipment dispositions	10,526	13,291
Buildings and land, office equipment and other additions	(1,198)	(4,295)
Proceeds from buildings and land, office equipment and other dispositions	-	4,616
Other	(16)	(14)
Net cash used for investing activities	(9,553)	(6,762)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	36,225	13,444
Repayment of borrowings under credit facility and long-term debt	(74,092)	(37,817)
Repurchase and retirement of common stock	(7,513)	-
Dividends on common stock	(811)	(837)
Issuance of common stock from share-based payment arrangement exercises	1,528	973
Excess tax benefits from share-based payment arrangement exercises	-	159
Employee taxes paid in exchange for shares withheld	(127)	-
Change in checks issued in excess of cash balances	-	(745)
Net cash used for financing activities	(44,790)	(24,823)

Net change in cash and cash equivalents	722	21,577

Cash and cash equivalents:
Beginning of period	434	123
End of period	$1,156	$21,700

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$114	$5,315

Supplemental disclosure of cash flow information:
Cash (received) paid for:
Income taxes	$(6,934)	$(12,145)
Interest	$87	$28

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

(1)	Consolidated Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2015 Annual Report on Form 10-K.

(2)	Earnings per Common Share

 Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2016	2015
Numerator:
Net income	$8,193	$10,188
Denominator:
Basic earnings per common share - weighted-average shares	32,454	33,458
Effect of dilutive stock options	185	303
Diluted earnings per common share - weighted-average shares and assumed conversions	32,639	33,761

Basic earnings per common share	$0.25	$0.30
Diluted earnings per common share	$0.25	$0.30

              Options totaling 330,400 and 160,800 equivalent shares for the three-month periods ended March 31, 2016 and March 31, 2015, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 57,205 and 48,861 equivalent shares for the three-month periods ended March 31, 2016 and March 31, 2015, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)	Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. At March 31, 2016, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $8.6 million and remaining borrowing availability of $66.4 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.1% at December 31, 2015.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2016 and December 31, 2015.

(4)	Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $62,000 in the first three months of 2016 and $55,000 in the first three months of 2015 for fuel, tires and related services. In addition, we paid $479,000 in the first three months of 2016 and $219,000 in the first three months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 8.

(5)	Share Repurchase Program

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

In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016.

(6)	Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first quarters of 2016 and 2015. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender.

(7)	Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first three months of 2016, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2016 and 2015 was $290,000 and $273,000, respectively. See Note 13 to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a detailed description of stock-based awards.

(8)	Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $642,000 and $2.0 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, we also had a trade receivable in the amount of $268,000 from MWL and an accrued liability of $4.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9)	Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10)	Commitments and Contingencies

We are committed to purchase $122.1 million of new revenue equipment in the remainder of 2016; building construction expenditures of $1.2 million in the remainder of 2016; and operating lease obligation expenditures totaling $369,000 through 2018.

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

We have aggregated our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes.

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2016	2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$82,942	$86,811
Truckload fuel surcharge revenue	7,112	14,590
Total Truckload revenue	90,054	101,401

Dedicated revenue, net of fuel surcharge revenue	35,510	19,863
Dedicated fuel surcharge revenue	1,587	2,591
Total Dedicated revenue	37,097	22,454

Intermodal revenue, net of fuel surcharge revenue	15,854	17,019
Intermodal fuel surcharge revenue	1,347	3,373
Total Intermodal revenue	17,201	20,392

Brokerage revenue	17,577	17,040

Total operating revenue	$161,929	$161,287

Operating income:
Truckload	$6,940	$9,602
Dedicated	4,324	2,004
Intermodal	1,929	1,251
Brokerage	932	742
Total operating income before gain on disposition of facility	14,125	13,599
Gain on disposition of facility	-	3,712
Total operating income	$14,125	$17,311

             Truckload segment depreciation expense was $13.7 million and $13.2 million, Dedicated segment depreciation expense was $5.0 million and $2.9 million, Intermodal segment depreciation expense was $941,000 and $1.5 million, and Brokerage segment depreciation expense was $481,000 and $270,000, in the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the first quarter of 2017. The adoption of this standard will result in an increase or decrease to our provision for income taxes each quarter based on the actual increase in our stock price compared with the grant-date fair value of the quarter’s exercised options and vested performance unit awards. The adoption of the other provisions of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2015. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $642,000, or 0.4%, in the first three months of 2016, despite a 51.1% decrease in fuel surcharge revenue to $10.0 million from $20.6 million in the first three months of 2015 due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $12.5 million, or 8.9%, compared with the first three months of 2015. Truckload segment revenue, net of fuel surcharges, decreased 4.5% from the first three months of 2015 primarily due to a decrease in our average revenue per tractor, partially offset by an increase in our average fleet size. Dedicated segment revenue, net of fuel surcharges, increased 78.8% primarily due to an increase in our average fleet size of 80.2% from the first three months of 2015. Intermodal segment revenue, net of both fuel surcharges and revenue from our discontinued dry container service, increased 1.0% from the first three months of 2015 due to an increase in volume in our temperature-controlled trailer service. Brokerage segment revenue increased 3.2% in the first three months of 2016 due to an increase in volume.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.3% in the first three months of 2016 from 89.3% in the first three months of 2015. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.7% in the first three months of 2016. Our operating ratio for the first three months of 2015, net of both the facility disposition gain of $3.7 million and fuel surcharges, was 90.3%. Our net income decreased to $8.2 million, or $0.25 per diluted share, in the first three months of 2016 from $10.2 million, or $0.30 per diluted share, in the first three months of 2015. Net income improved 2.4% over earnings of $8.0 million, or $0.24 per diluted share, in the first three months of 2015 excluding the facility disposition gain, due to increased operating income in our Dedicated, Intermodal and Brokerage segments, partially offset by decreased operating income in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2016, we had $1.2 million of cash and cash equivalents, $410.8 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2016, net cash flows provided by operating activities of $55.1 million were primarily used to repay $37.9 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $8.3 million, and to repurchase and retire 455,581 shares of our common stock for $7.5 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $120 million for the remainder 2016. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of operating revenue, net of fuel surcharge revenue; Truckload, Dedicated and Intermodal revenue, net of fuel surcharge revenue; operating revenue and Intermodal revenue, each net of fuel surcharge revenue and revenue from our dry container service discontinued in March 2015; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue and the sum of fuel surcharge revenue and the facility disposition gain; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2016	2015
Truckload Segment:
Revenue (in thousands)	$90,054	$101,401
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,366	$3,606
Average tractors(1)	1,896	1,872
Average miles per trip	642	705
Total miles (in thousands)	44,471	47,530

Dedicated Segment:
Revenue (in thousands)	$37,097	$22,454
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,375	$3,442
Average tractors(1)	809	449
Average miles per trip	314	375
Total miles (in thousands)	18,521	11,075

Intermodal Segment:
Revenue (in thousands)	$17,201	$20,392
Loads	8,696	9,367
Average tractors	76	96

Brokerage Segment:
Revenue (in thousands)	$17,577	$17,040
Loads	12,951	10,850

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 79 and 54 tractors as of March 31, 2016 and 2015, respectively.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$82,942	$86,811	$(3,869)	(4.5)%
Truckload fuel surcharge revenue	7,112	14,590	(7,478)	(51.3)
Total Truckload revenue	90,054	101,401	(11,347)	(11.2)

Dedicated revenue, net of fuel surcharge revenue	35,510	19,863	15,647	78.8
Dedicated fuel surcharge revenue	1,587	2,591	(1,004)	(38.7)
Total Dedicated revenue	37,097	22,454	14,643	65.2

Intermodal revenue, net of fuel surcharge revenue	15,854	17,019	(1,165)	(6.8)
Intermodal fuel surcharge revenue	1,347	3,373	(2,026)	(60.1)
Total Intermodal revenue	17,201	20,392	(3,191)	(15.6)

Brokerage revenue	17,577	17,040	537	3.2

Total operating revenue	$161,929	$161,287	$642	0.4%

Operating income:
Truckload	$6,940	$9,602	$(2,662)	(27.7)%
Dedicated	4,324	2,004	2,320	115.8
Intermodal	1,929	1,251	678	54.2
Brokerage	932	742	190	25.6
Total operating income before gain on disposition of facility	14,125	13,599	526	3.9
Gain on disposition of facility	-	3,712	(3,712)	(100.0)
Total operating income	$14,125	$17,311	$(3,186)	(18.4)%

Operating ratio(1):
Truckload	92.3%	90.5%
Dedicated	88.3	91.1
Intermodal	88.8	93.9
Brokerage	94.7	95.6
Consolidated operating ratio before gain on disposition of facility	91.3%	91.6%
Consolidated operating ratio	91.3%	89.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $642,000, or 0.4%, to $161.9 million in the 2016 period from $161.3 million in the 2015 period, despite a 51.1% decrease in fuel surcharge revenue to $10.0 million from $20.6 million in the 2015 period due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $12.5 million, or 8.9%, to $151.9 million in the 2016 period from $139.4 million in the 2015 period. This increase was due to a $15.6 million increase in Dedicated revenue, net of fuel surcharges, a $537,000 increase in Brokerage revenue, and a $155,000 increase in Intermodal revenue, net of both fuel surcharges and the discontinued dry container service, partially offset by a $3.9 million decrease in Truckload revenue, net of fuel surcharges.

Truckload segment revenue decreased $11.3 million, or 11.2%, to $90.1 million in the 2016 period from $101.4 million in the 2015 period. Truckload segment revenue, net of fuel surcharges, decreased $3.9 million, or 4.5%, to $82.9 million in the 2016 period from $86.8 million in the 2015 period, primarily due to a decrease in our average revenue per tractor, partially offset by an increase in our average fleet size. The increase in the operating ratio in the 2016 period was primarily due to a decrease in our average revenue per tractor within a soft freight market since the second quarter of 2015.

Dedicated segment revenue increased $14.6 million, or 65.2%, to $37.1 million in the 2016 period from $22.5 million in the 2015 period. Dedicated segment revenue, net of fuel surcharges, increased 78.8% primarily due to an increase in our average fleet size of 80.2% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in the 2016 period, in spite of a decrease in the average revenue per tractor, was achieved by an improvement in insurance and claims expense along with other cost control measures.

Intermodal segment revenue decreased $3.2 million, or 15.6%, to $17.2 million in the 2016 period from $20.4 million in the 2015 period. Intermodal segment revenue, net of both fuel surcharges and $1.3 million of revenue from our discontinued dry container service, increased $155,000, or 1.0%, from the 2015 period due to an increase in volume in our temperature-controlled trailer service. The improvement in the operating ratio in the 2016 period was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and a decrease in depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue increased $537,000, or 3.2%, to $17.6 million in the 2016 period from $17.0 million in the 2015 period, due to an increase in volume. The improvement in the operating ratio in the 2016 period was primarily due to a decrease in the payments to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$642	0.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,022	12.3	33.9	30.3
Purchased transportation	(1,469)	(5.0)	17.3	18.3
Fuel and fuel taxes	(6,846)	(25.9)	12.1	16.4
Supplies and maintenance	57	0.5	6.5	6.5
Depreciation	2,220	12.5	12.4	11.1
Operating taxes and licenses	309	16.5	1.3	1.2
Insurance and claims	(735)	(9.1)	4.5	5.0
Communications and utilities	92	6.0	1.0	0.9
Gain on disposition of revenue equipment	(273)	(23.5)	(0.9)	(0.7)
Gain on disposition of facility	3,712	(100.0)	-	(2.3)
Other	739	17.2	3.1	2.7
Total operating expenses	3,828	2.7	91.3	89.3
Operating income	(3,186)	(18.4)	8.7	10.7
Other	200	1,333.3	0.1	-
Income before income taxes	(3,386)	(19.6)	8.6	10.7
Provision for income taxes	(1,391)	(19.6)	3.5	4.4
Net income	$(1,995)	(19.6)%	5.1%	6.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2015 period resulted primarily from a 7.0% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers.

Purchased transportation consists of payments to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $1.5 million in total, or 5.0%, in the 2016 period from the 2015 period. Payments to carriers for transportation services we arranged in our Brokerage segment were $14.7 million in each of the 2016 and 2015 periods. Payments to railroads and drayage carriers for transportation services within our Intermodal segment decreased $1.9 million to $11.0 million in the 2016 period from $13.0 million in the 2015 period. This decrease was due to the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations, partially offset by increased volume with our temperature-controlled intermodal trailer service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $460,000 in the 2016 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $6.8 million in the 2016 period from the 2015 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.3 million, or 27.4%, to $10.8 million in the 2016 period from $8.5 million in the 2015 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.2 million from $2.6 million in the 2015 period. Despite a decrease in the DOE national average cost of fuel to $2.07 per gallon from $2.92 per gallon in the 2015 period, net fuel expense increased to 8.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 6.9% in the 2015 period. The net fuel expense to revenue was lower in the 2015 period due to our discount from retail being larger in this period due to the large decrease in fuel prices during the quarter, compared with level fuel prices in the 2016 period. The discount from retail typically increases when prices decrease and decreases when prices increase. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $735,000 decrease in insurance and claims in the 2016 period was primarily due to decreases in the cost of physical damage claims related to our tractors and trailers, self-insured auto liability claims and workers’ compensation accident claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $1.4 million in the 2016 period from $1.2 million in the 2015 period due to an increase in the number of tractors and trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent $84.3 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.3% in the 2016 period from 89.3% in the 2015 period. The operating ratio for our Truckload segment was 92.3% in the 2016 period and 90.5% in the 2015 period, for our Dedicated segment was 88.3% in the 2016 period and 91.1% in the 2015 period, for our Intermodal segment was 88.8% in the 2016 period and 93.9% in the 2015 period, and for our Brokerage segment was 94.7% in the 2016 period and 95.6% in the 2015 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.7% in the 2016 period. Our operating ratio for the 2015 period, net of both the facility disposition gain and fuel surcharges, was 90.3%.

Our effective income tax rate was 41.1% in each of the 2016 and 2015 periods.

As a result of the factors described above, net income decreased to $8.2 million in the 2016 period from $10.2 million in the 2015 period. Net earnings per diluted share decreased to $0.25 in the 2016 period from $0.30 in the 2015 period. Net income improved 2.4% over earnings of $8.0 million, or $0.24 per diluted share, in the 2015 period excluding the facility disposition gain.

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash flows provided by operating activities	$55,065	$53,162
Net cash flows used for investing activities	(9,553)	(6,762)
Net cash flows used for financing activities	(44,790)	(24,823)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. On November 4, 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016.

In the first three months of 2016, net cash flows provided by operating activities of $55.1 million were primarily used to repay $37.9 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $8.3 million, and to repurchase and retire 455,581 shares of our common stock for $7.5 million. In the first three months of 2015, net cash flows provided by operating activities of $53.2 million were primarily used to repay $24.4 million of long-term debt, to increase cash and cash equivalents by $21.6 million, and to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $7.1 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $120 million for the remainder of 2016. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first quarters of 2016 and 2015 totaling $811,000 and $837,000, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. At March 31, 2016, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $8.6 million and remaining borrowing availability of $66.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016, should it apply, was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2016.

The following is a summary of our contractual obligations as of March 31, 2016.

	Payments Due by Period
	Remainder	2017	2019
	of	And	And
(In thousands)	2016	2018	2020	Thereafter	Total
Purchase obligations for revenue equipment	$122,135	$—	$—	$—	$122,135
Building construction obligations	1,202	—	—	—	1,202
Operating lease obligations	236	133	—	—	369
Total	$123,573	$133	$—	$—	$123,706

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2016 of 90,267 shares of Company common stock with a value of $1.7 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $62,000 in the first three months of 2016 and $55,000 in the first three months of 2015 for fuel, tires and related services. In addition, we paid $479,000 in the first three months of 2016 and $219,000 in the first three months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $642,000 and $2.0 million of our revenue for loads transported by our tractors and arranged by MWL in the three-month periods ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, we also had a trade receivable in the amount of $268,000 from MWL and an accrued liability of $4.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $8.6 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2016.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $305,000 as of March 31, 2016 and December 31, 2015. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $519.0 million as of March 31, 2016 and $528.0 million as of December 31, 2015. Our depreciation expense was $20.0 million for the first three months of 2016 and $17.8 million for the first three months of 2015. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2016 by approximately $10.9 million, or 2.1%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $8.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.1 million as of March 31, 2016 and $16.2 million as of December 31, 2015. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the first quarter of 2017. The adoption of this standard will result in an increase or decrease to our provision for income taxes each quarter based on the actual increase in our stock price compared with the grant-date fair value of the quarter’s exercised options and vested performance unit awards. The adoption of the other provisions of this standard is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2016, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $952,000.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our share repurchase activity during the first quarter of 2016:

				Maximum Dollar
			Total Number of	Amount of
			Shares Purchased	Shares that may
			as Part of a	yet be Purchased
	Total Number		Publicly	Under the
	of Shares	Average Price	Announced	Program
Period	Purchased	Paid per Share	Program	(in thousands)
January 1, 2016- January 31, 2016	455,581	$16.49	455,581	$15,502

February 1, 2016- February 29, 2016	-	-	-	15,502

March 1, 2016- March 31, 2016	-	-	-	15,502
Total	455,581	$16.49	455,581	$15,502

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

In the fourth quarter of 2015, we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 6, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2016 and March 31, 2015, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2016 and March 31, 2015, and for the nine-month period ended December 31, 2015, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2016 and March 31, 2015, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 6, 2016	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)