Form 10-Q
period 2016-06-30
MARTEN TRANSPORT LTD
filed 2016-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 32,479,831 as of July 26, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$208	$434
Receivables:
Trade, net	66,076	70,597
Other	3,065	10,885
Prepaid expenses and other	17,122	18,134
Total current assets	86,471	100,050

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	744,234	724,597
Accumulated depreciation	(206,317)	(196,588)
Net property and equipment	537,917	528,009
Other assets	3,168	3,469

Total assets	$627,556	$631,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,129	$33,641
Insurance and claims accruals	17,400	16,235
Total current liabilities	62,529	49,876
Long-term debt	4,376	37,867
Deferred income taxes	141,194	134,364
Total liabilities	208,099	222,107

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,466,081 shares at June 30, 2016, and 32,759,806 shares at December 31, 2015, issued and outstanding	325	328
Additional paid-in capital	71,405	76,468
Retained earnings	347,727	332,625
Total stockholders’ equity	419,457	409,421
Total liabilities and stockholders' equity	$627,556	$631,528

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2016	2015	2016	2015

Operating revenue	$166,090	$163,588	$328,019	$324,875

Operating expenses (income):
Salaries, wages and benefits	56,196	50,964	111,026	99,772
Purchased transportation	26,187	28,083	54,222	57,587
Fuel and fuel taxes	23,930	28,281	43,560	54,757
Supplies and maintenance	10,908	10,942	21,407	21,384
Depreciation	20,368	18,311	40,415	36,138
Operating taxes and licenses	2,250	2,014	4,435	3,890
Insurance and claims	7,696	6,778	15,051	14,868
Communications and utilities	1,497	1,388	3,117	2,916
Gain on disposition of revenue equipment	(2,703)	(1,787)	(4,137)	(2,948)
Gain on disposition of facility	-	-	-	(3,712)
Other	4,985	4,453	10,022	8,751

Total operating expenses	151,314	149,427	299,118	293,403

Operating income	14,776	14,161	28,901	31,472

Other	237	6	452	21

Income before income taxes	14,539	14,155	28,449	31,451

Provision for income taxes	6,008	5,798	11,725	12,906

Net income	$8,531	$8,357	$16,724	$18,545

Basic earnings per common share	$0.26	$0.25	$0.52	$0.55

Diluted earnings per common share	$0.26	$0.25	$0.51	$0.55

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2014	33,419	$334	$87,370	$300,222	$387,926
Net income	-	-	-	18,545	18,545
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	200	2	2,301	-	2,303
Tax benefits from share-based payment arrangement exercises	-	-	448	-	448
Share-based payment arrangement compensation expense	-	-	856	-	856
Dividends on common stock	-	-	-	(1,678)	(1,678)
Balance at June 30, 2015	33,619	336	90,975	317,089	408,400
Net income	-	-	-	17,200	17,200
Repurchase and retirement of common stock	(941)	(9)	(16,166)	-	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	82	1	1,186	-	1,187
Tax deficiencies from share-based payment arrangement exercises	-	-	(75)	-	(75)
Share-based payment arrangement compensation expense	-	-	548	-	548
Dividends on common stock	-	-	-	(1,664)	(1,664)
Balance at December 31, 2015	32,760	328	76,468	332,625	409,421
Net income	-	-	-	16,724	16,724
Repurchase and retirement of common stock	(456)	(5)	(7,508)	-	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	162	2	2,052	-	2,054
Tax deficiencies from share-based payment arrangement exercises	-	-	(148)	-	(148)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	668	-	668
Dividends on common stock	-	-	-	(1,622)	(1,622)
Balance at June 30, 2016	32,466	$325	$71,405	$347,727	$419,457

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Operations:
Net income	$16,724	$18,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,415	36,138
Gain on disposition of revenue equipment	(4,137)	(2,948)
Gain on disposition of facility	-	(3,712)
Deferred income taxes	6,830	4,612
Tax (deficiencies) benefits from share-based payment arrangement exercises	(148)	448
Excess tax benefits from share-based payment arrangement exercises	(30)	(428)
Share-based payment arrangement compensation expense	668	856
Equity in loss from affiliate	325	143
Changes in other current operating items:
Receivables	12,256	11,536
Prepaid expenses and other	1,012	948
Accounts payable and accrued liabilities	5,041	5,991
Insurance and claims accruals	1,165	(353)
Net cash provided by operating activities	80,121	71,776

Cash flows used for investing activities:
Revenue equipment additions	(66,009)	(68,524)
Proceeds from revenue equipment dispositions	29,112	28,867
Buildings and land, office equipment and other additions	(2,764)	(8,280)
Proceeds from buildings and land, office equipment and other dispositions	7	4,625
Other	(24)	(23)
Net cash used for investing activities	(39,678)	(43,335)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	76,044	13,444
Repayment of borrowings under credit facility and long-term debt	(109,535)	(37,817)
Repurchase and retirement of common stock	(7,513)	-
Dividends on common stock	(1,622)	(1,678)
Issuance of common stock from share-based payment arrangement exercises	2,054	2,303
Excess tax benefits from share-based payment arrangement exercises	30	428
Employee taxes paid in exchange for shares withheld	(127)	-
Change in checks issued in excess of cash balances	-	(745)
Net cash used for financing activities	(40,669)	(24,065)

Net change in cash and cash equivalents	(226)	4,376

Cash and cash equivalents:
Beginning of period	434	123
End of period	$208	$4,499

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$6,532	$30,210

Supplemental disclosure of cash flow information:
Cash (received) paid for:
Income taxes	$(3,631)	$(7,440)
Interest	$127	$53

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$8,531	$8,357	$16,724	$18,545
Denominator:
Basic earnings per common share - weighted-average shares	32,441	33,582	32,448	33,521
Effect of dilutive stock options	192	271	186	281
Diluted earnings per common share - weighted-average shares and assumed conversions	32,633	33,853	32,634	33,802

Basic earnings per common share	$0.26	$0.25	$0.52	$0.55
Diluted earnings per common share	$0.26	$0.25	$0.51	$0.55

              Options totaling 321,200 and 337,400 equivalent shares for the three-month and six-month periods ended June 30, 2016, and 224,000 and 307,000 equivalent shares for three-month and six-month periods ended June 30, 2015, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 58,367 equivalent shares for each of the three-month and six-month periods ended June 30, 2016, and 71,751 equivalent shares for each of the three-month and six-month periods ended June 30, 2015, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

 (3) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million, and on April 25, 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. At June 30, 2016, there was an outstanding principal balance of $4.4 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $14.4 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.15% at June 30, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2016 and December 31, 2015.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $182,000 in the first six months of 2016 and $203,000 in the first six months of 2015 for fuel, tires and related services. In addition, we paid $928,000 in the first six months of 2016 and $628,000 in the first six months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second quarter of 2016.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first two quarters of 2016 and 2015. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender.

(7)     Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first six months of 2016, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2016 and 2015 was $668,000 and $856,000, respectively. See Note 13 to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a detailed description of stock-based awards.

(8)     Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $966,000 and $3.7 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, we also had a trade receivable in the amount of $52,000 from MWL and an accrued liability of $3.8 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(10) Commitments and Contingencies

We are committed to purchase $84.9 million of new revenue equipment in the remainder of 2016; building construction expenditures of $123,000 in the remainder of 2016; and operating lease obligation expenditures totaling $281,000 through 2018.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,103	$88,822	$168,045	$175,633
Truckload fuel surcharge revenue	8,933	13,929	16,045	28,519
Total Truckload revenue	94,036	102,751	184,090	204,152

Dedicated revenue, net of fuel surcharge revenue	36,654	22,601	72,164	42,464
Dedicated fuel surcharge revenue	2,621	2,803	4,208	5,394
Total Dedicated revenue	39,275	25,404	76,372	47,858

Intermodal revenue, net of fuel surcharge revenue	16,118	16,101	31,972	33,120
Intermodal fuel surcharge revenue	1,664	2,945	3,011	6,318
Total Intermodal revenue	17,782	19,046	34,983	39,438

Brokerage revenue	14,997	16,387	32,574	33,427

Total operating revenue	$166,090	$163,588	$328,019	$324,875

Operating income:
Truckload	$6,951	$9,808	$13,891	$19,410
Dedicated	5,134	2,563	9,458	4,567
Intermodal	1,822	969	3,751	2,220
Brokerage	869	821	1,801	1,563
Total operating income before gain on disposition of facility	14,776	14,161	28,901	27,760
Gain on disposition of facility	-	-	-	3,712
Total operating income	$14,776	$14,161	$28,901	$31,472

             Truckload segment depreciation expense was $13.9 million and $13.5 million, Dedicated segment depreciation expense was $5.1 million and $3.2 million, Intermodal segment depreciation expense was $987,000 and $1.4 million, and Brokerage segment depreciation expense was $376,000 and $289,000, in the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Truckload segment depreciation expense was $27.6 million and $26.7 million, Dedicated segment depreciation expense was $10.0 million and $6.0 million, Intermodal segment depreciation expense was $1.9 million and $2.9 million, and Brokerage segment depreciation expense was $857,000 and $559,000, in the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

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

Our operating revenue increased $3.1 million, or 1.0%, in the first six months of 2016, despite a 42.2% decrease in fuel surcharge revenue to $23.3 million from $40.2 million in the first six months of 2015 due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $21.4 million, or 7.6%, compared with the first six months of 2015. Truckload segment revenue, net of fuel surcharges, decreased 4.3% from the first six months of 2015 primarily due to a decrease in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 69.9% primarily due to an increase in our average fleet size of 72.5% from the first six months of 2015. Intermodal segment revenue, net of both fuel surcharges and revenue from our discontinued dry container service, increased 0.5% from the first six months of 2015. Brokerage segment revenue decreased 2.6% in the first six months of 2016 due to a decrease in revenue per load, primarily caused by lower fuel surcharges.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and subsequent depreciation of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, along with any increases in fleet size. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue which is payable to the providers of the transportation services we arrange. This expense is included within purchased transportation in our consolidated condensed statements of operations.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.2% in the first six months of 2016 from 90.3% in the first six months of 2015. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.5% in the first six months of 2016. Our operating ratio for the first six months of 2015, net of both the facility disposition gain of $3.7 million and fuel surcharges, was 90.2%. Our net income was $16.7 million, or $0.51 per diluted share, in the first six months of 2016 and $18.5 million, or $0.55 per diluted share, in the first six months of 2015. Net income in the first six months of 2016 improved 2.2% over earnings of $16.4 million, or $0.48 per diluted share, in the first six months of 2015 excluding the facility disposition gain, due to increased operating income in our Dedicated, Intermodal and Brokerage segments, partially offset by decreased operating income in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2016, we had $208,000 of cash and cash equivalents, $4.4 million of long-term debt outstanding and $419.5 million in stockholders’ equity. In the first six months of 2016, net cash flows provided by operating activities of $80.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $36.9 million, to repay $33.5 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $2.0 million, and to pay cash dividends of $1.6 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $80 million for the remainder 2016. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Truckload Segment:
Revenue (in thousands)	$94,036	$102,751	$184,090	$204,152
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,444	$3,623	$3,405	$3,615
Average tractors(1)	1,901	1,886	1,898	1,879
Average miles per trip	625	679	634	692
Total miles (in thousands)	46,290	47,829	90,761	95,359

Dedicated Segment:
Revenue (in thousands)	$39,275	$25,404	$76,372	$47,858
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,431	$3,493	$3,403	$3,469
Average tractors(1)	822	498	816	473
Average miles per trip	302	368	308	371
Total miles (in thousands)	18,951	12,274	37,472	23,349

Intermodal Segment:
Revenue (in thousands)	$17,782	$19,046	$34,983	$39,438
Loads	8,755	8,867	17,451	18,234
Average tractors	77	91	77	94

Brokerage Segment:
Revenue (in thousands)	$14,997	$16,387	$32,574	$33,427
Loads	11,428	10,774	24,379	21,624

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 77 and 58 tractors as of June 30, 2016 and 2015, respectively.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,103	$88,822	$(3,719)	(4.2)%
Truckload fuel surcharge revenue	8,933	13,929	(4,996)	(35.9)
Total Truckload revenue	94,036	102,751	(8,715)	(8.5)

Dedicated revenue, net of fuel surcharge revenue	36,654	22,601	14,053	62.2
Dedicated fuel surcharge revenue	2,621	2,803	(182)	(6.5)
Total Dedicated revenue	39,275	25,404	13,871	54.6

Intermodal revenue, net of fuel surcharge revenue	16,118	16,101	17	0.1
Intermodal fuel surcharge revenue	1,664	2,945	(1,281)	(43.5)
Total Intermodal revenue	17,782	19,046	(1,264)	(6.6)

Brokerage revenue	14,997	16,387	(1,390)	(8.5)

Total operating revenue	$166,090	$163,588	$2,502	1.5%

Operating income:
Truckload	$6,951	$9,808	$(2,857)	(29.1)%
Dedicated	5,134	2,563	2,571	100.3
Intermodal	1,822	969	853	88.0
Brokerage	869	821	48	5.8
Total operating income	$14,776	$14,161	$615	4.3%

Operating ratio(1):
Truckload	92.6%	90.5%
Dedicated	86.9	89.9
Intermodal	89.8	94.9
Brokerage	94.2	95.0
Consolidated operating ratio	91.1%	91.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $2.5 million, or 1.5%, to $166.1 million in the 2016 period from $163.6 million in the 2015 period, despite a 32.8% decrease in fuel surcharge revenue to $13.2 million from $19.7 million in the 2015 period due to lower fuel prices. Our operating revenue, net of fuel surcharges, increased $9.0 million, or 6.2%, to $152.9 million in the 2016 period from $143.9 million in the 2015 period. This increase was due to a $14.1 million increase in Dedicated revenue, net of fuel surcharges, and a $17,000 increase in Intermodal revenue, net of fuel surcharges, partially offset by a $3.7 million decrease in Truckload revenue, net of fuel surcharges, and a $1.4 million decrease in Brokerage revenue.

Truckload segment revenue decreased $8.7 million, or 8.5%, to $94.0 million in the 2016 period from $102.8 million in the 2015 period. Truckload segment revenue, net of fuel surcharges, decreased $3.7 million, or 4.2%, to $85.1 million in the 2016 period from $88.8 million in the 2015 period, primarily due to a decrease in our average revenue per tractor. The increase in the operating ratio in the 2016 period was primarily due to a decrease in our average revenue per tractor within a continued soft freight market.

Dedicated segment revenue increased $13.9 million, or 54.6%, to $39.3 million in the 2016 period from $25.4 million in the 2015 period. Dedicated segment revenue, net of fuel surcharges, increased 62.2% primarily due to an increase in our average fleet size of 65.1% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in the 2016 period, in spite of a decrease in the average revenue per tractor, was achieved by an improvement in supplies and maintenance expense along with other cost control measures.

Intermodal segment revenue decreased $1.3 million, or 6.6%, to $17.8 million in the 2016 period from $19.0 million in the 2015 period. Intermodal segment revenue, net of fuel surcharges, increased $17,000, or 0.1%, from the 2015 period. The improvement in the operating ratio in the 2016 period was primarily due to decreases in salaries, wages and benefits and depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue decreased $1.4 million, or 8.5%, to $15.0 million in the 2016 period from $16.4 million in the 2015 period, due to a decrease in revenue per load, primarily caused by lower fuel surcharges. The improvement in the operating ratio in the 2016 period was primarily driven by a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$2,502	1.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,232	10.3	33.8	31.2
Purchased transportation	(1,896)	(6.8)	15.8	17.2
Fuel and fuel taxes	(4,351)	(15.4)	14.4	17.3
Supplies and maintenance	(34)	(0.3)	6.6	6.7
Depreciation	2,057	11.2	12.3	11.2
Operating taxes and licenses	236	11.7	1.4	1.2
Insurance and claims	918	13.5	4.6	4.1
Communications and utilities	109	7.9	0.9	0.8
Gain on disposition of revenue equipment	(916)	(51.3)	(1.6)	(1.1)
Other	532	11.9	3.0	2.7
Total operating expenses	1,887	1.3	91.1	91.3
Operating income	615	4.3	8.9	8.7
Other	231	3,850.0	0.1	-
Income before income taxes	384	2.7	8.8	8.7
Provision for income taxes	210	3.6	3.6	3.5
Net income	$174	2.1%	5.1%	5.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2015 period resulted primarily from an 8.0% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers, along with an increase in employees’ health insurance expense of $993,000 due to an increase in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $1.9 million in total, or 6.8%, in the 2016 period from the 2015 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $1.5 million to $12.4 million in the 2016 period from $13.9 million in the 2015 period, primarily due to a decrease in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $873,000 to $11.3 million in the 2016 period from $12.1 million in the 2015 period, primarily due to decreased fuel surcharges paid to railroads within our temperature-controlled intermodal trailer service. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $479,000 in the 2016 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $4.4 million in the 2016 period from the 2015 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.3 million, or 11.5%, to $12.2 million in the 2016 period from $10.9 million in the 2015 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.5 million from $2.3 million in the 2015 period. Despite a decrease in the DOE national average cost of fuel to $2.30 per gallon from $2.85 per gallon in the 2015 period, net fuel expense increased to 8.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.6% in the 2015 period. The net fuel expense to revenue was lower in the 2015 period due to our discount from retail being larger in this period as a result of level fuel prices during the quarter, compared with increasing fuel prices in the 2016 period. The discount from retail typically increases when prices decrease and decreases when prices increase. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $918,000 increase in insurance and claims in the 2016 period was primarily due to increases in self-insured auto liability claims and workers’ compensation accident claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $2.7 million in the 2016 period from $1.8 million in the 2015 period primarily due to an increase in both the average gain per tractor and in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.1% in the 2016 period and 91.3% in the 2015 period. The operating ratio for our Truckload segment was 92.6% in the 2016 period and 90.5% in the 2015 period, for our Dedicated segment was 86.9% in the 2016 period and 89.9% in the 2015 period, for our Intermodal segment was 89.8% in the 2016 period and 94.9% in the 2015 period, and for our Brokerage segment was 94.2% in the 2016 period and 95.0% in the 2015 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.3% in the 2016 period and 90.2% in the 2015 period.

Our effective income tax rate increased slightly to 41.3% in the 2016 period from 41.0% in the 2015 period.

As a result of the factors described above, net income increased to $8.5 million in the 2016 period from $8.4 million in the 2015 period. Net earnings per diluted share increased to $0.26 in the 2016 period from $0.25 in the 2015 period.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$168,045	$175,633	$(7,588)	(4.3)%
Truckload fuel surcharge revenue	16,045	28,519	(12,474)	(43.7)
Total Truckload revenue	184,090	204,152	(20,062)	(9.8)

Dedicated revenue, net of fuel surcharge revenue	72,164	42,464	29,700	69.9
Dedicated fuel surcharge revenue	4,208	5,394	(1,186)	(22.0)
Total Dedicated revenue	76,372	47,858	28,514	59.6

Intermodal revenue, net of fuel surcharge revenue	31,972	33,120	(1,148)	(3.5)
Intermodal fuel surcharge revenue	3,011	6,318	(3,307)	(52.3)
Total Intermodal revenue	34,983	39,438	(4,455)	(11.3)

Brokerage revenue	32,574	33,427	(853)	(2.6)

Total operating revenue	$328,019	$324,875	$3,144	1.0%

Operating income:
Truckload	$13,891	$19,410	$(5,519)	(28.4)%
Dedicated	9,458	4,567	4,891	107.1
Intermodal	3,751	2,220	1,531	69.0
Brokerage	1,801	1,563	238	15.2
Total operating income before gain on disposition of facility	28,901	27,760	1,141	4.1
Gain on disposition of facility	-	3,712	(3,712)	(100.0)
Total operating income	$28,901	$31,472	$(2,571)	(8.2)%

Operating ratio(1):
Truckload	92.5%	90.5%
Dedicated	87.6	90.5
Intermodal	89.3	94.4
Brokerage	94.5	95.3
Consolidated operating ratio before gain on disposition of facility	91.2%	91.5%
Consolidated operating ratio	91.2%	90.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $3.1 million, or 1.0%, to $328.0 million in the 2016 period from $324.9 million in the 2015 period, despite a 42.2% decrease in fuel surcharge revenue to $23.3 million from $40.2 million in the 2015 period due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $21.4 million, or 7.6%, to $304.8 million in the 2016 period from $283.3 million in the 2015 period. This increase was due to a $29.7 million increase in Dedicated revenue, net of fuel surcharges, and a $172,000 increase in Intermodal revenue, net of both fuel surcharges and the discontinued dry container service, partially offset by a $7.6 million decrease in Truckload revenue, net of fuel surcharges, and an $853,000 decrease in Brokerage revenue.

Truckload segment revenue decreased $20.1 million, or 9.8%, to $184.1 million in the 2016 period from $204.2 million in the 2015 period. Truckload segment revenue, net of fuel surcharges, decreased $7.6 million, or 4.3%, to $168.0 million in the 2016 period from $175.6 million in the 2015 period, primarily due to a decrease in our average revenue per tractor. The increase in the operating ratio in the 2016 period was primarily due to a decrease in our average revenue per tractor within a continued soft freight market.

Dedicated segment revenue increased $28.5 million, or 59.6%, to $76.4 million in the 2016 period from $47.9 million in the 2015 period. Dedicated segment revenue, net of fuel surcharges, increased 69.9% primarily due to an increase in our average fleet size of 72.5% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in the 2016 period, in spite of a decrease in the average revenue per tractor, was achieved by an improvement in supplies and maintenance expense along with other cost control measures.

Intermodal segment revenue decreased $4.5 million, or 11.3%, to $35.0 million in the 2016 period from $39.4 million in the 2015 period. Intermodal segment revenue, net of both fuel surcharges and $1.3 million of revenue from our discontinued dry container service, increased $172,000, or 0.5%, from the 2015 period. The improvement in the operating ratio in the 2016 period was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and decreases in salaries, wages and benefits and depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue decreased $853,000, or 2.6%, to $32.6 million in the 2016 period from $33.4 million in the 2015 period, due to a decrease in revenue per load, primarily caused by lower fuel surcharges. The improvement in the operating ratio in the 2016 period was primarily driven by a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$3,144	1.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	11,254	11.3	33.8	30.7
Purchased transportation	(3,365)	(5.8)	16.5	17.7
Fuel and fuel taxes	(11,197)	(20.4)	13.3	16.9
Supplies and maintenance	23	0.1	6.5	6.6
Depreciation	4,277	11.8	12.3	11.1
Operating taxes and licenses	545	14.0	1.4	1.2
Insurance and claims	183	1.2	4.6	4.6
Communications and utilities	201	6.9	1.0	0.9
Gain on disposition of revenue equipment	(1,189)	(40.3)	(1.3)	(0.9)
Gain on disposition of facility	3,712	(100.0)	-	(1.1)
Other	1,271	14.5	3.1	2.7
Total operating expenses	5,715	1.9	91.2	90.3
Operating income	(2,571)	(8.2)	8.8	9.7
Other	431	2,052.4	0.1	-
Income before income taxes	(3,002)	(9.5)	8.7	9.7
Provision for income taxes	(1,181)	(9.2)	3.6	4.0
Net income	$(1,821)	(9.8)%	5.1%	5.7%

The increase in salaries, wages and benefits from the 2015 period resulted primarily from a 7.5% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers, along with an increase in employees’ health insurance expense of $912,000 due to an increase in our self-insured medical claims.

Purchased transportation expense decreased $3.4 million in total, or 5.8%, in the 2016 period from the 2015 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $1.5 million to $27.1 million in the 2016 period from $28.6 million in the 2015 period primarily due to a decrease in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $2.8 million to $22.3 million in the 2016 period from $25.1 million in the 2015 period. This decrease was primarily due to decreased fuel surcharges paid to railroads within our temperature-controlled intermodal trailer service, along with the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $939,000 in the 2016 period.

Fuel and fuel taxes decreased by $11.2 million in the 2016 period from the 2015 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $3.6 million, or 18.5%, to $23.0 million in the 2016 period from $19.4 million in the 2015 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.7 million from $4.9 million in the 2015 period. Despite a decrease in the DOE national average cost of fuel to $2.18 per gallon from $2.88 per gallon in the 2015 period, net fuel expense increased to 8.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 7.7% in the 2015 period. The net fuel expense to revenue was lower in the 2015 period due to our discount from retail being larger in this period as a result of the large decrease in fuel prices during the first quarter followed by level fuel prices in the second quarter, compared with level fuel prices in the first quarter of 2016 followed by increasing fuel prices in the second quarter of 2016. The discount from retail typically increases when prices decrease and decreases when prices increase. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and growth of our fleet.

Gain on disposition of revenue equipment increased to $4.1 million in the 2016 period from $2.9 million in the 2015 period due to an increase in both the average gain per tractor and in the number of tractors sold.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent $85.7 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.2% in the 2016 period from 90.3% in the 2015 period. The operating ratio for our Truckload segment was 92.5% in the 2016 period and 90.5% in the 2015 period, for our Dedicated segment was 87.6% in the 2016 period and 90.5% in the 2015 period, for our Intermodal segment was 89.3% in the 2016 period and 94.4% in the 2015 period, and for our Brokerage segment was 94.5% in the 2016 period and 95.3% in the 2015 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.5% in the 2016 period. Our operating ratio for the 2015 period, net of both the facility disposition gain and fuel surcharges, was 90.2%.

Our effective income tax rate increased slightly to 41.2% in the 2016 period from 41.0% in the 2015 period.

As a result of the factors described above, net income was $16.7 million in the 2016 period and $18.5 million in the 2015 period. Net earnings per diluted share was $0.51 in the 2016 period and $0.55 in the 2015 period. Net income in the 2016 period improved 2.2% over earnings of $16.4 million, or $0.48 per diluted share, in the 2015 period excluding the facility disposition gain.

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

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash flows provided by operating activities	$80,121	$71,776
Net cash flows used for investing activities	(39,678)	(43,335)
Net cash flows used for financing activities	(40,669)	(24,065)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. On November 4, 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second quarter of 2016.

In the first six months of 2016, net cash flows provided by operating activities of $80.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $36.9 million, to repay $33.5 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $2.0 million, and to pay cash dividends of $1.6 million. In the first six months of 2015, net cash flows provided by operating activities of $71.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $39.7 million, to repay $24.4 million of long-term debt, to partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.7 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $80 million for the remainder of 2016. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first two quarters of 2016 and 2015 totaling $1.6 million and $1.7 million, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million, and on April 25, 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. At June 30, 2016, there was an outstanding principal balance of $4.4 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $14.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2016.

The following is a summary of our contractual obligations as of June 30, 2016.

	Payments Due by Period
	Remainder	2017	2019
	of	And	And
(In thousands)	2016	2018	2020	Thereafter	Total
Purchase obligations for revenue equipment	$84,869	$—	$—	$—	$84,869
Long-term debt obligations	—	—	4,376	—	4,376
Operating lease obligations	145	133	3	—	281
Building construction obligations	123	—	—	—	123
Total	$85,137	$133	$4,379	$—	$89,649

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2016 of 90,385 shares of Company common stock with a value of $1.8 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $182,000 in the first six months of 2016 and $203,000 in the first six months of 2015 for fuel, tires and related services. In addition, we paid $928,000 in the first six months of 2016 and $628,000 in the first six months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest in BBI, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $966,000 and $3.7 million of our revenue for loads transported by our tractors and arranged by MWL in the six-month periods ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, we also had a trade receivable in the amount of $52,000 from MWL and an accrued liability of $3.8 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $11.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2016.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $265,000 as of June 30, 2016 and $305,000 as of December 31, 2015. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $537.9 million as of June 30, 2016 and $528.0 million as of December 31, 2015. Our depreciation expense was $40.4 million for the first six months of 2016 and $36.1 million for the first six months of 2015. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2016 by approximately $11.0 million, or 2.0%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $11.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.4 million as of June 30, 2016 and $16.2 million as of December 31, 2015. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2016, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.1 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

In the fourth quarter of 2015, we repurchased and retired 941,024 shares of our common stock for $16.2 million. We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second quarter of 2016.

 Item 6.           Exhibits.

Item No.	Item	Method of Filing
10.16	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2016.

10.22	2016 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report Form 8-K filed May 13, 2016.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 8, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three- and six-month periods ended June 30, 2016 and June 30, 2015, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended June 30, 2016, December 31, 2015 and June 30, 2015, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2016 and June 30, 2015, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2016	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)