Form 10-Q
period 2016-09-30
MARTEN TRANSPORT LTD
filed 2016-11-02
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 32,571,400 as of October 26, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$175	$434
Receivables:
Trade, net	69,874	70,597
Other	3,939	10,885
Prepaid expenses and other	16,715	18,134
Total current assets	90,703	100,050
Property and equipment:
Revenue equipment, buildings and land, office equipment and other	754,448	724,597
Accumulated depreciation	(202,092)	(196,588)
Net property and equipment	552,356	528,009
Other assets	2,881	3,469
Total assets	$645,940	$631,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,121	$33,641
Insurance and claims accruals	17,761	16,235
Checks issued in excess of cash balances	199	-
Total current liabilities	64,081	49,876
Long-term debt	8,549	37,867
Deferred income taxes	144,610	134,364
Total liabilities	217,240	222,107

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,571,400 shares at September 30, 2016, and 32,759,806 shares at December 31, 2015, issued and outstanding	326	328
Additional paid-in capital	73,024	76,468
Retained earnings	355,350	332,625
Total stockholders’ equity	428,700	409,421
Total liabilities and stockholders’ equity	$645,940	$631,528

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2016	2015	2016	2015

Operating revenue	$170,464	$171,346	$498,483	$496,221

Operating expenses (income):
Salaries, wages and benefits	57,090	55,129	168,116	154,901
Purchased transportation	27,775	30,756	81,997	88,343
Fuel and fuel taxes	24,845	26,556	68,405	81,313
Supplies and maintenance	11,618	11,351	33,025	32,735
Depreciation	20,790	19,331	61,205	55,469
Operating taxes and licenses	2,297	2,295	6,732	6,185
Insurance and claims	8,194	7,105	23,245	21,973
Communications and utilities	1,584	1,431	4,701	4,347
Gain on disposition of revenue equipment	(3,325)	(1,895)	(7,462)	(4,843)
Gain on disposition of facility	-	-	-	(3,712)
Other	4,727	4,933	14,749	13,684

Total operating expenses	155,595	156,992	454,713	450,395

Operating income	14,869	14,354	43,770	45,826

Other	342	126	794	147

Income before income taxes	14,527	14,228	42,976	45,679

Provision for income taxes	6,090	5,818	17,815	18,724

Net income	$8,437	$8,410	$25,161	$26,955

Basic earnings per common share	$0.26	$0.25	$0.77	$0.80

Diluted earnings per common share	$0.26	$0.25	$0.77	$0.80

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

			Additional		Total Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2014	33,419	$334	$87,370	$300,222	$387,926
Net income	-	-	-	26,955	26,955
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	204	2	2,361	-	2,363
Tax benefits from share-based payment arrangement exercises	-	-	451	-	451
Share-based payment arrangement compensation expense	-	-	1,189	-	1,189
Dividends on common stock	-	-	-	(2,518)	(2,518)
Balance at September 30, 2015	33,623	336	91,371	324,659	416,366
Net income	-	-	-	8,790	8,790
Repurchase and retirement of common stock	(941)	(9)	(16,166)	-	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	78	1	1,126	-	1,127
Tax deficiencies from share-based payment arrangement exercises	-	-	(78)	-	(78)
Share-based payment arrangement compensation expense	-	-	215	-	215
Dividends on common stock	-	-	-	(824)	(824)
Balance at December 31, 2015	32,760	328	76,468	332,625	409,421
Net income	-	-	-	25,161	25,161
Repurchase and retirement of common stock	(456)	(5)	(7,508)	-	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	267	3	3,505	-	3,508
Tax deficiencies from share-based payment arrangement exercises	-	-	(55)	-	(55)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	741	-	741
Dividends on common stock	-	-	-	(2,436)	(2,436)
Balance at September 30, 2016	32,571	$326	$73,024	$355,350	$428,700

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Operations:
Net income	$25,161	$26,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,205	55,469
Gain on disposition of revenue equipment	(7,462)	(4,843)
Gain on disposition of facility	-	(3,712)
Deferred income taxes	10,246	(383)
Tax (deficiencies) benefits from share-based payment arrangement exercises	(55)	451
Excess tax benefits from share-based payment arrangement exercises	(129)	(432)
Share-based payment arrangement compensation expense	741	1,189
Equity in loss from affiliate	621	184
Changes in other current operating items:
Receivables	8,251	15,300
Prepaid expenses and other	1,419	1,057
Accounts payable and accrued liabilities	2,617	9,353
Insurance and claims accruals	1,526	834
Net cash provided by operating activities	104,141	101,422

Cash flows used for investing activities:
Revenue equipment additions	(111,503)	(139,788)
Proceeds from revenue equipment dispositions	48,097	43,451
Buildings and land, office equipment and other additions	(5,416)	(11,784)
Proceeds from buildings and land, office equipment and other dispositions	13	4,625
Other	(33)	(30)
Net cash used for investing activities	(68,842)	(103,526)

Cash flows (used for) provided by financing activities:
Borrowings under credit facility and long-term debt	130,128	94,437
Repayment of borrowings under credit facility and long-term debt	(159,446)	(92,530)
Repurchase and retirement of common stock	(7,513)	-
Dividends on common stock	(2,436)	(2,518)
Issuance of common stock from share-based payment arrangement exercises	3,508	2,363
Excess tax benefits from share-based payment arrangement exercises	129	432
Employee taxes paid in exchange for shares withheld	(127)	-
Change in checks issued in excess of cash balances	199	(58)
Net cash (used for) provided by financing activities	(35,558)	2,126

Net change in cash and cash equivalents	(259)	22

Cash and cash equivalents:
Beginning of period	434	123
End of period	$175	$145

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$9,281	$10,237

Supplemental disclosure of cash flow information:
Cash (received) paid for:
Income taxes	$(2,595)	$(4,451)
Interest	$174	$136

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016

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

(2)  Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$8,437	$8,410	$25,161	$26,955
Denominator:
Basic earnings per common share - weighted-average shares	32,531	33,622	32,476	33,555
Effect of dilutive stock options	184	224	177	261
Diluted earnings per common share - weighted-average shares and assumed conversions	32,715	33,846	32,653	33,816

Basic earnings per common share	$0.26	$0.25	$0.77	$0.80
Diluted earnings per common share	$0.26	$0.25	$0.77	$0.80

              Options totaling 248,000 and 344,000 equivalent shares for the three-month and nine-month periods ended September 30, 2016, and 324,600 and 311,200 equivalent shares for the three-month and nine-month periods ended September 30, 2015, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 42,543 equivalent shares for each of the three-month and nine-month periods ended September 30, 2016, and 67,595 equivalent shares for each of the three-month and nine-month periods ended September 30, 2015, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million, and on April 25, 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. At September 30, 2016, there was an outstanding principal balance of $8.5 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $10.2 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.2% at September 30, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2016 and December 31, 2015.

(4)  Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $278,000 in the first nine months of 2016 and $274,000 in the first nine months of 2015 for fuel, tires and related services. In addition, we paid $1.5 million in the first nine months of 2016 and $1.1 million in the first nine months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second or third quarters of 2016. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

(6)  Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2016 and 2015. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender.

(7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first nine months of 2016, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2016 and 2015 was $741,000 and $1.2 million, respectively. See Note 13 to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a detailed description of stock-based awards.

(8)  Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We received $1.1 million and $4.5 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, we also had a trade receivable in the amount of $46,000 from MWL and an accrued liability of $3.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9)  Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

(10)  Commitments and Contingencies

We are committed to purchase $47.3 million of new revenue equipment in the remainder of 2016; building construction expenditures of $1.1 million in the remainder of 2016; and operating lease obligation expenditures totaling $191,000 through 2019.

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

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,469	$86,594	$253,514	$262,227
Truckload fuel surcharge revenue	9,726	11,777	25,771	40,296
Total Truckload revenue	95,195	98,371	279,285	302,523

Dedicated revenue, net of fuel surcharge revenue	37,669	31,477	109,833	73,941
Dedicated fuel surcharge revenue	2,967	2,937	7,175	8,331
Total Dedicated revenue	40,636	34,414	117,008	82,272

Intermodal revenue, net of fuel surcharge revenue	16,381	17,158	48,353	50,278
Intermodal fuel surcharge revenue	1,979	2,673	4,990	8,991
Total Intermodal revenue	18,360	19,831	53,343	59,269

Brokerage revenue	16,273	18,730	48,847	52,157

Total operating revenue	$170,464	$171,346	$498,483	$496,221

Operating income:
Truckload	$6,509	$8,204	$20,400	$27,614
Dedicated	5,505	3,929	14,963	8,496
Intermodal	1,645	1,152	5,396	3,372
Brokerage	1,210	1,069	3,011	2,632
Total operating income before gain on disposition of facility	14,869	14,354	43,770	42,114
Gain on disposition of facility	-	-	-	3,712
Total operating income	$14,869	$14,354	$43,770	$45,826

             Truckload segment depreciation expense was $14.1 million and $13.3 million, Dedicated segment depreciation expense was $5.2 million and $4.3 million, Intermodal segment depreciation expense was $995,000 and $1.4 million, and Brokerage segment depreciation expense was $400,000 and $295,000, in the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Truckload segment depreciation expense was $41.7 million and $40.0 million, Dedicated segment depreciation expense was $15.3 million and $10.4 million, Intermodal segment depreciation expense was $2.9 million and $4.3 million, and Brokerage segment depreciation expense was $1.3 million and $854,000, in the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

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

Overview

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada.

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

Our operating revenue increased $2.3 million, or 0.5%, in the first nine months of 2016, despite a 34.2% decrease in fuel surcharge revenue to $37.9 million from $57.6 million in the first nine months of 2015 due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $23.3 million, or 5.3%, compared with the first nine months of 2015. Truckload segment revenue, net of fuel surcharges, decreased 3.3% from the first nine months of 2015 primarily due to a decrease in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 48.5% primarily due to an increase in our average fleet size of 48.9% from the first nine months of 2015. Intermodal segment revenue, net of both fuel surcharges and revenue from our discontinued dry container service, decreased 1.2% from the first nine months of 2015 due to a decrease in volume. Brokerage segment revenue decreased 6.3% in the first nine months of 2016 due to a decrease in revenue per load, primarily caused by lower fuel surcharges.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.2% in the first nine months of 2016 from 90.8% in the first nine months of 2015. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.5% in the first nine months of 2016. Our operating ratio for the first nine months of 2015, net of both the facility disposition gain of $3.7 million and fuel surcharges, was 90.4%. Our net income was $25.2 million, or $0.77 per diluted share, in the first nine months of 2016 and $27.0 million, or $0.80 per diluted share, in the first nine months of 2015. Net income in the first nine months of 2016 improved 1.6% over earnings of $24.8 million, or $0.73 per diluted share, in the first nine months of 2015 excluding the facility disposition gain, due to increased operating income in our Dedicated, Intermodal and Brokerage segments, partially offset by decreased operating income in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2016, we had $8.5 million of long-term debt outstanding and $428.7 million in stockholders’ equity. In the first nine months of 2016, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $63.4 million, to repay $29.3 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $3.7 million, and to pay cash dividends of $2.4 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder 2016. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Truckload Segment:
Revenue (in thousands)	$95,195	$98,371	$279,285	$302,523
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,440	$3,492	$3,417	$3,573
Average tractors(1)	1,890	1,887	1,896	1,882
Average miles per trip	617	643	628	675
Total miles (in thousands)	46,734	45,811	137,495	141,170

Dedicated Segment:
Revenue (in thousands)	$40,636	$34,414	$117,008	$82,272
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,471	$3,416	$3,426	$3,446
Average tractors(1)	826	701	819	550
Average miles per trip	295	341	304	358
Total miles (in thousands)	19,035	16,533	56,507	39,882

Intermodal Segment:
Revenue (in thousands)	$18,360	$19,831	$53,343	$59,269
Loads	9,223	9,531	26,674	27,765
Average tractors	75	86	76	91

Brokerage Segment:
Revenue (in thousands)	$16,273	$18,730	$48,847	$52,157
Loads	12,416	13,208	36,795	34,832

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 72 and 64 tractors as of September 30, 2016 and 2015, respectively.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,469	$86,594	$(1,125)	(1.3)%
Truckload fuel surcharge revenue	9,726	11,777	(2,051)	(17.4)
Total Truckload revenue	95,195	98,371	(3,176)	(3.2)

Dedicated revenue, net of fuel surcharge revenue	37,669	31,477	6,192	19.7
Dedicated fuel surcharge revenue	2,967	2,937	30	1.0
Total Dedicated revenue	40,636	34,414	6,222	18.1

Intermodal revenue, net of fuel surcharge revenue	16,381	17,158	(777)	(4.5)
Intermodal fuel surcharge revenue	1,979	2,673	(694)	(26.0)
Total Intermodal revenue	18,360	19,831	(1,471)	(7.4)

Brokerage revenue	16,273	18,730	(2,457)	(13.1)

Total operating revenue	$170,464	$171,346	$(882)	(0.5)%

Operating income:
Truckload	$6,509	$8,204	$(1,695)	(20.7)%
Dedicated	5,505	3,929	1,576	40.1
Intermodal	1,645	1,152	493	42.8
Brokerage	1,210	1,069	141	13.2
Total operating income	$14,869	$14,354	$515	3.6%

Operating ratio(1):
Truckload	93.2%	91.7%
Dedicated	86.5	88.6
Intermodal	91.0	94.2
Brokerage	92.6	94.3
Consolidated operating ratio	91.3%	91.6%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue decreased $882,000, or 0.5%, to $170.5 million in the 2016 period from $171.3 million in the 2015 period, impacted by a 15.6% decrease in fuel surcharge revenue to $14.7 million from $17.4 million in the 2015 period due to lower fuel prices. Our operating revenue, net of fuel surcharges, increased $1.8 million, or 1.2%, to $155.8 million in the 2016 period from $154.0 million in the 2015 period. This increase was due to a $6.2 million increase in Dedicated revenue, net of fuel surcharges, partially offset by a $2.5 million decrease in Brokerage revenue, a $1.1 million decrease in Truckload revenue, net of fuel surcharges, and a $777,000 decrease in Intermodal revenue, net of fuel surcharges.

Truckload segment revenue decreased $3.2 million, or 3.2%, to $95.2 million in the 2016 period from $98.4 million in the 2015 period. Truckload segment revenue, net of fuel surcharges, decreased $1.1 million, or 1.3%, to $85.5 million in the 2016 period from $86.6 million in the 2015 period, primarily due to a decrease in our average revenue per tractor. The increase in the operating ratio in the 2016 period was primarily due to a decrease in our average revenue per tractor within a continued soft freight market.

Dedicated segment revenue increased $6.2 million, or 18.1%, to $40.6 million in the 2016 period from $34.4 million in the 2015 period. Dedicated segment revenue, net of fuel surcharges, increased 19.7% primarily due to an increase in our average fleet size of 17.8% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in the 2016 period was primarily due to an increase in our average revenue per tractor.

Intermodal segment revenue decreased $1.5 million, or 7.4%, to $18.4 million in the 2016 period from $19.8 million in the 2015 period. Intermodal segment revenue, net of fuel surcharges, decreased $777,000, or 4.5%, from the 2015 period due to a decrease in volume. The improvement in the operating ratio in the 2016 period was primarily due to decreases in salaries, wages and benefits and depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue decreased $2.5 million, or 13.1%, to $16.3 million in the 2016 period from $18.7 million in the 2015 period, due to a decrease in revenue per load, primarily caused by lower fuel surcharges. The improvement in the operating ratio in the 2016 period was primarily driven by a decrease in the percentage of the amounts payable to carriers for transportation services which we arranged to our Brokerage revenue.

 The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$(882)	(0.5)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,961	3.6	33.5	32.2
Purchased transportation	(2,981)	(9.7)	16.3	17.9
Fuel and fuel taxes	(1,711)	(6.4)	14.6	15.5
Supplies and maintenance	267	2.4	6.8	6.6
Depreciation	1,459	7.5	12.2	11.3
Operating taxes and licenses	2	0.1	1.3	1.3
Insurance and claims	1,089	15.3	4.8	4.1
Communications and utilities	153	10.7	0.9	0.8
Gain on disposition of revenue equipment	(1,430)	(75.5)	(2.0)	(1.1)
Other	(206)	(4.2)	2.8	2.9
Total operating expenses	(1,397)	(0.9)	91.3	91.6
Operating income	515	3.6	8.7	8.4
Other	216	171.4	0.2	0.1
Income before income taxes	299	2.1	8.5	8.3
Provision for income taxes	272	4.7	3.6	3.4
Net income	$27	0.3%	4.9%	4.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. The increase in salaries, wages and benefits from the 2015 period resulted primarily from a 5.3% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers, along with an increase in employees’ health insurance expense of $718,000 due to an increase in our self-insured medical claims, partially offset by a decrease of $715,000 in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $3.0 million in total, or 9.7%, in the 2016 period from the 2015 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $2.3 million to $13.6 million in the 2016 period from $15.8 million in the 2015 period, primarily due to a decrease in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $937,000 to $11.9 million in the 2016 period from $12.8 million in the 2015 period, primarily due to decreased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $208,000 in the 2016 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $1.7 million in the 2016 period from the 2015 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $494,000, or 4.3%, to $11.9 million in the 2016 period from $11.4 million in the 2015 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.7 million from $2.2 million in the 2015 period. Despite a decrease in the DOE national average cost of fuel to $2.38 per gallon from $2.63 per gallon in the 2015 period, net fuel expense increased to 8.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.4% in the 2015 period. The net fuel expense to revenue increased slightly in the 2016 period primarily due to a decrease in our revenue rate per mile from the 2015 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.1 million increase in insurance and claims in the 2016 period was primarily due to increases in self-insured auto liability claims and auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $3.3 million in the 2016 period from $1.9 million in the 2015 period primarily due to an increase in both the average gain per tractor and in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.3% in the 2016 period and 91.6% in the 2015 period. The operating ratio for our Truckload segment was 93.2% in the 2016 period and 91.7% in the 2015 period, for our Dedicated segment was 86.5% in the 2016 period and 88.6% in the 2015 period, for our Intermodal segment was 91.0% in the 2016 period and 94.2% in the 2015 period, and for our Brokerage segment was 92.6% in the 2016 period and 94.3% in the 2015 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.5% in the 2016 period and 90.7% in the 2015 period.

Our effective income tax rate increased to 41.9% in the 2016 period from 40.9% in the 2015 period.

As a result of the factors described above, net income was $8.4 million in each of the 2016 and 2015 periods, respectively. Net earnings per diluted share increased to $0.26 in the 2016 period from $0.25 in the 2015 period.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$253,514	$262,227	$(8,713)	(3.3)%
Truckload fuel surcharge revenue	25,771	40,296	(14,525)	(36.0)
Total Truckload revenue	279,285	302,523	(23,238)	(7.7)

Dedicated revenue, net of fuel surcharge revenue	109,833	73,941	35,892	48.5
Dedicated fuel surcharge revenue	7,175	8,331	(1,156)	(13.9)
Total Dedicated revenue	117,008	82,272	34,736	42.2

Intermodal revenue, net of fuel surcharge revenue	48,353	50,278	(1,925)	(3.8)
Intermodal fuel surcharge revenue	4,990	8,991	(4,001)	(44.5)
Total Intermodal revenue	53,343	59,269	(5,926)	(10.0)

Brokerage revenue	48,847	52,157	(3,310)	(6.3)

Total operating revenue	$498,483	$496,221	$2,262	0.5%

Operating income:
Truckload	$20,400	$27,614	$(7,214)	(26.1)%
Dedicated	14,963	8,496	6,467	76.1
Intermodal	5,396	3,372	2,024	60.0
Brokerage	3,011	2,632	379	14.4
Total operating income before gain on disposition of facility	43,770	42,114	1,656	3.9
Gain on disposition of facility	-	3,712	(3,712)	(100.0)
Total operating income	$43,770	$45,826	$(2,056)	(4.5)%

Operating ratio(1):
Truckload	92.7%	90.9%
Dedicated	87.2	89.7
Intermodal	89.9	94.3
Brokerage	93.8	95.0
Consolidated operating ratio before gain on disposition of facility	91.2%	91.5%
Consolidated operating ratio	91.2%	90.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $2.3 million, or 0.5%, to $498.5 million in the 2016 period from $496.2 million in the 2015 period, despite a 34.2% decrease in fuel surcharge revenue to $37.9 million from $57.6 million in the 2015 period due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $23.3 million, or 5.3%, to $460.5 million in the 2016 period from $437.3 million in the 2015 period. This increase was due to a $35.9 million increase in Dedicated revenue, net of fuel surcharges, partially offset by an $8.7 million decrease in Truckload revenue, net of fuel surcharges, a $3.3 million decrease in Brokerage revenue, and a $605,000 decrease in Intermodal revenue, net of both fuel surcharges and the discontinued dry container service.

Truckload segment revenue decreased $23.2 million, or 7.7%, to $279.3 million in the 2016 period from $302.5 million in the 2015 period. Truckload segment revenue, net of fuel surcharges, decreased $8.7 million, or 3.3%, to $253.5 million in the 2016 period from $262.2 million in the 2015 period, primarily due to a decrease in our average revenue per tractor. The increase in the operating ratio in the 2016 period was primarily due to a decrease in our average revenue per tractor within a continued soft freight market.

Dedicated segment revenue increased $34.7 million, or 42.2%, to $117.0 million in the 2016 period from $82.3 million in the 2015 period. Dedicated segment revenue, net of fuel surcharges, increased 48.5% primarily due to an increase in our average fleet size of 48.9% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in the 2016 period, in spite of a decrease in the average revenue per tractor, was achieved by an improvement in supplies and maintenance expense along with other cost control measures.

Intermodal segment revenue decreased $5.9 million, or 10.0%, to $53.3 million in the 2016 period from $59.3 million in the 2015 period. Intermodal segment revenue, net of both fuel surcharges and $1.3 million of revenue from our discontinued dry container service, decreased $605,000, or 1.2%, from the 2015 period due to a decrease in volume. The improvement in the operating ratio in the 2016 period was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and decreases in salaries, wages and benefits and depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue decreased $3.3 million, or 6.3%, to $48.8 million in the 2016 period from $52.2 million in the 2015 period, due to a decrease in revenue per load, primarily caused by lower fuel surcharges. The improvement in the operating ratio in the 2016 period was primarily driven by a decrease in the percentage of the amounts payable to carriers for transportation services which we arranged to our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$2,262	0.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	13,215	8.5	33.7	31.2
Purchased transportation	(6,346)	(7.2)	16.4	17.8
Fuel and fuel taxes	(12,908)	(15.9)	13.7	16.4
Supplies and maintenance	290	0.9	6.6	6.6
Depreciation	5,736	10.3	12.3	11.2
Operating taxes and licenses	547	8.8	1.4	1.2
Insurance and claims	1,272	5.8	4.7	4.4
Communications and utilities	354	8.1	0.9	0.9
Gain on disposition of revenue equipment	(2,619)	(54.1)	(1.5)	(1.0)
Gain on disposition of facility	3,712	(100.0)	-	(0.7)
Other	1,065	7.8	3.0	2.8
Total operating expenses	4,318	1.0	91.2	90.8
Operating income	(2,056)	(4.5)	8.8	9.2
Other	647	440.1	0.2	-
Income before income taxes	(2,703)	(5.9)	8.6	9.2
Provision for income taxes	(909)	(4.9)	3.6	3.8
Net income	$(1,794)	(6.7)%	5.0%	5.4%

The increase in salaries, wages and benefits from the 2015 period resulted primarily from a 6.8% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers, along with an increase in employees’ health insurance expense of $1.6 million due to an increase in our self-insured medical claims, partially offset by a decrease of $1.0 million in bonus compensation expense for our non-driver employees.

Purchased transportation expense decreased $6.3 million in total, or 7.2%, in the 2016 period from the 2015 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $3.7 million to $40.6 million in the 2016 period from $44.4 million in the 2015 period primarily due to a decrease in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.7 million to $34.2 million in the 2016 period from $37.9 million in the 2015 period. This decrease was primarily due to decreased revenue within our temperature-controlled intermodal trailer service, along with the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.1 million in the 2016 period.

Fuel and fuel taxes decreased by $12.9 million in the 2016 period from the 2015 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $4.1 million, or 13.2%, to $34.9 million in the 2016 period from $30.8 million in the 2015 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $4.4 million from $7.1 million in the 2015 period. Despite a decrease in the DOE national average cost of fuel to $2.25 per gallon from $2.80 per gallon in the 2015 period, net fuel expense increased to 8.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.0% in the 2015 period. The net fuel expense to revenue was lower in the 2015 period primarily due to our discount from retail being larger in this period as the result of a significant decrease in fuel prices during the first quarter, compared with level fuel prices in the first quarter of 2016. The discount from retail typically increases when prices decrease. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and growth of our fleet.

The $1.3 million increase in insurance and claims in the 2016 period was primarily due to increases in self-insured auto liability claims and auto liability insurance premiums.

Gain on disposition of revenue equipment increased to $7.5 million in the 2016 period from $4.8 million in the 2015 period primarily due to an increase in both the average gain per tractor and in the number of tractors sold.

Gain on disposition of facility was $3.7 million in the 2015 period. The disposition of the facility, located in Ontario, CA, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent $87.3 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.2% in the 2016 period from 90.8% in the 2015 period. The operating ratio for our Truckload segment was 92.7% in the 2016 period and 90.9% in the 2015 period, for our Dedicated segment was 87.2% in the 2016 period and 89.7% in the 2015 period, for our Intermodal segment was 89.9% in the 2016 period and 94.3% in the 2015 period, and for our Brokerage segment was 93.8% in the 2016 period and 95.0% in the 2015 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.5% in the 2016 period. Our operating ratio for the 2015 period, net of both the facility disposition gain and fuel surcharges, was 90.4%.

The increase in other non-operating expense was primarily due to increased losses in the 2016 period by MWL, a 45% owned affiliate.

Our effective income tax rate increased to 41.5% in the 2016 period from 41.0% in the 2015 period.

As a result of the factors described above, net income was $25.2 million in the 2016 period and $27.0 million in the 2015 period. Net earnings per diluted share was $0.77 in the 2016 period and $0.80 in the 2015 period. Net income in the 2016 period improved 1.6% over earnings of $24.8 million, or $0.73 per diluted share, in the 2015 period excluding the facility disposition gain.

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

The table below reflects our net cash flows provided by operating activities, net cash flows (used for) investing activities and net cash flows (used for) provided by financing activities for the periods indicated.

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash flows provided by operating activities	$104,141	$101,422
Net cash flows (used for) investing activities	(68,842)	(103,526)
Net cash flows (used for) provided by financing activities	(35,558)	2,126

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

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second or third quarters of 2016. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

In the first nine months of 2016, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $63.4 million, to repay $29.3 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $3.7 million, and to pay cash dividends of $2.4 million. In the first nine months of 2015, net cash flows provided by operating activities of $101.4 million and borrowings under our credit facility of $1.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $96.3 million, to partially construct regional operating facilities in the amount of $7.7 million, and to pay cash dividends of $2.5 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $40 million for the remainder of 2016. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three quarters of 2016 and 2015 totaling $2.4 million and $2.5 million, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million, and on April 25, 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. At September 30, 2016, there was an outstanding principal balance of $8.5 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $10.2 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2016.

The following is a summary of our contractual obligations as of September 30, 2016.

	Payments Due by Period
	Remainder	2017	2019
	of	And	And
(In thousands)	2016	2018	2020	Thereafter	Total
Purchase obligations for revenue equipment	$47,348	$—	$—	$—	$47,348
Long-term debt obligations	—	—	8,549	—	8,549
Operating lease obligations	55	133	3	—	191
Building construction obligations	1,066	—	—	—	1,066
Total	$48,469	$133	$8,552	$—	$57,154

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2016 of 90,494 shares of Company common stock with a value of $1.9 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $278,000 in the first nine months of 2016 and $274,000 in the first nine months of 2015 for fuel, tires and related services. In addition, we paid $1.5 million in the first nine months of 2016 and $1.1 million in the first nine months of 2015 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest in BBI, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $1.1 million and $4.5 million of our revenue for loads transported by our tractors and arranged by MWL in the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, we also had a trade receivable in the amount of $46,000 from MWL and an accrued liability of $3.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $11.2 million and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2016.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $265,000 as of September 30, 2016 and $305,000 as of December 31, 2015. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $552.4 million as of September 30, 2016 and $528.0 million as of December 31, 2015. Our depreciation expense was $61.2 million for the first nine months of 2016 and $55.5 million for the first nine months of 2015. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2016 by approximately $10.7 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $11.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $17.8 million as of September 30, 2016 and $16.2 million as of December 31, 2015. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2016, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.3 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the second or third quarters of 2016. In the fourth quarter of 2015, we repurchased and retired 941,024 shares of our common stock for $16.2 million.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three- and nine-month periods ended September 30, 2016 and September 30, 2015, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2016 and September 30, 2015, and for the three-month period ended December 31, 2015, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2016 and September 30, 2015, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 2, 2016	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2016	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)