Form 10-K
period 2016-12-31
MARTEN TRANSPORT LTD
filed 2017-03-15
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $495,512,000.

As of February 28, 2017, 32,649,665 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 9, 2017, or 2017 Proxy Statement.

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

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight. In 2016, we generated $671.1 million in operating revenue, which consists of revenue from our Truckload, Dedicated, Intermodal and Brokerage operations. Approximately 67% of our Truckload and Dedicated revenue resulted from hauling temperature-sensitive products and 33% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2016, our average length of haul was 476 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,785 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

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

Our Brokerage segment develops contractual relationships with and arranges for third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico through Marten Transport Logistics, LLC, which was established in 2007 and operates pursuant to brokerage authority granted by the DOT. We retain the billing, collection and customer management responsibilities.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. Our emphasis in marketing is directed to the temperature-sensitive market, which is generally service-sensitive, as opposed to being solely price competitive. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2016, our largest customer was Wal-Mart.

Our marketing efforts are conducted by a staff of 212 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We employ technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

●

Terrestrial and satellite-based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download operating information such as fuel mileage and idling time for the tractor engines and temperature setting and run time for the temperature-control units on our trailers.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 6.8% during 2016, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2016, our top 30 customers accounted for approximately 63% of our revenue, and our top ten customers accounted for 44% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue, and our top ten customers accounted for 52% of our revenue. Each of our top ten customers has been a significant customer of ours for the last ten years. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. As of December 31, 2016, 137 of our drivers have driven more than one million miles for us without a preventable accident, while 43 of our drivers have driven more than two million miles and 13 have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2016, we had 3,622 employees. This total consists of 2,762 drivers, 311 mechanics and maintenance personnel, and 549 support personnel, which includes management and administration. As of that date, we also contracted with 68 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2016, we operated a fleet of 2,785 tractors, including 2,717 company-owned tractors and 68 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2016 was approximately 1.4 years. In 2016, we replaced our company-owned tractors within an average of 4.2 years after purchase.

Freightliner and Kenworth manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy, and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value, and we therefore could incur losses upon disposition if resale values of used tractors decline.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2016, all of the company-owned tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.4% at each of December 31, 2016 and December 31, 2015, and 2.1% as of December 31, 2014.

As of December 31, 2016, we operated a fleet of 4,854 trailers, consisting of 3,933 refrigerated trailers and 921 dry trailers. Most of our trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2016 was approximately 2.7 years. In 2016, we replaced our company-owned trailers within an average of 5.3 years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $11.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense has increased. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2016, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule is expected after 2017.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in each of December 2014, December 2015 and December 2016 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review is expected to take place in 2017 or 2018.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2016, all of the company-owned tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

In January 2011, the Food Safety Modernization Act, or FSMA, was signed into law and has given the United States Food and Drug Administration, or FDA, new authority to regulate food safety from the farms to consumers, including shippers, carriers, loaders and receivers involved in the sanitary transportation of food. We are prepared for the requirements of the FSMA, which are effective April 6, 2017, with our state-of-the-art equipment, monitoring systems, orientation training program and recordkeeping and retention procedures.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2014 through 2016.

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

Increased prices and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer. We have experienced higher prices for new tractors and trailers over the past few years, primarily as a result of higher commodity prices and government regulations applicable to newly manufactured tractors and trailers. We expect to continue to pay increased prices for revenue equipment for the foreseeable future. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. As of December 31, 2016, all of the company-owned tractors in our fleet have tractor engines which were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2016, our top 30 customers, based on revenue, accounted for approximately 63% of our revenue; our top ten customers accounted for approximately 44% of our revenue; our top five customers accounted for approximately 34% of our revenue; our top two customers accounted for approximately 25% of our revenue; and our largest customer accounted for approximately 17% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense has increased. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule is expected after 2017.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in each of December 2014, December 2015 and December 2016 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review is expected to take place in 2017 or 2018.

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

In January 2011, the Food Safety Modernization Act, or FSMA, was signed into law and has given the United States Food and Drug Administration, or FDA, new authority to regulate food safety from the farms to consumers, including shippers, carriers, loaders and receivers involved in the sanitary transportation of food. We are prepared for the requirements of the FSMA, which are effective April 6, 2017, with our state-of-the-art equipment, monitoring systems, orientation training program and recordkeeping and retention procedures.

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

If demand declines for our used revenue equipment, it could result in decreased equipment sales, resale values, and gains on sales of assets. The market for used revenue equipment is subject to a number of factors, including fluctuations in demand and prices. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase our tractors or guarantee a residual value. As such, we are sensitive to changes in used equipment prices and demand, especially with respect to tractors. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our gains on sales of assets.

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

Company Locations	Owned or Leased	Office	Maintenance
Mondovi, Wisconsin	Owned	X	X
Phoenix, Arizona	Owned	X	X
Jurupa Valley, California	Owned		X
Tampa, Florida	Owned	X	X
Atlanta, Georgia	Owned	X	X
Indianapolis, Indiana	Owned	X	X
Kansas City, Kansas	Owned	X	X
Portland, Oregon	Owned	X	X
Memphis, Tennessee	Owned	X	X
Desoto, Texas	Owned	X	X
Laredo, Texas	Owned	X	X
Colonial Heights, Virginia	Owned	X	X
Otay Mesa, California	Leased	X
Carlisle, Pennsylvania	Leased	X	X
McAllen, Texas	Leased	X

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 28, 2017, are as follows:

Name	Age	Position
Randolph L. Marten	64	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	69	President

Timothy P. Nash	65	Executive Vice President of Sales and Marketing

James J. Hinnendael	53	Executive Vice President and Chief Financial Officer

John H. Turner	55	Senior Vice President of Sales

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

	Common Stock Price
	High	Low
Year ended December 31, 2016
Fourth Quarter	$26.95	$16.00
Third Quarter	22.27	16.97
Second Quarter	20.62	15.89
First Quarter	19.02	13.88

Year ended December 31, 2015
Fourth Quarter	$18.54	$14.50
Third Quarter	22.87	9.03
Second Quarter	24.88	10.30
First Quarter	23.77	16.52

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On February 28, 2017, we had 141 record stockholders, and approximately 7,509 beneficial stockholders of our common stock.

Dividend Policy

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2016, 2015 and 2014, and totaled $3.3 million in each of the three years respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender.

Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2011, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
FOR THE YEAR
Operating revenue	$671,144	$664,994	$672,929	$659,214	$638,456
Operating income	58,303	61,063	51,006	51,995	45,853
Net income	33,464	35,745	29,834	30,147	27,267
Operating ratio(1)	91.3%	90.8%	92.4%	92.1%	92.8%

PER-SHARE DATA(2)
Basic earnings per common share	$1.03	$1.07	$0.89	$0.91	$0.82
Diluted earnings per common share	1.02	1.06	0.89	0.90	0.82
Dividends declared per common share	0.10	0.10	0.10	0.083	0.563
Book value	13.40	12.50	11.61	10.78	10.01

AT YEAR END
Total assets(3)	$653,748	$631,528	$576,461	$522,387	$487,468
Long-term debt	7,886	37,867	24,373	—	2,726
Stockholders’ equity	437,338	409,421	387,926	359,137	331,923

(1)	Represents operating expenses as a percentage of operating revenue.

(2)	The amounts for December 31, 2012 have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on June 14, 2013.

(3)

The amounts for December 31, 2012 through 2014 have been restated to reflect the reclassification of current deferred income tax assets to be consistent with the current presentation upon adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Income Taxes” effective December 31, 2015.

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

Our Brokerage segment develops contractual relationships with and arranges for third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico through Marten Transport Logistics, LLC, which was established in 2007 and operates pursuant to brokerage authority granted by the DOT. We retain the billing, collection and customer management responsibilities. The main factors that affect our Brokerage revenue are the rate per mile and other charges that we receive from our customers.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market, a contracting driver market, severe weather conditions and specific customer demand.

Our operating revenue increased $6.2 million, or 0.9%, in 2016, despite a 26.4% decrease in fuel surcharge revenue to $53.2 million from $72.3 million in 2015 due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $26.6 million, or 4.5%, compared with 2015. Truckload segment revenue, net of fuel surcharges, decreased 2.3% from 2015 primarily due to a decrease in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 37.1% primarily due to an increase in our average fleet size of 36.7% from 2015. Intermodal segment revenue, net of both fuel surcharges and revenue from our discontinued dry container service, decreased $49,000 from 2015 due to a decrease in volume. Brokerage segment revenue decreased 7.0% in 2016 due to a decrease in revenue per load, primarily caused by lower fuel surcharges.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and subsequent depreciation of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, along with any increases in fleet size. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue which is payable to the providers of the transportation services we arrange. This expense is included within purchased transportation in our consolidated statements of operations.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.3% in 2016 from 90.8% in 2015. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.6% in 2016. Our operating ratio for 2015, net of both the facility disposition gain of $4.1 million and fuel surcharges, was 90.4%. Our net income was $33.5 million, or $1.02 per diluted share, in 2016 and $35.7 million, or $1.06 per diluted share, in 2015. Net income in 2016 improved 0.4% over earnings of $33.3 million, or $0.99 per diluted share, in 2015 excluding the facility disposition gain, due to increased operating income in our Dedicated, Intermodal and Brokerage segments, partially offset by decreased operating income in our Truckload segment.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2016, we had $7.9 million of long-term debt outstanding and $437.3 million in stockholders’ equity. In 2016, net cash flows provided by operating activities of $133.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $89.9 million, to partially construct regional operating facilities in the amount of $5.1 million, to repay, net of borrowings, $30.0 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, and to pay cash dividends of $3.3 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $88 million in 2017. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2016	2015	2014
Truckload Segment:
Revenue (in thousands)	$375,851	$398,361	$448,273
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,427	$3,529	$3,618
Average tractors(1)	1,898	1,892	1,900
Average miles per trip	623	666	682
Total miles (in thousands)	184,281	186,268	199,168

Dedicated Segment:
Revenue (in thousands)	$157,370	$118,272	$70,352
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,432	$3,433	$3,322
Average tractors(1)	819	599	327
Average miles per trip	301	347	337
Total miles (in thousands)	75,333	57,381	31,543

Intermodal Segment:
Revenue (in thousands)	$71,490	$76,958	$97,092
Loads	35,947	36,404	44,336
Average tractors	76	89	110

Brokerage Segment:
Revenue (in thousands)	$66,433	$71,403	$57,212
Loads	49,721	48,060	36,712

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 68, 65 and 52 tractors as of December 31, 2016, 2015 and 2014, respectively.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016 vs. 2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$339,967	$348,101	$(8,134)	(2.3)%
Truckload fuel surcharge revenue	35,884	50,260	(14,376)	(28.6)
Total Truckload revenue	375,851	398,361	(22,510)	(5.7)

Dedicated revenue, net of fuel surcharge revenue	147,007	107,264	39,743	37.1
Dedicated fuel surcharge revenue	10,363	11,008	(645)	(5.9)
Total Dedicated revenue	157,370	118,272	39,098	33.1

Intermodal revenue, net of fuel surcharge revenue	64,508	65,877	(1,369)	(2.1)
Intermodal fuel surcharge revenue	6,982	11,081	(4,099)	(37.0)
Total Intermodal revenue	71,490	76,958	(5,468)	(7.1)

Brokerage revenue	66,433	71,403	(4,970)	(7.0)

Total operating revenue	$671,144	$664,994	$6,150	0.9%

Operating income:
Truckload	$27,438	$35,517	$(8,079)	(22.7)%
Dedicated	19,550	12,818	6,732	52.5
Intermodal	7,131	4,832	2,299	47.6
Brokerage	4,184	3,792	392	10.3
Total operating income before gain on disposition of facilities	58,303	56,959	1,344	2.4
Gain on disposition of facilities	-	4,104	(4,104)	(100.0)
Total operating income	$58,303	$61,063	$(2,760)	(4.5)%

Operating ratio(1):
Truckload	92.7%	91.1%
Dedicated	87.6	89.2
Intermodal	90.0	93.7
Brokerage	93.7	94.7
Consolidated operating ratio before gain on disposition of facilities	91.3%	91.4%

Consolidated operating ratio	91.3%	90.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $6.2 million, or 0.9%, to $671.1 million in 2016 from $665.0 million in 2015, despite a 26.4% decrease in fuel surcharge revenue to $53.2 million from $72.3 million in 2015 due to lower fuel prices. Our operating revenue, net of both fuel surcharges and revenue from our dry container service discontinued in March 2015, increased $26.6 million, or 4.5%, to $617.9 million in 2016 from $591.3 million in 2015. This increase was due to a $39.7 million increase in Dedicated revenue, net of fuel surcharges, partially offset by an $8.1 million decrease in Truckload revenue, net of fuel surcharges, a $5.0 million decrease in Brokerage revenue, and a $49,000 decrease in Intermodal revenue, net of both fuel surcharges and the discontinued dry container service.

Truckload segment revenue decreased $22.5 million, or 5.7%, to $375.9 million in 2016 from $398.4 million in 2015. Truckload segment revenue, net of fuel surcharges, decreased $8.1 million, or 2.3%, to $340.0 million in 2016 from $348.1 million in 2015, primarily due to a decrease in our average revenue per tractor. The increase in the operating ratio in 2016 was also primarily due to a decrease in our average revenue per tractor within a continued soft freight market.

Dedicated segment revenue increased $39.1 million, or 33.1%, to $157.4 million in 2016 from $118.3 million in 2015. Dedicated segment revenue, net of fuel surcharges, increased 37.1% primarily due to an increase in our average fleet size of 36.7% driven by a significant increase in the number of Dedicated contracts we have with customers. The improvement in the operating ratio in 2016 was achieved primarily through multiple cost control measures.

Intermodal segment revenue decreased $5.5 million, or 7.1%, to $71.5 million in 2016 from $77.0 million in 2015. Intermodal segment revenue, net of both fuel surcharges and $1.3 million of revenue from our discontinued dry container service, decreased $49,000 from 2015 due to a decrease in volume. The improvement in the operating ratio in 2016 was primarily due to the disposal of our dry container service, which produced a higher operating ratio than our temperature-controlled trailer service, and decreases in salaries, wages and benefits and depreciation expense, as the fleet size was reduced to optimize productivity.

Brokerage segment revenue decreased $5.0 million, or 7.0%, to $66.4 million in 2016 from $71.4 million in 2015, due to a decrease in revenue per load, primarily caused by lower fuel surcharges. The improvement in the operating ratio in 2016 was primarily driven by a decrease in the percentage of the amounts payable to carriers for transportation services which we arranged to our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$6,150	0.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	15,372	7.3	33.5	31.5
Purchased transportation	(7,311)	(6.2)	16.5	17.7
Fuel and fuel taxes	(10,507)	(10.0)	14.0	15.7
Supplies and maintenance	593	1.4	6.5	6.5
Depreciation	7,122	9.5	12.3	11.3
Operating taxes and licenses	185	2.1	1.4	1.3
Insurance and claims	2,971	10.2	4.8	4.4
Communications and utilities	401	6.8	0.9	0.9
Gain on disposition of revenue equipment	(4,918)	(88.1)	(1.6)	(0.8)
Gain on disposition of facilities	4,104	(100.0)	-	(0.6)
Other	898	4.8	2.9	2.8
Total operating expenses	8,910	1.5	91.3	90.8
Operating income	(2,760)	(4.5)	8.7	9.2
Other	865	232.5	0.2	0.1
Income before income taxes	(3,625)	(6.0)	8.5	9.1
Provision for income taxes	(1,344)	(5.4)	3.5	3.8
Net income	$(2,281)	(6.4)%	5.0%	5.4%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $15.4 million, or 7.3%, in 2016 from 2015. The increase in salaries, wages and benefits from 2015 resulted primarily from a 6.3% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers, along with an increase in employees’ health insurance expense of $1.8 million due to an increase in our self-insured medical claims, partially offset by a decrease of $960,000 in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $7.3 million in total, or 6.2%, in 2016 from 2015. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $5.1 million to $55.4 million in 2016 from $60.5 million in 2015, primarily due to a decrease in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.4 million to $45.9 million in 2016 from $49.3 million in 2015. This decrease was primarily due to decreased revenue within our temperature-controlled intermodal trailer service, along with the disposal in March 2015 of the dry containers that were used in a portion of our intermodal operations. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.2 million in 2016. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $10.5 million, or 10.0%, in 2016 from 2015. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.9 million, or 14.4%, to $47.0 million in 2016 from $41.1 million in 2015. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $6.2 million from $8.9 million in 2015. Despite a decrease in the DOE national average cost of fuel to $2.30 per gallon from $2.71 per gallon in 2015, net fuel expense increased to 8.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 7.9% in 2015. The net fuel expense to revenue increased in 2016 primarily due to our discount from retail being larger in 2015 as the result of a significant decrease in fuel prices during the first quarter, compared with level fuel prices in the first quarter of 2016. The discount from retail typically increases when prices decrease. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.0 million increase in insurance and claims in 2016 was primarily due to increases in self-insured auto liability claims and auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $10.5 million in 2016 from $5.6 million in 2015 primarily due to an increase in both the average gain per tractor and in the number of tractors sold. We expect our gain on disposition of revenue equipment to decrease to approximately $3 million in 2017. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facilities was $4.1 million in 2015. The disposition of the facilities, located in Ontario, CA and Indianapolis, IN, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent $89 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.3% in 2016 and 90.8% in 2015. The operating ratio for our Truckload segment was 92.7% in 2016 and 91.1% in 2015, for our Dedicated segment was 87.6% in 2016 and 89.2% in 2015, for our Intermodal segment was 90.0% in 2016 and 93.7% in 2015, and for our Brokerage segment was 93.7% in 2016 and 94.7% in 2015. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.6% in 2016. Our operating ratio for 2015, net of both the gain on disposition of facilities and fuel surcharges, was 90.4%.

The increase in our non-operating expense was primarily due to increased losses in 2016 by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate increased slightly to 41.4% in 2016 from 41.1% in 2015.

As a result of the factors described above, net income was $33.5 million in 2016 and $35.7 million in 2015. Net earnings per diluted share was $1.02 in 2016 and $1.06 in 2015. Net income in 2016 improved 0.4% over earnings of $33.3 million, or $0.99 per diluted share, in 2015 excluding the gain on disposition of facilities.

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

Salaries, wages and benefits expense increased $26.0 million, or 14.2%, in 2015 from 2014. The increase in salaries, wages and benefits from 2014 resulted primarily from a 5.2% increase in the total miles driven by company drivers and increases to several components of the amount paid to company drivers. Employees’ health insurance costs increased $2.1 million due to higher self-insured medical claims and bonus compensation expense for our non-driver employees increased $1.0 million as well.

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

Fuel and fuel taxes decreased by $49.3 million, or 32.1%, in 2015 from 2014. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.6 million, or 12.0%, to $41.1 million in 2015 from $46.7 million in 2014. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads were $8.9 million in 2015 and $18.0 million in 2014. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. The decrease in net fuel expense was primarily due to a decrease in the DOE national average cost of fuel to $2.71 per gallon in 2015 from $3.83 per gallon in 2014 and continued progress with the cost control measures stated above. Net fuel expense represented 7.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2015, compared with 9.5% in 2014.

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

Gain on disposition of facilities was $4.1 million in 2015. The disposition of the facilities, located in Ontario, CA and Indianapolis, IN, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States.

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

(In thousands)	2016	2015	2014
Net cash flows provided by operating activities	$133,566	$128,238	$81,971
Net cash flows used for investing activities	(97,290)	(125,081)	(118,606)
Net cash flows (used for) provided by financing activities	(36,222)	(2,846)	23,108

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

In 2016, net cash flows provided by operating activities of $133.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $89.9 million, to partially construct regional operating facilities in the amount of $5.1 million, to repay, net of borrowings, $30.0 million of long-term debt, to repurchase and retire 455,581 shares of our common stock for $7.5 million, and to pay cash dividends of $3.3 million. In 2015, net cash flows provided by operating activities of $128.2 million and net borrowings under our credit facility of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.2 million, to partially construct regional operating facilities in the amount of $8.6 million, to repurchase and retire 941,024 shares of our common stock for $16.2 million, and to pay cash dividends of $3.3 million. In 2014, net cash flows provided by operating activities of $82.0 million, net borrowings under our credit facility of $24.4 million, and cash and cash equivalents of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.7 million, to acquire and partially construct regional operating facilities in the amount of $27.4 million, and to pay cash dividends of $3.3 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $88 million in 2017. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2016, 2015 and 2014, and totaled $3.3 million in each of the three years respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. In April 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $20.9 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2016 and 2015.

The following is a summary of our contractual obligations as of December 31, 2016.

	Payments Due by Period
(In thousands)	2017	2018 And 2019	2020 And 2021	Thereafter	Total
Purchase obligations for revenue equipment	$50,662	$—	$—	$—	$50,662
Long-term debt obligations	—	7,886	—	—	7,886
Operating lease obligations	280	148	2	—	430
Building construction obligations	95	—	—	—	95
Total	$51,037	$8,034	$2	$—	$59,073

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2016 of 96,310 shares of Company common stock with a value of $2.2 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $361,000 in 2016, $335,000 in 2015 and $562,000 in 2014 for fuel, tires and related services. In addition, we paid $2.0 million in 2016, $1.5 million in 2015 and $1.4 million in 2014 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest in BBI, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $1.2 million, $5.0 million and $8.5 million of our revenue for loads transported by our tractors and arranged by MWL in 2016, 2015 and 2014, respectively. As of December 31, 2016, we also had a trade receivable in the amount of $55,000 from MWL and an accrued liability of $3.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $11.2 million, purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2016.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $275,000 as of December 31, 2016 and $305,000 as of December 31, 2015. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $557.8 million as of December 31, 2016 and $528.0 million as of December 31, 2015. Our depreciation expense was $82.4 million in 2016, $75.3 million in 2015 and $68.2 million in 2014. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2016 by approximately $10.6 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $11.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $19.4 million as of December 31, 2016 and $16.2 million as of December 31, 2015. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. We have completed our evaluation of the requirements of the new guidance and have determined that our current policy in which we record revenue and related expenses on the date shipment of freight is completed, and in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis, is also appropriate under the new guidance. As a result, the adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2016, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.6 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 37 of this Report.

March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marten Transport, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 15, 2017

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$488	$434
Receivables:
Trade, less allowances of $275 and $305, respectively	69,199	70,597
Other	4,436	10,885
Prepaid expenses and other	19,307	18,134
Total current assets	93,430	100,050
Property and equipment:
Revenue equipment	634,831	606,144
Buildings and land	75,566	73,159
Office equipment and other	49,156	45,294
Less accumulated depreciation	(201,728)	(196,588)
Net property and equipment	557,825	528,009
Other assets	2,493	3,469
	$653,748	$631,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,391	$12,007
Insurance and claims accruals	19,440	16,235
Accrued liabilities	26,839	21,634
Total current liabilities	60,670	49,876
Long-term debt	7,886	37,867
Deferred income taxes	147,854	134,364
Total liabilities	216,410	222,107
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,634,915 shares at December 31, 2016, and 32,759,806 shares at December 31, 2015, issued and outstanding	326	328
Additional paid-in capital	74,175	76,468
Retained earnings	362,837	332,625
Total stockholders’ equity	437,338	409,421
	$653,748	$631,528

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2016	2015	2014
Operating revenue	$671,144	$664,994	$672,929
Operating expenses (income):
Salaries, wages and benefits	224,827	209,455	183,464
Purchased transportation	110,719	118,030	123,017
Fuel and fuel taxes	94,075	104,582	153,931
Supplies and maintenance	43,912	43,319	41,490
Depreciation	82,445	75,323	68,243
Operating taxes and licenses	9,099	8,914	7,140
Insurance and claims	32,223	29,252	27,240
Communications and utilities	6,287	5,886	5,798
Gain on disposition of revenue equipment	(10,502)	(5,584)	(4,387)
Gain on disposition of facilities	—	(4,104)	—
Other	19,756	18,858	15,987
	612,841	603,931	621,923
Operating income	58,303	61,063	51,006
Other	1,237	372	(667)
Income before income taxes	57,066	60,691	51,673
Provision for income taxes	23,602	24,946	21,839
Net income	$33,464	$35,745	$29,834
Basic earnings per common share	$1.03	$1.07	$0.89
Diluted earnings per common share	$1.02	$1.06	$0.89
Dividends declared per common share	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2013	33,301	$333	$85,077	$273,727	$359,137
Net income	—	—	—	29,834	29,834
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	118	1	1,213	—	1,214
Tax benefits from share-based payment arrangement exercises	—	—	159	—	159
Share-based payment arrangement compensation expense	—	—	921	—	921
Dividends on common stock	—	—	—	(3,339)	(3,339)
Balance at December 31, 2014	33,419	334	87,370	300,222	387,926
Net income	—	—	—	35,745	35,745
Repurchase and retirement of common stock	(941)	(9)	(16,166)	—	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	282	3	3,487	—	3,490
Tax benefits from share-based payment arrangement exercises	—	—	373	—	373
Share-based payment arrangement compensation expense	—	—	1,404	—	1,404
Dividends on common stock	—	—	—	(3,342)	(3,342)
Balance at December 31, 2015	32,760	328	76,468	332,625	409,421
Net income	—	—	—	33,464	33,464
Repurchase and retirement of common stock	(456)	(5)	(7,508)	—	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	331	3	4,413	—	4,416
Tax benefits from share-based payment arrangement exercises	—	—	46	—	46
Employee taxes paid in exchange for shares withheld	—	—	(127)	—	(127)
Share-based payment arrangement compensation expense	—	—	883	—	883
Dividends on common stock	—	—	—	(3,252)	(3,252)
Balance at December 31, 2016	32,635	$326	$74,175	$362,837	$437,338

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2016	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$33,464	$35,745	$29,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,445	75,323	68,243
Gain on disposition of revenue equipment	(10,502)	(5,584)	(4,387)
Gain on disposition of facilities	-	(4,104)	-
Deferred income taxes	13,490	14,720	9,422
Tax benefits from share-based payment arrangement exercises	46	373	159
Excess tax benefits from share-based payment arrangement exercises	(235)	(432)	(115)
Share-based payment arrangement compensation expense	883	1,404	921
Equity in loss (earnings) from affiliate	1,018	296	(246)
Changes in other current operating items:
Receivables	8,518	7,968	(14,913)
Prepaid expenses and other	(1,173)	(1,274)	(1,586)
Accounts payable	594	(4,853)	(723)
Insurance and claims accruals	3,205	2,237	(406)
Accrued liabilities	1,813	6,419	(4,232)
Net cash provided by operating activities	133,566	128,238	81,971
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(154,984)	(174,165)	(131,645)
Proceeds from revenue equipment dispositions	65,082	56,011	43,933
Buildings and land, office equipment and other additions	(7,369)	(13,482)	(30,885)
Proceeds from buildings and land, office equipment and other dispositions	23	6,594	28
Other	(42)	(39)	(37)
Net cash used for investing activities	(97,290)	(125,081)	(118,606)
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	179,687	141,908	168,444
Repayment of borrowings under credit facility and long-term debt	(209,668)	(128,414)	(144,071)
Repurchase and retirement of common stock	(7,513)	(16,175)	-
Dividends on common stock	(3,252)	(3,342)	(3,339)
Issuance of common stock from share-based payment arrangement exercises	4,416	3,490	1,214
Change in checks issued in excess of cash balances	-	(745)	745
Excess tax benefits from share-based payment arrangement exercises	235	432	115
Employee taxes paid in exchange for shares withheld	(127)	-	-
Net cash (used for) provided by financing activities	(36,222)	(2,846)	23,108
NET CHANGE IN CASH AND CASH EQUIVALENTS	54	311	(13,527)
CASH AND CASH EQUIVALENTS:
Beginning of year	434	123	13,650
End of year	$488	$434	$123
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$4,511	$2,853	$(3,973)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$31	$2,121	$26,766
Interest	$214	$252	$179

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Principles of consolidation: The accompanying consolidated financial statements include Marten Transport, Ltd. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In 2016, we replaced our company-owned tractors within an average of 4.2 years and our trailers within an average of 5.3 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.9 million in 2016, $6.3 million in 2015 and $5.7 million in 2014. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $11.2 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition: We record revenue and related expenses on the date shipment of freight is completed. Our largest customer, Wal-Mart, accounted for 17% of our revenue in 2016 and 17% of our trade receivables as of December 31, 2016, and 13% of our revenue in 2015 and 12% of our trade receivables as of December 31, 2015. Our largest customer accounted for 9% of our revenue in 2014. During each of 2016, 2015 and 2014, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 15 for more information.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. We have completed our evaluation of the requirements of the new guidance and have determined that our current policy in which we record revenue and related expenses on the date shipment of freight is completed, and in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis, is also appropriate under the new guidance. As a result, the adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2016	2015
Tires in service	$5,351	$5,064
License fees	5,042	4,921
Parts and tires inventory	4,350	4,011
Insurance premiums	1,658	1,730
Other	2,906	2,408
	$19,307	$18,134

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2016	2015
Accrued expenses	$12,903	$7,940
Vacation	5,353	4,782
Accrued liability to MWL	3,026	4,284
Salaries and wages	1,839	2,644
Other	3,718	1,984
	$26,839	$21,634

3. Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In November 2015, we entered into an amendment to the facility which increased the aggregate principal amount of the facility from $50.0 million to $75.0 million. In April 2016, we elected to reduce the aggregate principal amount of the facility to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $11.2 million and remaining borrowing availability of $20.9 million. At December 31, 2015, there was an outstanding principal balance of $37.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.46% at December 31, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2016 and 2015.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2016;

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board, chief executive officer and the principal stockholder. We paid that company $361,000 in 2016, $335,000 in 2015 and $562,000 in 2014 for fuel, tires and related services. In addition, we paid $2.0 million in 2016, $1.5 million in 2015 and $1.4 million in 2014 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any payables to that company as of December 31, 2016 or 2015.

(b)     We provide transportation services to MWL as described in Note 10.

5. Income Taxes

The components of the provision for income taxes consisted of the following:

(In thousands)	2016	2015	2014
Current:
Federal	$8,987	$9,280	$10,402
State	1,125	946	2,015
	10,112	10,226	12,417

Deferred:
Federal	12,427	13,042	8,648
State	1,063	1,678	774
	13,490	14,720	9,422
Total provision	$23,602	$24,946	$21,839

The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

	2016	2015	2014
Statutory federal income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	4	3	4
Increase in taxes arising from state income taxes, net of federal income tax benefit	2	3	3
Effective tax rate	41%	41%	42%

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2016	2015
Deferred tax assets:
Reserves and accrued liabilities	$8,490	$7,219
Other	2,757	2,721
	11,247	9,940
Deferred tax liabilities:
Depreciation	155,936	141,255
Prepaid expenses	3,165	3,049
	159,101	144,304
Net deferred tax liability	$147,854	$134,364

We have not provided a valuation allowance against deferred tax assets at December 31, 2016 or 2015. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $536,000 as of December 31, 2016 and $683,000 as of December 31, 2015. The $147,000 decrease in the amount reserved in 2016 relates to current period tax positions offset by the removal of the reserve relating to 2011 tax positions. The amount reserved as of December 31, 2015 was added in 2011 through 2015 relating to current period tax positions. If recognized, $349,000 of the unrecognized tax benefits as of December 31, 2016 would impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $59,000 and $91,000 were recognized in our financial statements as of December 31, 2016 and 2015, respectively. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months. The federal statute of limitations remains open for 2013 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2016	2015	2014
Numerator:
Net income	$33,464	$35,745	$29,834
Denominator:
Basic earnings per common share - weighted-average shares	32,506	33,477	33,381
Effect of dilutive stock options	171	238	297
Diluted earnings per common share - weighted-average shares and assumed conversions	32,677	33,715	33,678
Basic earnings per common share	$1.03	$1.07	$0.89
Diluted earnings per common share	$1.02	$1.06	$0.89

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Options totaling 338,900, 325,400 and 176,500 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2016, 2015 and 2014, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 11) totaling 38,497, 69,655 and 39,885 equivalent shares for 2016, 2015 and 2014, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7. Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

8. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2016, 2015 and 2014, and totaled $3.3 million in each of the three years respectively. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender.

9. Amendment to Amended and Restated Certificate of Incorporation

In May 2015, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value per share, from 48,000,000 shares to 96,000,000 shares.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

10. Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $1.2 million, $5.0 million and $8.5 million of our revenue for loads transported by our tractors and arranged by MWL in 2016, 2015 and 2014, respectively. As of December 31, 2016, we also had a trade receivable in the amount of $55,000 from MWL and an accrued liability of $3.0 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

11. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 304,251 shares have been awarded as of December 31, 2016. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2015 Plan is 800,000 shares. As of December 31, 2016, there were 192,000 shares reserved for issuance under options outstanding and 94,671 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2016, there were 361,750 shares reserved for issuance under options outstanding and 84,889 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan, which will continue according to their terms. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2016	2015	2014

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	25%	25%	27%
Risk-free interest rate percentage(3)	1.4%	1.8%	1.9%
Expected dividend yield(4)	0.50%	0.44%	0.46%
Fair value as of the date of grant	$5.28	$5.96	$6.25

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

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Compensation costs associated with service-based option awards with graded vesting are recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period, which is the period between the grant date and the award’s stated vesting term. Service-based option awards become immediately exercisable in full in the event of death or disability and upon a change in control with respect to all options that have been outstanding for at least six months.

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

In August 2011, we granted 62,400 performance unit awards with similar terms to the awards granted in 2010, and which vested from December 31, 2011 through 2015.

In May 2012, we granted 59,250 performance unit awards with similar terms to the awards previously granted, and which vested from December 31, 2012 through 2016.

In May 2013, we granted 62,550 performance unit awards with similar terms to the awards previously granted, and which vest from December 31, 2013 through 2017.

In May 2014, we granted 36,400 performance unit awards with similar terms to the awards previously granted, and also granted 11,000 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2014 vest from December 31, 2014 through 2018.

In May 2015, we granted 35,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, and also granted 19,500 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2015 vest from December 31, 2015 through 2019.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In May 2016, we granted 34,600 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, except that the calculation of vesting shares is based on our increase in net income instead of our increase in diluted net income per share. We also granted 13,000 performance unit awards in May 2016 and 1,000 awards in August 2016 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2016 vest from December 31, 2016 through 2020.

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

Total share-based compensation expense recorded in 2016 was $883,000 ($547,000 net of income tax benefit, $0.02 of earnings per basic and diluted share), in 2015 was $1.4 million ($870,000 net of income tax benefit, $0.03 of earnings per basic and diluted share) and in 2014 was $921,000 ($571,000 net of income tax benefit, $0.02 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a financing cash inflow rather than a deduction of taxes paid in operating cash flows. In 2016, 2015 and 2014, there was $235,000, $432,000 and $115,000, respectively, of excess tax benefits recognized resulting from exercises of options.

As of December 31, 2016, there was a total of $1.3 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.0 years, and $2.6 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2020.

Option activity in 2016 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	850,184	$16.67
Granted	43,000	20.44
Exercised	(307,984)	14.35
Forfeited	(31,450)	17.68
Outstanding at December 31, 2016	553,750	$18.24
Exercisable at December 31, 2016	287,100	$16.03

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The 553,750 options outstanding as of December 31, 2016 have a weighted average remaining contractual life of 4.1 years and an aggregate intrinsic value based on our closing stock price on December 31, 2016 for in-the-money options of $2.8 million. The 287,100 options exercisable as of the same date have a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value similarly calculated of $2.1 million.

The fair value of options granted in 2016, 2015 and 2014 was $227,000, $918,000 and $475,000, respectively, for service-based options. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $1.9 million, $2.4 million and $761,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2016, 2015 and 2014 were $4.4 million, $3.5 million and $1.2 million, respectively.

`Nonvested service-based option awards as of December 31, 2016 and changes during 2016 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2015	337,550	$5.77	5.4
Granted	43,000	5.28	6.6
Vested	(94,650)	5.64	4.0
Forfeited	(19,250)	5.38	3.9
Nonvested at December 31, 2016	266,650	$5.76	5.0

The total fair value of options which vested during 2016, 2015 and 2014 was $534,000, $502,000 and $541,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2016:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	141,445		$18.76
Granted	48,600		18.73
Vested	(13,656)	(1)	18.11
Forfeited	(24,578)		14.83
Nonvested at December 31, 2016	151,811		$19.44

(1)

This number of performance unit award shares vested based on our financial performance in 2016 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2017. As permitted in the performance unit award agreements, the Compensation Committee of our Board of Directors adjusted the calculation of the performance vesting component for 2016 to be based on our increase in net income instead of our increase in diluted net income per share. Additionally, the after-tax value of the gain on disposition of facilities in 2015 was excluded from the calculation of the increase in net income in 2016 from 2015. The fair value of unit award shares that vested in 2016 was $247,000.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2016 was $18,000 for participants less than age 50 and $24,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2016, 2015 or 2014. Total expense recorded for the plan was $2.1 million in 2016, $1.9 million in 2015 and $1.5 million in 2014.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2016, 96,310 shares of Company common stock were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

13. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value as its interest rate is based upon prevailing market rates.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

14. Commitments and Contingencies

We are committed to purchase $50.7 million of new revenue equipment in 2017, along with building construction expenditures of $95,000 in 2017 and operating lease obligation expenditures totaling $430,000 through 2020.

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

15. Business Segments

We aggregate our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes.

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

Our Brokerage segment develops contractual relationships with and arranges for third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico through Marten Transport Logistics, LLC, which was established in 2007 and operates pursuant to brokerage authority granted by the DOT. We retain the billing, collection and customer management responsibilities.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2016	2015	2014
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$339,967	$348,101	$358,458
Truckload fuel surcharge revenue	35,884	50,260	89,815
Total Truckload revenue	375,851	398,361	448,273

Dedicated revenue, net of fuel surcharge revenue	147,007	107,264	56,609
Dedicated fuel surcharge revenue	10,363	11,008	13,743
Total Dedicated revenue	157,370	118,272	70,352

Intermodal revenue, net of fuel surcharge revenue	64,508	65,877	75,447
Intermodal fuel surcharge revenue	6,982	11,081	21,645
Total Intermodal revenue	71,490	76,958	97,092

Brokerage revenue	66,433	71,403	57,212

Total operating revenue	$671,144	$664,994	$672,929

Operating income:
Truckload	$27,438	$35,517	$39,483
Dedicated	19,550	12,818	7,136
Intermodal	7,131	4,832	1,735
Brokerage	4,184	3,792	2,652
Total operating income before gain on disposition of facilities	58,303	56,959	51,006
Gain on disposition of facilities	-	4,104	-
Total operating income	$58,303	$61,063	$51,006

Truckload segment depreciation expense was $56.2 million, $53.7 million and $53.0 million, Dedicated segment depreciation expense was $20.6 million, $15.0 million and $8.2 million, Intermodal segment depreciation expense was $3.9 million, $5.4 million and $6.0 million, and Brokerage segment depreciation expense was $1.7 million, $1.3 million and $993,000, in 2016, 2015 and 2014, respectively.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

16. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2016 and 2015:

2016 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$161,929	$166,090	$170,464	$172,661
Operating income	14,125	14,776	14,869	14,533
Net income	8,193	8,531	8,437	8,303
Basic earnings per common share	0.25	0.26	0.26	0.25
Diluted earnings per common share	0.25	0.26	0.26	0.25

2015 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$161,287	$163,588	$171,346	$168,773
Operating income	17,311	14,161	14,354	15,237
Net income	10,188	8,357	8,410	8,790
Basic earnings per common share	0.30	0.25	0.25	0.26
Diluted earnings per common share	0.30	0.25	0.25	0.26

The sum of the basic earnings per common share for the 2015 and 2016 quarters is less than the basic earnings per common share for each of 2015 and 2016 due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.            Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2017 Proxy Statement is incorporated in this Report by reference.

B.            Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.            Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2017 Proxy Statement is incorporated in this Report by reference.

D.            Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.             Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2017 Proxy Statement is incorporated in this Report by reference.

F.             Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2017 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2017 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2017 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2017 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2017 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed in the Exhibit Index on pages 66 through 69. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 16, 2017. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters.

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

Dated: March 15, 2017	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, Chief Executive Officer
Randolph L. Marten	and Director (Principal Executive Officer)

/s/ James J. Hinnendael	Executive Vice President and Chief Financial
James J. Hinnendael	Officer (Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ G. Larry Owens	Director
G. Larry Owens

/s/ Ronald R. Booth	Director
Ronald R. Booth

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2016	$16,235	$49,614	$(46,409)	(1)	$19,440
Year ended December 31, 2015	13,998	45,271	(43,034)	(1)	16,235
Year ended December 31, 2014	14,404	41,036	(41,442)	(1)	13,998

Allowance for doubtful accounts:
Year ended December 31, 2016	305	88	(118)	(2)	275
Year ended December 31, 2015	475	59	(229)	(2)	305
Year ended December 31, 2014	450	264	(239)	(2)	475

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.

MARTEN TRANSPORT, LTD.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For the Year Ended December 31, 2016

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

10.15	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.16	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.17	Marten Transport, Ltd. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.18

Sixth Amendment to Credit Agreement, dated as of November 4, 2015, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2015.

10.19	Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

10.20	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2016.

Item No.	Item	Filing Method

10.21

Seventh Amendment to Credit Agreement, dated as of December 6, 2016, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 12, 2016.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 15, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three years ended December 31, 2016, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2016, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.