Form 10-Q
period 2017-03-31
MARTEN TRANSPORT LTD
filed 2017-05-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Smaller reporting company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 32,687,953 as of April 27, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$9,065	$488
Receivables:
Trade, net	69,808	69,199
Other	3,714	4,436
Prepaid expenses and other	17,102	19,307
Total current assets	99,689	93,430

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	768,856	759,553
Accumulated depreciation	(209,226)	(201,728)
Net property and equipment	559,630	557,825
Other assets	1,966	2,493
Total assets	$661,285	$653,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$43,981	$41,230
Insurance and claims accruals	20,582	19,440
Total current liabilities	64,563	60,670
Long-term debt	-	7,886
Deferred income taxes	151,270	147,854
Total liabilities	215,833	216,410

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 32,684,955 shares at March 31, 2017, and 32,634,915 shares at December 31, 2016, issued and outstanding	327	326
Additional paid-in capital	74,891	74,175
Retained earnings	370,234	362,837
Total stockholders’ equity	445,452	437,338
Total liabilities and stockholders’ equity	$661,285	$653,748

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2017	2016

Operating revenue	$173,159	$161,929

Operating expenses (income):
Salaries, wages and benefits	56,400	54,830
Purchased transportation	29,362	28,035
Fuel and fuel taxes	25,956	19,630
Supplies and maintenance	10,990	10,499
Depreciation	21,383	20,047
Operating taxes and licenses	2,247	2,185
Insurance and claims	8,914	7,355
Communications and utilities	1,581	1,620
Gain on disposition of revenue equipment	(1,103)	(1,434)
Other	3,491	5,037

Total operating expenses	159,221	147,804

Operating income	13,938	14,125

Other	141	215

Income before income taxes	13,797	13,910

Provision for income taxes	5,583	5,717

Net income	$8,214	$8,193

Basic earnings per common share	$0.25	$0.25

Diluted earnings per common share	$0.25	$0.25

Dividends declared per common share	$0.025	$0.025

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-In	Retained	holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	32,760	$328	$76,468	$332,625	$409,421
Net income	-	-	-	8,193	8,193
Repurchase and retirement of common stock	(456)	(5)	(7,508)	-	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	115	1	1,527	-	1,528
Tax deficiencies from share-based payment arrangement exercises	-	-	(169)	-	(169)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	290	-	290
Dividends on common stock	-	-	-	(811)	(811)
Balance at March 31, 2016	32,419	324	70,481	340,007	410,812
Net income	-	-	-	25,271	25,271
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	216	2	2,886	-	2,888
Tax benefits from share-based payment arrangement exercises	-	-	215	-	215
Share-based payment arrangement compensation expense	-	-	593	-	593
Dividends on common stock	-	-	-	(2,441)	(2,441)
Balance at December 31, 2016	32,635	326	74,175	362,837	437,338
Net income	-	-	-	8,214	8,214
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	50	1	614	-	615
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	149	-	149
Dividends on common stock	-	-	-	(817)	(817)
Balance at March 31, 2017	32,685	$327	$74,891	$370,234	$445,452

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2017	2016
Cash flows provided by operating activities:
Operations:
Net income	$8,214	$8,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,383	20,047
Gain on disposition of revenue equipment	(1,103)	(1,434)
Deferred income taxes	3,416	3,680
Tax deficiencies from share-based payment arrangement exercises	-	(169)
Share-based payment arrangement compensation expense	149	290
Distribution from affiliate	400	-
Equity in loss from affiliate	143	129
Changes in other current operating items:
Receivables	771	13,251
Prepaid expenses and other	2,205	1,305
Accounts payable and accrued liabilities	954	8,903
Insurance and claims accruals	1,142	870
Net cash provided by operating activities	37,674	55,065

Cash flows used for investing activities:
Revenue equipment additions	(32,797)	(18,865)
Proceeds from revenue equipment dispositions	12,594	10,526
Buildings and land, office equipment and other additions	(743)	(1,198)
Other	(16)	(16)
Net cash used for investing activities	(20,962)	(9,553)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	30,816	36,225
Repayment of borrowings under credit facility and long-term debt	(38,702)	(74,092)
Repurchase and retirement of common stock	-	(7,513)
Dividends on common stock	(817)	(811)
Issuance of common stock from share-based payment arrangement exercises	615	1,528
Employee taxes paid in exchange for shares withheld	(47)	(127)
Net cash used for financing activities	(8,135)	(44,790)

Net change in cash and cash equivalents	8,577	722

Cash and cash equivalents:
Beginning of period	488	434
End of period	$9,065	$1,156

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$1,139	$114

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Income taxes	$290	$(6,934)
Interest	$24	$87

The accompanying notes are an integral part of these consolidated condensed financial statements.

 MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

(1)  Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2016 Annual Report on Form 10-K.

(2)  Earnings per Common Share

 Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2017	2016
Numerator:
Net income	$8,214	$8,193
Denominator:
Basic earnings per common share - weighted-average shares	32,655	32,454
Effect of dilutive stock options	188	185
Diluted earnings per common share - weighted-average shares and assumed conversions	32,843	32,639

Basic earnings per common share	$0.25	$0.25
Diluted earnings per common share	$0.25	$0.25

              Options totaling 229,000 and 330,400 equivalent shares for the three-month periods ended March 31, 2017 and 2016, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 24,840 and 57,205 equivalent shares for the three-month periods ended March 31, 2017 and 2016, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3)  Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At March 31, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $10.2 million and remaining borrowing availability of $29.8 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million and $11.2 million of outstanding standby letters of credit on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.46% at December 31, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2017 and December 31, 2016.

(4)  Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $96,000 in the first three months of 2017 and $62,000 in the first three months of 2016 for fuel, tires and related services. In addition, we paid $1.1 million in the first three months of 2017 and $479,000 in the first three months of 2016 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first quarter of 2017. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

(6)  Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three months of 2017 and 2016 and totaled $817,000 and $811,000, respectively. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender.

7)  Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first three months of 2017, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2017 and 2016 was $149,000 and $290,000, respectively. See Note 11 to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a detailed description of stock-based awards.

In the first quarter of 2017, we prospectively applied the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. The adoption of this standard resulted in a $95,000 decrease to our provision for income taxes in the first quarter of 2017 as the actual increase in our stock price exceeded the grant-date fair value of the quarter’s exercised options and vested performance unit awards. Previously, this excess tax benefit would have been recognized in additional paid-in capital. With our prospective adoption of the standard, we recorded no adjustments to our consolidated financial statements as of and for the year ended December 31, 2016.

(8)  Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $164,000 and $642,000 of our revenue for loads transported by our tractors and arranged by MWL in the first three months of 2017 and 2016, respectively. As of March 31, 2017, we also had a trade receivable in the amount of $103,000 from MWL and an accrued liability of $1.4 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(9)  Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10)  Commitments and Contingencies

We are committed to purchase $85.9 million of new revenue equipment and $578,000 of building construction expenditures in the remainder of 2017, and operating lease obligation expenditures totaling $348,000 through 2020.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our temperature-controlled trailers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

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

	Three Months
	Ended March 31,
(Dollars in thousands)	2017	2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$84,811	$82,942
Truckload fuel surcharge revenue	10,847	7,112
Total Truckload revenue	95,658	90,054

Dedicated revenue, net of fuel surcharge revenue	36,899	35,510
Dedicated fuel surcharge revenue	3,378	1,587
Total Dedicated revenue	40,277	37,097

Intermodal revenue, net of fuel surcharge revenue	16,811	15,854
Intermodal fuel surcharge revenue	2,375	1,347
Total Intermodal revenue	19,186	17,201

Brokerage revenue	18,038	17,577
Total operating revenue	$173,159	$161,929

Operating income:
Truckload	$5,974	$6,940
Dedicated	4,487	4,324
Intermodal	2,149	1,929
Brokerage	1,328	932
Total operating income	$13,938	$14,125

Truckload segment depreciation expense was $14.6 million and $13.7 million, Dedicated segment depreciation expense was $5.3 million and $5.0 million, Intermodal segment depreciation expense was $1.1 million and $941,000, and Brokerage segment depreciation expense was $334,000 and $481,000, in the three-month periods ended March 31, 2017 and 2016, respectively.

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

(13)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. We have completed our evaluation of the requirements of the new guidance and have determined that our current policy in which we record revenue and related expenses on the date shipment of freight is completed, and in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis, is also appropriate under the new guidance. As a result, our adoption of this standard effective January 1, 2018 is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows. We expect to complete our evaluation of the additional required disclosures in the second half of 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2016. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our temperature-controlled trailers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our operating revenue increased $11.2 million, or 6.9%, in the first three months of 2017. Our operating revenue, net of fuel surcharges, increased $4.7 million, or 3.1%, compared with the first three months of 2016. Truckload segment revenue, net of fuel surcharges, increased 2.3% from the first three months of 2016 and Dedicated segment revenue, net of fuel surcharges, increased 3.9% from the first three months of 2016, both primarily due to fleet growth and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 6.0% and Brokerage segment revenue increased 2.6% in the first three months of 2017 due to increases in volume. Fuel surcharge revenue increased to $16.6 million in the first three months of 2017 from $10.0 million in the first three months of 2016 primarily due to higher fuel prices.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 92.0% in the first three months of 2017 from 91.3% in the first three months of 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.1% in the first three months of 2017 and 90.7% in the first three months of 2016. Our net income was $8.2 million, or $0.25 per diluted share, in each of the first three months of 2017 and 2016.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2017, we had $9.1 million of cash and cash equivalents, $445.5 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2017, net cash flows provided by operating activities of $37.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $20.2 million and to repay, net of borrowings, $7.9 million of long-term debt. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $77 million for the remainder of 2017. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2017	2016
Truckload Segment:
Revenue (in thousands)	$95,658	$90,054
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,416	$3,366
Average tractors(1)	1,931	1,896
Average miles per trip	615	642
Total miles (in thousands)	46,060	44,471

Dedicated Segment:
Revenue (in thousands)	$40,277	$37,097
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,462	$3,375
Average tractors(1)	829	809
Average miles per trip	299	314
Total miles (in thousands)	18,579	18,521

Intermodal Segment:
Revenue (in thousands)	$19,186	$17,201
Loads	9,584	8,696
Average tractors	77	76

Brokerage Segment:
Revenue (in thousands)	$18,038	$17,577
Loads	13,354	12,951

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 67 and 79 tractors as of March 31, 2017 and 2016, respectively.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$84,811	$82,942	$1,869	2.3%
Truckload fuel surcharge revenue	10,847	7,112	3,735	52.5
Total Truckload revenue	95,658	90,054	5,604	6.2

Dedicated revenue, net of fuel surcharge revenue	36,899	35,510	1,389	3.9
Dedicated fuel surcharge revenue	3,378	1,587	1,791	112.9
Total Dedicated revenue	40,277	37,097	3,180	8.6

Intermodal revenue, net of fuel surcharge revenue	16,811	15,854	957	6.0
Intermodal fuel surcharge revenue	2,375	1,347	1,028	76.3
Total Intermodal revenue	19,186	17,201	1,985	11.5

Brokerage revenue	18,038	17,577	461	2.6

Total operating revenue	$173,159	$161,929	$11,230	6.9%

Operating income:
Truckload	$5,974	$6,940	$(966)	(13.9)%
Dedicated	4,487	4,324	163	3.8
Intermodal	2,149	1,929	220	11.4
Brokerage	1,328	932	396	42.5
Total operating income	$13,938	$14,125	$(187)	(1.3)%

Operating ratio(1):
Truckload	93.8%	92.3%
Dedicated	88.9	88.3
Intermodal	88.8	88.8
Brokerage	92.6	94.7
Consolidated operating ratio	92.0%	91.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $11.2 million, or 6.9%, to $173.2 million in the 2017 period from $161.9 million in the 2016 period. Our operating revenue, net of fuel surcharges, increased $4.7 million, or 3.1%, to $156.6 million in the 2017 period from $151.9 million in the 2016 period. This increase was due to a $1.9 million increase in Truckload revenue, net of fuel surcharges, a $1.4 million increase in Dedicated revenue, net of fuel surcharges, a $957,000 increase in Intermodal revenue, net of fuel surcharges, and a $461,000 increase in Brokerage revenue. Fuel surcharge revenue increased to $16.6 million in the 2017 period from $10.0 million in the 2016 period due to higher fuel prices.

Truckload segment revenue increased $5.6 million, or 6.2%, to $95.7 million in the 2017 period from $90.1 million in the 2016 period. Truckload segment revenue, net of fuel surcharges, increased $1.9 million, or 2.3%, to $84.8 million in the 2017 period from $82.9 million in the 2016 period, primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio in the 2017 period was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average truckload revenue per tractor.

Dedicated segment revenue increased $3.2 million, or 8.6%, to $40.3 million in the 2017 period from $37.1 million in the 2016 period. Dedicated segment revenue, net of fuel surcharges, increased 3.9% primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average dedicated revenue per tractor.

Intermodal segment revenue increased $2.0 million, or 11.5%, to $19.2 million in the 2017 period from $17.2 million in the 2016 period. Intermodal segment revenue, net of fuel surcharges, increased 6.0% from the 2016 period due to an increase in volume. The operating ratio for the Intermodal segment was consistent with the 2016 period.

Brokerage segment revenue increased $461,000, or 2.6%, to $18.0 million in the 2017 period from $17.6 million in the 2016 period due to an increase in volume. The improvement in the operating ratio in the 2017 period was achieved primarily through multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$11,230	6.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,570	2.9	32.6	33.9
Purchased transportation	1,327	4.7	17.0	17.3
Fuel and fuel taxes	6,326	32.2	15.0	12.1
Supplies and maintenance	491	4.7	6.3	6.5
Depreciation	1,336	6.7	12.3	12.4
Operating taxes and licenses	62	2.8	1.3	1.3
Insurance and claims	1,559	21.2	5.1	4.5
Communications and utilities	(39)	(2.4)	0.9	1.0
Gain on disposition of revenue equipment	331	23.1	(0.6)	(0.9)
Other	(1,546)	(30.7)	2.0	3.1
Total operating expenses	11,417	7.7	92.0	91.3
Operating income	(187)	(1.3)	8.0	8.7
Other	(74)	(34.4)	0.1	0.1
Income before income taxes	(113)	(0.8)	8.0	8.6
Provision for income taxes	(134)	(2.3)	3.2	3.5
Net income	$21	0.3%	4.7%	5.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $1.6 million, or 2.9%, in the 2017 period from the 2016 period. The increase in salaries, wages and benefits from the 2016 period resulted primarily from a 3.2% increase in the total miles driven by company drivers, along with an increase in employees’ health insurance expense of $498,000 due to an increase in our self-insured medical claims, partially offset by a decrease of $670,000 in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $1.3 million in total, or 4.7%, in the 2017 period from the 2016 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $524,000 to $15.2 million in the 2017 period from $14.7 million in the 2016 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.1 million to $12.2 million in the 2017 period from $11.0 million in the 2016 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $300,000 in the 2017 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $6.3 million, or 32.2%, in the 2017 period from the 2016 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $476,000, or 4.4%, to $11.3 million in the 2017 period from $10.8 million in the 2016 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $1.9 million from $1.2 million in the 2016 period. The DOE national average cost of fuel increased to $2.57 per gallon from $2.07 per gallon in the 2016 period, contributing to a slight increase in net fuel expense as a percentage of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, to 8.2% from 8.1% in the 2016 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.6 million increase in insurance and claims in the 2017 period was primarily due to increases in self-insured workers’ compensation and auto liability claims, in the cost of physical damage claims related to our tractors and trailers, and in auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.1 million in the 2017 period from $1.4 million in the 2016 period primarily due to a decrease in both the average gain for tractors and trailers, and in the number of trailers sold. We expect our gain on disposition of revenue equipment to decrease to approximately $2 million for the remainder of 2017. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $1.5 million decrease in other operating expenses in the 2017 period was primarily due to proceeds received from the settlement of a lawsuit, net of current period legal expenses, of $1.0 million.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.0% in the 2017 period and 91.3% in the 2016 period. The operating ratio for our Truckload segment was 93.8% in the 2017 period and 92.3% in the 2016 period, for our Dedicated segment was 88.9% in the 2017 period and 88.3% in the 2016 period, for our Intermodal segment was 88.8% in both the 2017 and 2016 periods, and for our Brokerage segment was 92.6% in the 2017 period and 94.7% in the 2016 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.1% in 2017 period and 90.7% in the 2016 period.

Our effective income tax rate decreased to 40.5% in the 2017 period from 41.1% in the 2016 period. This decrease was due to an excess tax benefit of $95,000 which was recorded as a decrease to the provision for income taxes in the 2017 period with the adoption of the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in the period.

As a result of the factors described above, net income was $8.2 million in each of the 2017 and 2016 periods. Net earnings per diluted share was $0.25 in each of the 2017 and 2016 periods.

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

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash flows provided by operating activities	$37,674	$55,065
Net cash flows used for investing activities	(20,962)	(9,553)
Net cash flows used for financing activities	(8,135)	(44,790)

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

We repurchased and retired 455,581 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first quarter of 2017. In the fourth quarter of 2015 we repurchased and retired 941,024 shares of our common stock for $16.2 million.

In the first three months of 2017, net cash flows provided by operating activities of $37.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $20.2 million and to repay, net of borrowings, $7.9 million of long-term debt. In the first three months of 2016, net cash flows provided by operating activities of $55.1 million were primarily used to repay $37.9 million of long-term debt, to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $8.3 million, and to repurchase and retire 455,581 shares of our common stock for $7.5 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $77 million for the remainder of 2017. Quarterly cash dividends of $0.025 per share of common stock were declared in each of the first three months of 2017 and 2016 and totaled $817,000 and $811,000, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At March 31, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $10.2 million and remaining borrowing availability of $29.8 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2017 and December 31, 2016.

The following is a summary of our contractual obligations as of March 31, 2017.

	Payments Due by Period
		2018	2020
	Remainder of	And	And
(In thousands)	2017	2019	2021	Thereafter	Total
Purchase obligations for revenue equipment	$85,904	$—	$—	$—	$85,904
Building construction obligations	578	—	—	—	578
Operating lease obligations	198	148	2	—	348
Total	$86,680	$148	$2	$—	$86,830

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2017 of 96,412 shares of Company common stock with a value of $2.3 million has been excluded from the above table.

Related Parties

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $96,000 in the first three months of 2017 and $62,000 in the first three months of 2016 for fuel, tires and related services. In addition, we paid $1.1 million in the first three months of 2017 and $479,000 in the first three months of 2016 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases. Other than any benefit received from his ownership interest in BBI, Mr. Bauer receives no compensation or other benefits from our business with BBI.

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. We received $164,000 and $642,000 of our revenue for loads transported by our tractors and arranged by MWL in the first three months of 2017 and 2016, respectively. As of March 31, 2017, we also had a trade receivable in the amount of $103,000 from MWL and an accrued liability of $1.4 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

We believe that the transactions with related parties noted above are on reasonable terms which, based upon market rates, are comparable to terms available from unaffiliated third parties.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $10.2 million, purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2017.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $305,000 as of March 31, 2017 and $275,000 as of December 31, 2016. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $559.6 million as of March 31, 2017 and $557.8 million as of December 31, 2016. Our depreciation expense was $21.4 million for the first three months of 2017 and $20.0 million for the first three months of 2016. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2017 by approximately $11.0 million, or 2.0%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $10.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $20.6 million as of March 31, 2017 and $19.4 million as of December 31, 2016. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard, which is effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. We have completed our evaluation of the requirements of the new guidance and have determined that our current policy in which we record revenue and related expenses on the date shipment of freight is completed, and in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis, is also appropriate under the new guidance. As a result, our adoption of this standard effective January 1, 2018 is not expected to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows. We expect to complete our evaluation of the additional required disclosures in the second half of 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2017, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.3 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2016.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 9, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2017 and March 31, 2016, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2017 and March 31, 2016, and for the nine-month period ended December 31, 2016, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2017 and March 31, 2016, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 9, 2017	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)