Form 10-Q
period 2017-06-30
MARTEN TRANSPORT LTD
filed 2017-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,512,774 as of July 27, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$10,058	$488
Receivables:
Trade, net	67,174	69,199
Other	5,657	4,436
Prepaid expenses and other	17,635	19,307
Total current assets	100,524	93,430

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	775,149	759,553
Accumulated depreciation	(206,943)	(201,728)
Net property and equipment	568,206	557,825
Other assets	1,854	2,493
Total assets	$670,584	$653,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,103	$41,230
Insurance and claims accruals	21,811	19,440
Total current liabilities	67,914	60,670
Long-term debt	-	7,886
Deferred income taxes	148,046	147,854
Total liabilities	215,960	216,410

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 54,514,421 shares at June 30, 2017, and 54,391,525 shares at December 31, 2016, issued and outstanding	545	544
Additional paid-in capital	75,740	74,175
Retained earnings	378,339	362,619
Total stockholders’ equity	454,624	437,338
Total liabilities and stockholders’ equity	$670,584	$653,748

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2017	2016	2017	2016

Operating revenue	$171,511	$166,090	$344,670	$328,019

Operating expenses (income):
Salaries, wages and benefits	56,715	56,196	113,115	111,026
Purchased transportation	27,516	26,187	56,878	54,222
Fuel and fuel taxes	25,007	23,930	50,963	43,560
Supplies and maintenance	10,541	10,908	21,531	21,407
Depreciation	21,306	20,368	42,689	40,415
Operating taxes and licenses	2,252	2,250	4,499	4,435
Insurance and claims	8,848	7,696	17,762	15,051
Communications and utilities	1,487	1,497	3,068	3,117
Gain on disposition of revenue equipment	(1,871)	(2,703)	(2,974)	(4,137)
Other	4,141	4,985	7,632	10,022

Total operating expenses	155,942	151,314	315,163	299,118

Operating income	15,569	14,776	29,507	28,901

Other	125	237	266	452

Income before income taxes	15,444	14,539	29,241	28,449

Provision for income taxes	6,303	6,008	11,886	11,725

Net income	$9,141	$8,531	$17,355	$16,724

Basic earnings per common share	$0.17	$0.16	$0.32	$0.31

Diluted earnings per common share	$0.17	$0.16	$0.32	$0.31

Dividends declared per common share	$0.015	$0.015	$0.03	$0.03

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	54,600	$546	$76,468	$332,407	$409,421
Net income	-	-	-	16,724	16,724
Repurchase and retirement of common stock	(759)	(8)	(7,508)	3	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	269	3	2,052	(1)	2,054
Tax deficiencies from share-based payment arrangement exercises	-	-	(148)	-	(148)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	668	-	668
Dividends on common stock	-	-	-	(1,622)	(1,622)
Balance at June 30, 2016	54,110	541	71,405	347,511	419,457
Net income	-	-	-	16,740	16,740
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	282	3	2,361	(2)	2,362
Tax benefits from share-based payment arrangement exercises	-	-	194	-	194
Share-based payment arrangement compensation expense	-	-	215	-	215
Dividends on common stock	-	-	-	(1,630)	(1,630)
Balance at December 31, 2016	54,392	544	74,175	362,619	437,338
Net income	-	-	-	17,355	17,355
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	122	1	882	-	883
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	730	-	730
Dividends on common stock	-	-	-	(1,635)	(1,635)
Balance at June 30, 2017	54,514	$545	$75,740	$378,339	$454,624

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2017	2016
Cash flows provided by operating activities:
Operations:
Net income	$17,355	$16,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,689	40,415
Gain on disposition of revenue equipment	(2,974)	(4,137)
Deferred income taxes	192	6,830
Tax deficiencies from share-based payment arrangement exercises	-	(148)
Share-based payment arrangement compensation expense	730	668
Distribution from affiliate	400	-
Equity in loss from affiliate	264	325
Changes in other current operating items:
Receivables	3,191	12,256
Prepaid expenses and other	1,672	1,012
Accounts payable and accrued liabilities	(670)	5,041
Insurance and claims accruals	2,371	1,165
Net cash provided by operating activities	65,220	80,151

Cash flows used for investing activities:
Revenue equipment additions	(76,210)	(66,009)
Proceeds from revenue equipment dispositions	31,304	29,112
Buildings and land, office equipment and other additions	(2,034)	(2,764)
Proceeds from buildings and land, office equipment and other dispositions	-	7
Other	(25)	(24)
Net cash used for investing activities	(46,965)	(39,678)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	30,816	76,044
Repayment of borrowings under credit facility and long-term debt	(38,702)	(109,535)
Repurchase and retirement of common stock	-	(7,513)
Dividends on common stock	(1,635)	(1,622)
Issuance of common stock from share-based payment arrangement exercises	883	2,054
Employee taxes paid in exchange for shares withheld	(47)	(127)
Net cash used for financing activities	(8,685)	(40,699)

Net change in cash and cash equivalents	9,570	(226)

Cash and cash equivalents:
Beginning of period	488	434
End of period	$10,058	$208

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$3,156	$6,532

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Income taxes	$7,892	$(3,631)
Interest	$29	$127

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017

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

(2) Earnings per Common Share

 Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$9,141	$8,531	$17,355	$16,724
Denominator:
Basic earnings per common share - weighted-average shares	54,493	54,069	54,459	54,079
Effect of dilutive stock options	309	320	313	312
Diluted earnings per common share - weighted-average shares and assumed conversions	54,802	54,389	54,772	54,391

Basic earnings per common share	$0.17	$0.16	$0.32	$0.31
Diluted earnings per common share	$0.17	$0.16	$0.32	$0.31

Options totaling 373,667 and 380,000 equivalent shares for the three-month and six-month periods ended June 30, 2017, and 535,333 and 562,333 equivalent shares for the three-month and six-month periods ended June 30, 2016, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 132,305 equivalent shares for each of the three-month and six-month periods ended June 30, 2017, and 97,278 equivalent shares for each of the three-month and six-month periods ended June 30, 2016, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At June 30, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.6 million and remaining borrowing availability of $27.4 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million and $11.2 million of outstanding standby letters of credit on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.46% at December 31, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2017 and December 31, 2016.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $182,000 in each of the first six months of 2017 and 2016 for fuel, tires and related services. In addition, we paid $1.5 million in the first six months of 2017 and $928,000 in the first six months of 2016 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 9.

(6) Share Repurchase Program

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

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first two quarters of 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million. Both share amounts have been adjusted to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017.

(7) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 and 2016 and totaled $1.6 million in each six-month period, respectively. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender.

(8) Accounting for Share-based Payment Arrangement Compensation/Excess Tax Benefit Reclassification

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first six months of 2017, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2017 and 2016 was $730,000 and $668,000, respectively. See Note 11 to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a detailed description of stock-based awards.

Effective January 1, 2017, we adopted the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in a $132,000 decrease to our provision for income taxes in the first six months of 2017, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016. This standard also changes the classification of excess tax benefits in the statements of cash flows. We retrospectively reclassified $30,000 of excess tax benefits for the first six months of 2016 from a financing to operating activity within our 2017 consolidated condensed statements of cash flows.

(9) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $384,000 and $966,000 of our revenue for loads transported by our tractors and arranged by MWL in the first six months of 2017 and 2016, respectively. As of June 30, 2017, we also had a trade receivable in the amount of $69,000 from MWL and an accrued liability of $665,000 to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(10) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11) Commitments and Contingencies

We are committed to purchase $60.8 million of new revenue equipment in the remainder of 2017, and operating lease obligation expenditures totaling $266,000 through 2020.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$84,480	$85,103	$169,291	$168,045
Truckload fuel surcharge revenue	10,434	8,933	21,281	16,045
Total Truckload revenue	94,914	94,036	190,572	184,090

Dedicated revenue, net of fuel surcharge revenue	38,601	36,654	75,500	72,164
Dedicated fuel surcharge revenue	2,901	2,621	6,279	4,208
Total Dedicated revenue	41,502	39,275	81,779	76,372

Intermodal revenue, net of fuel surcharge revenue	16,877	16,118	33,688	31,972
Intermodal fuel surcharge revenue	2,238	1,664	4,613	3,011
Total Intermodal revenue	19,115	17,782	38,301	34,983

Brokerage revenue	15,980	14,997	34,018	32,574
Total operating revenue	$171,511	$166,090	$344,670	$328,019

Operating income:
Truckload	$7,511	$6,951	$13,485	$13,891
Dedicated	5,074	5,134	9,561	9,458
Intermodal	2,040	1,822	4,189	3,751
Brokerage	944	869	2,272	1,801
Total operating income	$15,569	$14,776	$29,507	$28,901

Truckload segment depreciation expense was $14.4 million and $13.9 million, Dedicated segment depreciation expense was $5.4 million and $5.1 million, Intermodal segment depreciation expense was $1.1 million and $987,000, and Brokerage segment depreciation expense was $344,000 and $376,000, in the three-month periods ended June 30, 2017 and 2016, respectively. Truckload segment depreciation expense was $29.0 million and $27.6 million, Dedicated segment depreciation expense was $10.8 million and $10.0 million, Intermodal segment depreciation expense was $2.2 million and $1.9 million, and Brokerage segment depreciation expense was $678,000 and $857,000, in the six-month periods ended June 30, 2017 and 2016, respectively.

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

(14) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued, along with other additional guidance related to revenue recognition matters, Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The standards, which are effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. The standards permit the use of either full retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standards recognized at the date of adoption. We will adopt the standards effective January 1, 2018 and currently anticipate using the modified retrospective method. We are still evaluating the quantitative impact adoption will have on our consolidated condensed balance sheets, statements of operations and statements of cash flows, along with the additional required disclosures. The new standards will require us to recognize revenue and related expenses over time, compared with our current policy in which we record revenue and related expenses on the date shipment of freight is completed. Our current policy in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis is appropriate under the new standards.

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

Our operating revenue increased $16.7 million, or 5.1%, in the first six months of 2017. Our operating revenue, net of fuel surcharges, increased $7.7 million, or 2.5%, compared with the first six months of 2016. Truckload segment revenue, net of fuel surcharges, increased 0.7% from the first six months of 2016, primarily due to an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 4.6% from the first six months of 2016, primarily due to fleet growth and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 5.4% and Brokerage segment revenue increased 4.4% in the first six months of 2017 due to increases in volume. Fuel surcharge revenue increased to $32.2 million in the first six months of 2017 from $23.3 million in the first six months of 2016 due to higher fuel prices.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.4% in the first six months of 2017 from 91.2% in the first six months of 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.6% in the first six months of 2017 and 90.5% in the first six months of 2016. Our net income improved to $17.4 million, or $0.32 per diluted share, in the first six months of 2017 from $16.7 million, or $0.31 per diluted share, in the first six months of 2016.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2017, we had $10.1 million of cash and cash equivalents, $454.6 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2017, net cash flows provided by operating activities of $65.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $44.9 million, to increase cash and cash equivalents by $9.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $1.6 million, and to partially construct regional operating facilities in the amount of $1.4 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $53 million for the remainder of 2017. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Truckload Segment:
Revenue (in thousands)	$94,914	$94,036	$190,572	$184,090
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,467	$3,444	$3,441	$3,405
Average tractors(1)	1,875	1,901	1,903	1,898
Average miles per trip	589	625	602	634
Total miles (in thousands)	45,736	46,290	91,796	90,761

Dedicated Segment:
Revenue (in thousands)	$41,502	$39,275	$81,779	$76,372
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,488	$3,431	$3,475	$3,403
Average tractors(1)	851	822	840	816
Average miles per trip	292	302	296	308
Total miles (in thousands)	19,357	18,951	37,936	37,472

Intermodal Segment:
Revenue (in thousands)	$19,115	$17,782	$38,301	$34,983
Loads	9,793	8,755	19,377	17,451
Average tractors	81	77	79	77

Brokerage Segment:
Revenue (in thousands)	$15,980	$14,997	$34,018	$32,574
Loads	11,578	11,428	24,932	24,379

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 63 and 77 tractors as of June 30, 2017 and 2016, respectively.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$84,480	$85,103	$(623)	(0.7)%
Truckload fuel surcharge revenue	10,434	8,933	1,501	16.8
Total Truckload revenue	94,914	94,036	878	0.9

Dedicated revenue, net of fuel surcharge revenue	38,601	36,654	1,947	5.3
Dedicated fuel surcharge revenue	2,901	2,621	280	10.7
Total Dedicated revenue	41,502	39,275	2,227	5.7

Intermodal revenue, net of fuel surcharge revenue	16,877	16,118	759	4.7
Intermodal fuel surcharge revenue	2,238	1,664	574	34.5
Total Intermodal revenue	19,115	17,782	1,333	7.5

Brokerage revenue	15,980	14,997	983	6.6

Total operating revenue	$171,511	$166,090	$5,421	3.3%

Operating income:
Truckload	$7,511	$6,951	$560	8.1%
Dedicated	5,074	5,134	(60)	(1.2)
Intermodal	2,040	1,822	218	12.0
Brokerage	944	869	75	8.6
Total operating income	$15,569	$14,776	$793	5.4%

Operating ratio(1):
Truckload	92.1%	92.6%
Dedicated	87.8	86.9
Intermodal	89.3	89.8
Brokerage	94.1	94.2
Consolidated operating ratio	90.9%	91.1%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $5.4 million, or 3.3%, to $171.5 million in the 2017 period from $166.1 million in the 2016 period. Our operating revenue, net of fuel surcharges, increased $3.1 million, or 2.0%, to $155.9 million in the 2017 period from $152.9 million in the 2016 period. This increase was due to a $1.9 million increase in Dedicated revenue, net of fuel surcharges, a $983,000 increase in Brokerage revenue, and a $759,000 increase in Intermodal revenue, net of fuel surcharges, partially offset by a $623,000 decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $15.6 million in the 2017 period from $13.2 million in the 2016 period due to higher fuel prices.

Truckload segment revenue increased $878,000, or 0.9%, to $94.9 million in the 2017 period from $94.0 million in the 2016 period. Truckload segment revenue, net of fuel surcharges, decreased $623,000, or 0.7%, to $84.5 million in the 2017 period from $85.1 million in the 2016 period, primarily due to a reduction in our average number of tractors partially offset by an increase in our average revenue per tractor. The improvement in the operating ratio in the 2017 period was primarily due to the increase in our average revenue per tractor, coupled with various cost control measures.

Dedicated segment revenue increased $2.2 million, or 5.7%, to $41.5 million in the 2017 period from $39.3 million in the 2016 period. Dedicated segment revenue, net of fuel surcharges, increased 5.3% primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Intermodal segment revenue increased $1.3 million, or 7.5%, to $19.1 million in the 2017 period from $17.8 million in the 2016 period. Intermodal segment revenue, net of fuel surcharges, increased 4.7% from the 2016 period due to an increase in volume. The improvement in the operating ratio in the 2017 period was primarily due to a decrease in the payments to railroads and drayage carriers as a percentage of our revenue.

Brokerage segment revenue increased $983,000, or 6.6%, to $16.0 million in the 2017 period from $15.0 million in the 2016 period due to an increase in volume. The operating ratio in the 2017 period was consistent with the 2016 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$5,421	3.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	519	0.9	33.1	33.8
Purchased transportation	1,329	5.1	16.0	15.8
Fuel and fuel taxes	1,077	4.5	14.6	14.4
Supplies and maintenance	(367)	(3.4)	6.1	6.6
Depreciation	938	4.6	12.4	12.3
Operating taxes and licenses	2	0.1	1.3	1.4
Insurance and claims	1,152	15.0	5.2	4.6
Communications and utilities	(10)	(0.7)	0.9	0.9
Gain on disposition of revenue equipment	832	30.8	(1.1)	(1.6)
Other	(844)	(16.9)	2.4	3.0
Total operating expenses	4,628	3.1	90.9	91.1
Operating income	793	5.4	9.1	8.9
Other	(112)	(47.3)	0.1	0.1
Income before income taxes	905	6.2	9.0	8.8
Provision for income taxes	295	4.9	3.7	3.6
Net income	$610	7.2%	5.3%	5.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $519,000, or 0.9%, in the 2017 period from the 2016 period. The increase in salaries, wages and benefits from the 2016 period resulted primarily from a 0.3% increase in the total miles driven by company drivers along with an increase of $720,000 in bonus compensation expense for our non-driver employees, partially offset by a decrease in employees’ health insurance expense of $883,000 due to a decrease in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $1.3 million in total, or 5.1%, in the 2017 period from the 2016 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $952,000 to $13.4 million in the 2017 period from $12.4 million in the 2016 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $794,000 to $12.1 million in the 2017 period from $11.3 million in the 2016 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $417,000 in the 2017 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $1.1 million, or 4.5%, in the 2017 period from the 2016 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $833,000, or 6.8%, to $11.3 million in the 2017 period from $12.2 million in the 2016 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $1.9 million from $1.5 million in the 2016 period. Despite an increase in the DOE national average cost of fuel to $2.55 per gallon from $2.30 per gallon in the 2016 period, net fuel expense decreased to 8.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.8% in the 2016 period. The net fuel expense to revenue improved in the 2017 period primarily due to our discount from retail being larger along with an increase in our miles per gallon. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.2 million increase in insurance and claims in the 2017 period was primarily due to increases in self-insured workers’ compensation and auto liability claims, in the cost of physical damage claims related to our tractors and trailers, and in auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.9 million in the 2017 period from $2.7 million in the 2016 period primarily due to a decrease in the average gain for tractors and trailers. We expect our gain on disposition of revenue equipment to decrease to approximately $1.5 million for the remainder of 2017. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.9% in the 2017 period and 91.1% in the 2016 period. The operating ratio for our Truckload segment was 92.1% in the 2017 period and 92.6% in the 2016 period, for our Dedicated segment was 87.8% in the 2017 period and 86.9% in the 2016 period, for our Intermodal segment was 89.3% in the 2017 period and 89.8% in the 2016 period, and for our Brokerage segment was 94.1% in the 2017 period and 94.2% in the 2016 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.0% in the 2017 period and 90.3% in the 2016 period.

Our effective income tax rate decreased to 40.8% in the 2017 period from 41.3% in the 2016 period. This decrease was due to an excess tax benefit of $37,000 which was recorded as a decrease to the provision for income taxes in the 2017 period with the adoption of the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in 2017.

As a result of the factors described above, net income improved to $9.1 million, or $0.17 per diluted share, in the 2017 period from $8.5 million, or $0.16 per share, in the 2016 period.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$169,291	$168,045	$1,246	0.7%
Truckload fuel surcharge revenue	21,281	16,045	5,236	32.6
Total Truckload revenue	190,572	184,090	6,482	3.5

Dedicated revenue, net of fuel surcharge revenue	75,500	72,164	3,336	4.6
Dedicated fuel surcharge revenue	6,279	4,208	2,071	49.2
Total Dedicated revenue	81,779	76,372	5,407	7.1

Intermodal revenue, net of fuel surcharge revenue	33,688	31,972	1,716	5.4
Intermodal fuel surcharge revenue	4,613	3,011	1,602	53.2
Total Intermodal revenue	38,301	34,983	3,318	9.5

Brokerage revenue	34,018	32,574	1,444	4.4

Total operating revenue	$344,670	$328,019	$16,651	5.1%

Operating income:
Truckload	$13,485	$13,891	$(406)	(2.9)%
Dedicated	9,561	9,458	103	1.1
Intermodal	4,189	3,751	438	11.7
Brokerage	2,272	1,801	471	26.2
Total operating income	$29,507	$28,901	$606	2.1%

Operating ratio(1):
Truckload	92.9%	92.5%
Dedicated	88.3	87.6
Intermodal	89.1	89.3
Brokerage	93.3	94.5
Consolidated operating ratio	91.4%	91.2%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $16.7 million, or 5.1%, to $344.7 million in the 2017 period from $328.0 million in the 2016 period. Our operating revenue, net of fuel surcharges, increased $7.7 million, or 2.5%, to $312.5 million in the 2017 period from $304.8 million in the 2016 period. This increase was due to a $3.3 million increase in Dedicated revenue, net of fuel surcharges, a $1.7 million increase in Intermodal revenue, net of fuel surcharges, a $1.4 million increase in Brokerage revenue, and a $1.2 million increase in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $32.2 million in the 2017 period from $23.3 million in the 2016 period due to higher fuel prices.

Truckload segment revenue increased $6.5 million, or 3.5%, to $190.6 million in the 2017 period from $184.1 million in the 2016 period. Truckload segment revenue, net of fuel surcharges, increased $1.2 million, or 0.7%, to $169.3 million in the 2017 period from $168.0 million in the 2016 period, primarily due to an increase in our average revenue per tractor. The increase in the operating ratio in the 2017 period was primarily due to an increase in depreciation expense and insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Dedicated segment revenue increased $5.4 million, or 7.1%, to $81.8 million in the 2017 period from $76.4 million in the 2016 period. Dedicated segment revenue, net of fuel surcharges, increased 4.6% primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Intermodal segment revenue increased $3.3 million, or 9.5%, to $38.3 million in the 2017 period from $35.0 million in the 2016 period. Intermodal segment revenue, net of fuel surcharges, increased 5.4% from the 2016 period due to an increase in volume. The operating ratio for the Intermodal segment improved slightly from the 2016 period.

Brokerage segment revenue increased $1.4 million, or 4.4%, to $34.0 million in the 2017 period from $32.6 million in the 2016 period due to an increase in volume. The improvement in the operating ratio in the 2017 period was achieved primarily through multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$16,651	5.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,089	1.9	32.8	33.8
Purchased transportation	2,656	4.9	16.5	16.5
Fuel and fuel taxes	7,403	17.0	14.8	13.3
Supplies and maintenance	124	0.6	6.2	6.5
Depreciation	2,274	5.6	12.4	12.3
Operating taxes and licenses	64	1.4	1.3	1.4
Insurance and claims	2,711	18.0	5.2	4.6
Communications and utilities	(49)	(1.6)	0.9	1.0
Gain on disposition of revenue equipment	1,163	28.1	(0.9)	(1.3)
Other	(2,390)	(23.8)	2.2	3.1
Total operating expenses	16,045	5.4	91.4	91.2
Operating income	606	2.1	8.6	8.8
Other	(186)	(41.2)	0.1	0.1
Income before income taxes	792	2.8	8.5	8.7
Provision for income taxes	161	1.4	3.4	3.6
Net income	$631	3.8%	5.0%	5.1%

Salaries, wages and benefits expense increased $2.1 million, or 1.9%, in the 2017 period from the 2016 period. The increase in salaries, wages and benefits from the 2016 period resulted primarily from a 1.7% increase in the total miles driven by company drivers.

Purchased transportation expense increased $2.7 million in total, or 4.9%, in the 2017 period from the 2016 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $1.5 million to $28.5 million in the 2017 period from $27.1 million in the 2016 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.9 million to $24.2 million in the 2017 period from $22.3 million in the 2016 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $717,000 in the 2017 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $7.4 million, or 17.0%, in the 2017 period from the 2016 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $357,000, or 1.6%, to $22.6 million in the 2017 period from $23.0 million in the 2016 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.9 million from $2.7 million in the 2016 period. Despite an increase in the DOE national average cost of fuel to $2.56 per gallon from $2.18 per gallon in the 2016 period, net fuel expense decreased to 8.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.5% in the 2016 period. The net fuel expense to revenue improved in the 2017 period primarily due to our discount from retail being larger along with an increase in our miles per gallon. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment and growth of our fleet.

The $2.7 million increase in insurance and claims in the 2017 period was primarily due to increases in self-insured workers’ compensation and auto liability claims, in the cost of physical damage claims related to our tractors and trailers, and in auto liability insurance premiums.

Gain on disposition of revenue equipment decreased to $3.0 million in the 2017 period from $4.1 million in the 2016 period primarily due to a decrease in the average gain for tractors and trailers. We expect our gain on disposition of revenue equipment to decrease to approximately $1.5 million for the remainder of 2017.

The $2.4 million decrease in other operating expenses in the 2017 period was primarily due to proceeds received from the settlement of a lawsuit, net of current period legal expenses, of $1.0 million, along with multiple cost control measures.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.4% in the 2017 period and 91.2% in the 2016 period. The operating ratio for our Truckload segment was 92.9% in the 2017 period and 92.5% in the 2016 period, for our Dedicated segment was 88.3% in the 2017 period and 87.6% in the 2016 period, for our Intermodal segment was 89.1% in the 2017 period and 89.3% in the 2016 period, and for our Brokerage segment was 93.3% in the 2017 period and 94.5% in the 2016 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.6% in the 2017 period and 90.5% in the 2016 period.

Our effective income tax rate decreased to 40.6% in the 2017 period from 41.2% in the 2016 period. This decrease was due to an excess tax benefit of $132,000 which was recorded as a decrease to the provision for income taxes in the 2017 period with the adoption of the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in the period.

As a result of the factors described above, net income improved to $17.4 million, or $0.32 per diluted share, in the 2017 period from $16.7 million, or $0.31 per diluted share, in the 2016 period.

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

The table below reflects our net cash flows provided by operating activities and our net cash flows used for investing and financing activities for the periods indicated.

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash flows provided by operating activities	$65,220	$80,151
Net cash flows used for investing activities	(46,965)	(39,678)
Net cash flows used for financing activities	(8,685)	(40,699)

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

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first two quarters of 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million. Both share amounts have been adjusted to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017.

In the first six months of 2017, net cash flows provided by operating activities of $65.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $44.9 million, to increase cash and cash equivalents by $9.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $1.6 million, and to partially construct regional operating facilities in the amount of $1.4 million. In the first six months of 2016, net cash flows provided by operating activities of $80.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $36.9 million, to repay $33.5 million of long-term debt, to repurchase and retire 759,302 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $2.0 million, and to pay cash dividends of $1.6 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $53 million for the remainder of 2017. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 and 2016 and totaled $1.6 million in each six-month period, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At June 30, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.6 million and remaining borrowing availability of $27.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2017 and December 31, 2016.

The following is a summary of our contractual obligations as of June 30, 2017.

	Payments Due by Period
		2018	2020
	Remainder of	And	And
(In thousands)	2017	2019	2021	Thereafter	Total
Purchase obligations for revenue equipment	$60,804	$—	$—	$—	$60,804
Operating lease obligations	116	148	2	—	266
Total	$60,920	$148	$2	$—	$61,070

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2017 of 96,500 shares of Company common stock with a value of $2.6 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $12.6 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2017.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $298,000 as of June 30, 2017 and $275,000 as of December 31, 2016. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $568.2 million as of June 30, 2017 and $557.8 million as of December 31, 2016. Our depreciation expense was $42.7 million for the first six months of 2017 and $40.4 million for the first six months of 2016. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2017 by approximately $10.4 million, or 1.8%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $12.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $21.8 million as of June 30, 2017 and $19.4 million as of December 31, 2016. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

See Note 14 of “Notes to Consolidated Condensed Financial Statements” for a full description of recent accounting pronouncements and the respective dates of adoption and effect on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2017, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.5 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits.

Item No.	Item	Method of Filing
10.20	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2017.

10.22	2017 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 12, 2017.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 8, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2017 and June 30, 2016, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended June 30, 2017, December 31, 2016, and June 30, 2016, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2017 and June 30, 2016, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2017	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2017	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)