Form 10-Q
period 2017-09-30
MARTEN TRANSPORT LTD
filed 2017-11-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,521,790 as of October 26, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share information)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$1,159	$488
Receivables:
Trade, net	72,919	69,199
Other	4,541	4,436
Prepaid expenses and other	16,263	19,307
Total current assets	94,882	93,430

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	781,451	759,553
Accumulated depreciation	(201,882)	(201,728)
Net property and equipment	579,569	557,825
Other assets	1,856	2,493
Total assets	$676,307	$653,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,938	$41,230
Insurance and claims accruals	25,197	19,440
Total current liabilities	65,135	60,670
Long-term debt	-	7,886
Deferred income taxes	149,846	147,854
Total liabilities	214,981	216,410

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 54,521,790 shares at September 30, 2017, and 54,391,525 shares at December 31, 2016, issued and outstanding	545	544
Additional paid-in capital	75,951	74,175
Retained earnings	384,830	362,619
Total stockholders’ equity	461,326	437,338
Total liabilities and stockholders’ equity	$676,307	$653,748

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2017	2016	2017	2016

Operating revenue	$170,679	$170,464	$515,349	$498,483

Operating expenses (income):
Salaries, wages and benefits	53,594	57,090	166,709	168,116
Purchased transportation	28,668	27,775	85,546	81,997
Fuel and fuel taxes	26,143	24,845	77,106	68,405
Supplies and maintenance	10,381	11,618	31,912	33,025
Depreciation	21,186	20,790	63,875	61,205
Operating taxes and licenses	2,314	2,297	6,813	6,732
Insurance and claims	11,336	8,194	29,098	23,245
Communications and utilities	1,463	1,584	4,531	4,701
Gain on disposition of revenue equipment	(1,908)	(3,325)	(4,882)	(7,462)
Other	4,480	4,727	12,112	14,749

Total operating expenses	157,657	155,595	472,820	454,713

Operating income	13,022	14,869	42,529	43,770

Other	14	342	280	794

Income before income taxes	13,008	14,527	42,249	42,976

Provision for income taxes	5,153	6,090	17,039	17,815

Net income	$7,855	$8,437	$25,210	$25,161

Basic earnings per common share	$0.14	$0.16	$0.46	$0.46

Diluted earnings per common share	$0.14	$0.15	$0.46	$0.46

Dividends declared per common share	$0.025	$0.015	$0.055	$0.045

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2015	54,600	$546	$76,468	$332,407	$409,421
Net income	-	-	-	25,161	25,161
Repurchase and retirement of common stock	(759)	(8)	(7,508)	3	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	445	5	3,505	(2)	3,508
Tax deficiencies from share-based payment arrangement exercises	-	-	(55)	-	(55)
Employee taxes paid in exchange for shares withheld	-	-	(127)	-	(127)
Share-based payment arrangement compensation expense	-	-	741	-	741
Dividends on common stock	-	-	-	(2,436)	(2,436)
Balance at September 30, 2016	54,286	543	73,024	355,133	428,700
Net income	-	-	-	8,303	8,303
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	106	1	908	(1)	908
Tax benefits from share-based payment arrangement exercises	-	-	101	-	101
Share-based payment arrangement compensation expense	-	-	142	-	142
Dividends on common stock	-	-	-	(816)	(816)
Balance at December 31, 2016	54,392	544	74,175	362,619	437,338
Net income	-	-	-	25,210	25,210
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	130	1	961	-	962
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	916	-	916
Dividends on common stock	-	-	-	(2,999)	(2,999)
Cash in lieu of fractional shares from stock split	-	-	(54)	-	(54)
Balance at September 30, 2017	54,522	$545	$75,951	$384,830	$461,326

 The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2017	2016
Cash flows provided by operating activities:
Operations:
Net income	$25,210	$25,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,875	61,205
Gain on disposition of revenue equipment	(4,882)	(7,462)
Deferred income taxes	1,992	10,246
Tax deficiencies from share-based payment arrangement exercises	-	(55)
Share-based payment arrangement compensation expense	916	741
Distribution from affiliate	400	-
Equity in loss from affiliate	271	621
Changes in other current operating items:
Receivables	(3,065)	8,251
Prepaid expenses and other	3,044	1,419
Accounts payable and accrued liabilities	1,192	2,617
Insurance and claims accruals	5,757	1,526
Net cash provided by operating activities	94,710	104,270

Cash flows used for investing activities:
Revenue equipment additions	(135,010)	(111,503)
Proceeds from revenue equipment dispositions	53,586	48,097
Buildings and land, office equipment and other additions	(2,557)	(5,416)
Proceeds from buildings and land, office equipment and other dispositions	-	13
Other	(34)	(33)
Net cash used for investing activities	(84,015)	(68,842)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	30,816	130,128
Repayment of borrowings under credit facility and long-term debt	(38,702)	(159,446)
Repurchase and retirement of common stock	-	(7,513)
Dividends on common stock	(2,999)	(2,436)
Issuance of common stock from share-based payment arrangement exercises	962	3,508
Employee taxes paid in exchange for shares withheld	(47)	(127)
Change in checks issued in excess of cash balances	-	199
Cash in lieu of fractional shares from stock split	(54)	-
Net cash used for financing activities	(10,024)	(35,687)

Net change in cash and cash equivalents	671	(259)

Cash and cash equivalents:
Beginning of period	488	434
End of period	$1,159	$175

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(3,244)	$9,281

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Income taxes	$11,031	$(2,595)
Interest	$41	$174

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$7,855	$8,437	$25,210	$25,161
Denominator:
Basic earnings per common share - weighted-average shares	54,517	54,218	54,479	54,126
Effect of dilutive stock options	373	308	324	296
Diluted earnings per common share - weighted-average shares and assumed conversions	54,890	54,526	54,803	54,422

Basic earnings per common share	$0.14	$0.16	$0.46	$0.46
Diluted earnings per common share	$0.14	$0.15	$0.46	$0.46

Options totaling 142,502 and 419,170 equivalent shares for the three-month and nine-month periods ended September 30, 2017, and 413,333 and 573,333 equivalent shares for the three-month and nine-month periods ended September 30, 2016, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 118,650 equivalent shares for each of the three-month and nine-month periods ended September 30, 2017, and 70,905 equivalent shares for each of the three-month and nine-month periods ended September 30, 2016, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At September 30, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million and $11.2 million of outstanding standby letters of credit on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.46% at December 31, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2017 and December 31, 2016.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $246,000 in the first nine months of 2017 and $278,000 in the first nine months of 2016 for fuel, tires and related services. In addition, we paid $1.9 million in the first nine months of 2017 and $1.5 million in the first nine months of 2016 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 9.

(6) Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares on August 15, 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first three quarters of 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million.

(7) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 in the third quarter of 2017, which totaled $3.0 million in the first nine months of the year. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first three quarters of 2016 and totaled $2.4 million.

(8) Accounting for Share-based Payment Arrangement Compensation/Excess Tax Benefit Reclassification

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 718, Compensation – Stock Compensation. During the first nine months of 2017, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2017 and 2016 was $916,000 and $741,000, respectively. See Note 11 to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a detailed description of stock-based awards.

Effective January 1, 2017, we adopted the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in a $152,000 decrease to our provision for income taxes in the first nine months of 2017, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016. This standard also changes the classification of excess tax benefits in the statements of cash flows. We retrospectively reclassified $129,000 of excess tax benefits for the first nine months of 2016 from a financing to operating activity within our 2017 consolidated condensed statements of cash flows.

(9) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $810,000 and $1.1 million of our revenue for loads transported by our tractors and arranged by MWL in the first nine months of 2017 and 2016, respectively. As of September 30, 2017, we also had a trade receivable in the amount of $172,000 from MWL and an accrued liability of $361,000 to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(10) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11) Commitments and Contingencies

We are committed to purchase $11.6 million of new revenue equipment and have a building purchase obligation of $3.4 million through the remainder of 2017. Operating lease obligations through 2020 total $196,000.

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

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from three to five years and are subject to annual rate reviews.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$81,836	$85,469	$251,127	$253,514
Truckload fuel surcharge revenue	10,172	9,726	31,453	25,771
Total Truckload revenue	92,008	95,195	282,580	279,285

Dedicated revenue, net of fuel surcharge revenue	39,154	37,669	114,654	109,833
Dedicated fuel surcharge revenue	2,995	2,967	9,274	7,175
Total Dedicated revenue	42,149	40,636	123,928	117,008

Intermodal revenue, net of fuel surcharge revenue	17,423	16,381	51,111	48,353
Intermodal fuel surcharge revenue	2,472	1,979	7,085	4,990
Total Intermodal revenue	19,895	18,360	58,196	53,343

Brokerage revenue	16,627	16,273	50,645	48,847
Total operating revenue	$170,679	$170,464	$515,349	$498,483

Operating income:
Truckload	$5,764	$6,509	$19,249	$20,400
Dedicated	4,514	5,505	14,075	14,963
Intermodal	1,588	1,645	5,777	5,396
Brokerage	1,156	1,210	3,428	3,011
Total operating income	$13,022	$14,869	$42,529	$43,770

In the three-month periods ended September 30, 2017 and 2016, Truckload segment depreciation expense was $14.1 million in each period, Dedicated segment depreciation expense was $5.6 million and $5.2 million, Intermodal segment depreciation expense was $1.2 million and $995,000, and Brokerage segment depreciation expense was $328,000 and $400,000, respectively. Truckload segment depreciation expense was $43.1 million and $41.7 million, Dedicated segment depreciation expense was $16.4 million and $15.3 million, Intermodal segment depreciation expense was $3.4 million and $2.9 million, and Brokerage segment depreciation expense was $1.0 million and $1.3 million, in the nine-month periods ended September 30, 2017 and 2016, respectively.

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

(14) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued, along with other additional guidance related to revenue recognition matters, Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The standards, which are effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. The standards permit the use of either full retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standards recognized at the date of adoption. We will adopt the standards effective January 1, 2018 and currently anticipate using the modified retrospective method. We are still evaluating the quantitative impact adoption will have on our consolidated condensed balance sheets, statements of operations and statements of cash flows, along with the additional required disclosures. The new standards will require us to recognize revenue and related expenses within each of our four segments over time, compared with our current policy in which we record revenue and related expenses on the date shipment of freight is completed. Our current policy in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis is appropriate under the new standards.

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

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from three to five years and are subject to annual rate reviews.

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

Our operating revenue increased $16.9 million, or 3.4%, in the first nine months of 2017. Our operating revenue, net of fuel surcharges, increased $7.0 million, or 1.5%, compared with the first nine months of 2016. Truckload segment revenue, net of fuel surcharges, decreased 0.9% from the first nine months of 2016, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 4.4% from the first nine months of 2016, primarily due to fleet growth and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 5.7% due to increased volume and Brokerage segment revenue increased 3.7% due to increased revenue per load in the first nine months of 2017. Fuel surcharge revenue increased to $47.8 million in the first nine months of 2017 from $37.9 million in the first nine months of 2016 due to higher fuel prices.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.7% in the first nine months of 2017 from 91.2% in the first nine months of 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.9% in the first nine months of 2017 and 90.5% in the first nine months of 2016. Our net income was $25.2 million, or $0.46 per diluted share, in the first nine months of both 2017 and 2016.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2017, we had $1.2 million of cash and cash equivalents, $461.3 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2017, net cash flows provided by operating activities of $94.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $81.4 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $3.0 million, and to partially construct regional operating facilities in the amount of $1.6 million. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $22 million for the remainder of 2017. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Truckload Segment:
Revenue (in thousands)	$92,008	$95,195	$282,580	$279,285
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,484	$3,440	$3,455	$3,417
Average tractors(1)	1,787	1,890	1,863	1,896
Average miles per trip	592	617	598	628
Total miles (in thousands)	43,340	46,734	135,136	137,495

Dedicated Segment:
Revenue (in thousands)	$42,149	$40,636	$123,928	$117,008
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,441	$3,471	$3,463	$3,426
Average tractors(1)	866	826	849	819
Average miles per trip	299	295	297	304
Total miles (in thousands)	19,705	19,035	57,641	56,507

Intermodal Segment:
Revenue (in thousands)	$19,895	$18,360	$58,196	$53,343
Loads	10,265	9,223	29,642	26,674
Average tractors	78	75	79	76

Brokerage Segment:
Revenue (in thousands)	$16,627	$16,273	$50,645	$48,847
Loads	11,672	12,416	36,604	36,795

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 63 and 72 tractors as of September 30, 2017 and 2016, respectively.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$81,836	$85,469	$(3,633)	(4.3)%
Truckload fuel surcharge revenue	10,172	9,726	446	4.6
Total Truckload revenue	92,008	95,195	(3,187)	(3.3)

Dedicated revenue, net of fuel surcharge revenue	39,154	37,669	1,485	3.9
Dedicated fuel surcharge revenue	2,995	2,967	28	0.9
Total Dedicated revenue	42,149	40,636	1,513	3.7

Intermodal revenue, net of fuel surcharge revenue	17,423	16,381	1,042	6.4
Intermodal fuel surcharge revenue	2,472	1,979	493	24.9
Total Intermodal revenue	19,895	18,360	1,535	8.4

Brokerage revenue	16,627	16,273	354	2.2

Total operating revenue	$170,679	$170,464	$215	0.1%

Operating income:
Truckload	$5,764	$6,509	$(745)	(11.4)%
Dedicated	4,514	5,505	(991)	(18.0)
Intermodal	1,588	1,645	(57)	(3.5)
Brokerage	1,156	1,210	(54)	(4.5)
Total operating income	$13,022	$14,869	$(1,847)	(12.4)%

Operating ratio(1):
Truckload	93.7%	93.2%
Dedicated	89.3	86.5
Intermodal	92.0	91.0
Brokerage	93.0	92.6
Consolidated operating ratio	92.4%	91.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $215,000, or 0.1%, to $170.7 million in the 2017 period from $170.5 million in the 2016 period. Our operating revenue, net of fuel surcharges, decreased $752,000, or 0.5%, to $155.0 million in the 2017 period from $155.8 million in the 2016 period. This decrease was due to a $3.6 million decrease in Truckload revenue, net of fuel surcharges, partially offset by a $1.5 million increase in Dedicated revenue, net of fuel surcharges, a $1.0 million increase in Intermodal revenue, net of fuel surcharges, and a $354,000 increase in Brokerage revenue. Fuel surcharge revenue increased to $15.6 million in the 2017 period from $14.7 million in the 2016 period due to higher fuel prices.

Truckload segment revenue decreased $3.2 million, or 3.3%, to $92.0 million in the 2017 period from $95.2 million in the 2016 period. Truckload segment revenue, net of fuel surcharges, decreased $3.6 million, or 4.3%, to $81.8 million in the 2017 period from $85.5 million in the 2016 period, primarily due to a reduction in our average number of tractors and the negative impact of the recent hurricanes on our Texas and Southeast operations, partially offset by an increase in our average revenue per tractor. The increase in the operating ratio in the 2017 period was primarily due to an increase in insurance and claims expense and the negative impact of the recent hurricanes, partially offset by the increase in our average revenue per tractor.

Dedicated segment revenue increased $1.5 million, or 3.7%, to $42.1 million in the 2017 period from $40.6 million in the 2016 period. Dedicated segment revenue, net of fuel surcharges, increased 3.9% primarily due to fleet growth. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense.

Intermodal segment revenue increased $1.5 million, or 8.4%, to $19.9 million in the 2017 period from $18.4 million in the 2016 period. Intermodal segment revenue, net of fuel surcharges, increased 6.4% from the 2016 period due to an increase in volume. The increase in the operating ratio in the 2017 period was primarily due to an increase in depreciation expense.

Brokerage segment revenue increased $354,000, or 2.2%, to $16.6 million in the 2017 period from $16.3 million in the 2016 period due to an increase in revenue per load. The increase in the operating ratio in the 2017 period was primarily due to an increase in salaries and wages expense.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$215	0.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(3,496)	(6.1)	31.4	33.5
Purchased transportation	893	3.2	16.8	16.3
Fuel and fuel taxes	1,298	5.2	15.3	14.6
Supplies and maintenance	(1,237)	(10.6)	6.1	6.8
Depreciation	396	1.9	12.4	12.2
Operating taxes and licenses	17	0.7	1.4	1.3
Insurance and claims	3,142	38.3	6.6	4.8
Communications and utilities	(121)	(7.6)	0.9	0.9
Gain on disposition of revenue equipment	1,417	42.6	(1.1)	(2.0)
Other	(247)	(5.2)	2.6	2.8
Total operating expenses	2,062	1.3	92.4	91.3
Operating income	(1,847)	(12.4)	7.6	8.7
Other	(328)	(95.9)	-	0.2
Income before income taxes	(1,519)	(10.5)	7.6	8.5
Provision for income taxes	(937)	(15.4)	3.0	3.6
Net income	$(582)	(6.9)%	4.6%	4.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $3.5 million, or 6.1%, in the 2017 period from the 2016 period. The decrease in salaries, wages and benefits from the 2016 period resulted primarily from a decrease in employees’ health insurance expense of $1.8 million due to a decrease in our self-insured medical claims and a 3.8% decrease in the total miles driven by company drivers.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $893,000 in total, or 3.2%, in the 2017 period from the 2016 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $255,000 to $13.8 million in the 2017 period from $13.6 million in the 2016 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $949,000 to $12.8 million in the 2017 period from $11.9 million in the 2016 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $310,000 in the 2017 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $1.3 million, or 5.2%, in the 2017 period from the 2016 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $637,000, or 5.4%, to $12.5 million in the 2017 period from $11.9 million in the 2016 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $2.0 million from $1.7 million in the 2016 period. Due to an increase in the DOE national average cost of fuel to $2.62 per gallon from $2.38 per gallon in the 2016 period, net fuel expense increased to 9.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.5% in the 2016 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $1.2 million, or 10.6%, from the 2016 period primarily due to decreased repair costs at external facilities.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.1 million increase in insurance and claims in the 2017 period was primarily due to increases in the cost of physical damage claims related to our tractors and trailers, in self-insured auto liability and workers’ compensation current and prior period claims, and in auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.9 million in the 2017 period from $3.3 million in the 2016 period primarily due to a decrease in the average gain for tractors and trailers within a soft equipment market. We expect our gain on disposition of revenue equipment to decrease to approximately $500,000 for the remainder of 2017. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.4% in the 2017 period and 91.3% in the 2016 period. The operating ratio for our Truckload segment was 93.7% in the 2017 period and 93.2% in the 2016 period, for our Dedicated segment was 89.3% in the 2017 period and 86.5% in the 2016 period, for our Intermodal segment was 92.0% in the 2017 period and 91.0% in the 2016 period, and for our Brokerage segment was 93.0% in the 2017 period and 92.6% in the 2016 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.6% in the 2017 period and 90.5% in the 2016 period.

Our effective income tax rate decreased to 39.6% in the 2017 period from 41.9% in the 2016 period. The rate decrease was due in part to certain federal employment tax credits realized as a discrete item.

As a result of the factors described above, net income was $7.9 million, or $0.14 per diluted share, in the 2017 period and $8.4 million, or $0.15 per diluted share, in the 2016 period.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$251,127	$253,514	$(2,387)	(0.9)%
Truckload fuel surcharge revenue	31,453	25,771	5,682	22.0
Total Truckload revenue	282,580	279,285	3,295	1.2

Dedicated revenue, net of fuel surcharge revenue	114,654	109,833	4,821	4.4
Dedicated fuel surcharge revenue	9,274	7,175	2,099	29.3
Total Dedicated revenue	123,928	117,008	6,920	5.9

Intermodal revenue, net of fuel surcharge revenue	51,111	48,353	2,758	5.7
Intermodal fuel surcharge revenue	7,085	4,990	2,095	42.0
Total Intermodal revenue	58,196	53,343	4,853	9.1

Brokerage revenue	50,645	48,847	1,798	3.7

Total operating revenue	$515,349	$498,483	$16,866	3.4%

Operating income:
Truckload	$19,249	$20,400	$(1,151)	(5.6)%
Dedicated	14,075	14,963	(888)	(5.9)
Intermodal	5,777	5,396	381	7.1
Brokerage	3,428	3,011	417	13.8
Total operating income	$42,529	$43,770	$(1,241)	(2.8)%

Operating ratio(1):
Truckload	93.2%	92.7%
Dedicated	88.6	87.2
Intermodal	90.1	89.9
Brokerage	93.2	93.8
Consolidated operating ratio	91.7%	91.2%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $16.9 million, or 3.4%, to $515.3 million in the 2017 period from $498.5 million in the 2016 period. Our operating revenue, net of fuel surcharges, increased $7.0 million, or 1.5%, to $467.5 million in the 2017 period from $460.5 million in the 2016 period. This increase was due to a $4.8 million increase in Dedicated revenue, net of fuel surcharges, a $2.8 million increase in Intermodal revenue, net of fuel surcharges, and a $1.8 million increase in Brokerage revenue, partially offset by a $2.4 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $47.8 million in the 2017 period from $37.9 million in the 2016 period due to higher fuel prices.

Truckload segment revenue increased $3.3 million, or 1.2%, to $282.6 million in the 2017 period from $279.3 million in the 2016 period. Truckload segment revenue, net of fuel surcharges, decreased $2.4 million, or 0.9%, to $251.1 million in the 2017 period from $253.5 million in the 2016 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The increase in the operating ratio in the 2017 period was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Dedicated segment revenue increased $6.9 million, or 5.9%, to $123.9 million in the 2017 period from $117.0 million in the 2016 period. Dedicated segment revenue, net of fuel surcharges, increased 4.4% primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Intermodal segment revenue increased $4.9 million, or 9.1%, to $58.2 million in the 2017 period from $53.3 million in the 2016 period. Intermodal segment revenue, net of fuel surcharges, increased 5.7% from the 2016 period due to an increase in volume. The operating ratio for our Intermodal segment increased slightly from the 2016 period.

Brokerage segment revenue increased $1.8 million, or 3.7%, to $50.6 million in the 2017 period from $48.8 million in the 2016 period due to an increase in revenue per load. The improvement in the operating ratio in the 2017 period was achieved primarily through multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$16,866	3.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(1,407)	(0.8)	32.3	33.7
Purchased transportation	3,549	4.3	16.6	16.4
Fuel and fuel taxes	8,701	12.7	15.0	13.7
Supplies and maintenance	(1,113)	(3.4)	6.2	6.6
Depreciation	2,670	4.4	12.4	12.3
Operating taxes and licenses	81	1.2	1.3	1.4
Insurance and claims	5,853	25.2	5.6	4.7
Communications and utilities	(170)	(3.6)	0.9	0.9
Gain on disposition of revenue equipment	2,580	34.6	(0.9)	(1.5)
Other	(2,637)	(17.9)	2.4	3.0
Total operating expenses	18,107	4.0	91.7	91.2
Operating income	(1,241)	(2.8)	8.3	8.8
Other	(514)	(64.7)	0.1	0.2
Income before income taxes	(727)	(1.7)	8.2	8.6
Provision for income taxes	(776)	(4.4)	3.3	3.6
Net income	$49	0.2%	4.9%	5.0%

Salaries, wages and benefits expense decreased $1.4 million, or 0.8%, in the 2017 period from the 2016 period. The decrease in salaries, wages and benefits from the 2016 period resulted primarily from a decrease in employees’ health insurance expense of $2.2 million due to a decrease in our self-insured medical claims.

Purchased transportation expense increased $3.5 million in total, or 4.3%, in the 2017 period from the 2016 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $1.7 million to $42.4 million in the 2017 period from $40.6 million in the 2016 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $2.8 million to $37.0 million in the 2017 period from $34.2 million in the 2016 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.0 million in the 2017 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $8.7 million, or 12.7%, in the 2017 period from the 2016 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $280,000, or 0.8%, to $35.2 million in the 2017 period from $34.9 million in the 2016 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $5.9 million from $4.4 million in the 2016 period. Despite an increase in the DOE national average cost of fuel to $2.58 per gallon from $2.25 per gallon in the 2016 period, net fuel expense decreased to 8.4% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.5% in the 2016 period. The net fuel expense to revenue improved in the 2017 period primarily due to an increase in our miles per gallon. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment.

The $5.9 million increase in insurance and claims in the 2017 period was primarily due to increases in the cost of physical damage claims related to our tractors and trailers and in self-insured auto liability and workers’ compensation current and prior period claims.

Gain on disposition of revenue equipment decreased to $4.9 million in the 2017 period from $7.5 million in the 2016 period primarily due to a decrease in the average gain for tractors and trailers within a soft equipment market. We expect our gain on disposition of revenue equipment to decrease to approximately $500,000 for the remainder of 2017.

The $2.6 million decrease in other operating expenses in the 2017 period was primarily due to proceeds received from the settlement of a lawsuit, net of current period legal expenses, of $1.0 million, along with multiple cost control measures.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.7% in the 2017 period and 91.2% in the 2016 period. The operating ratio for our Truckload segment was 93.2% in the 2017 period and 92.7% in the 2016 period, for our Dedicated segment was 88.6% in the 2017 period and 87.2% in the 2016 period, for our Intermodal segment was 90.1% in the 2017 period and 89.9% in the 2016 period, and for our Brokerage segment was 93.2% in the 2017 period and 93.8% in the 2016 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.9% in the 2017 period and 90.5% in the 2016 period.

Our effective income tax rate decreased to 40.3% in the 2017 period from 41.5% in the 2016 period. This decrease was due in part to certain federal employment tax credits realized as a discrete item and an excess tax benefit of $152,000 which was recorded as a decrease to the provision for income taxes in the 2017 period with the adoption of the provisions of Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in the period.

As a result of the factors described above, net income was $25.2 million, or $0.46 per diluted share, for the first nine months of both 2017 and 2016.

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

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash flows provided by operating activities	$94,710	$104,270
Net cash flows used for investing activities	(84,015)	(68,842)
Net cash flows used for financing activities	(10,024)	(35,687)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately 2 million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares on August 15, 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or the first three quarters of 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million.

         In the first nine months of 2017, net cash flows provided by operating activities of $94.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $81.4 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $3.0 million, and to partially construct regional operating facilities in the amount of $1.6 million. In the first nine months of 2016, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $63.4 million, to repay $29.3 million of long-term debt, to repurchase and retire 759,302 shares of our common stock for $7.5 million, to partially construct regional operating facilities in the amount of $3.7 million, and to pay cash dividends of $2.4 million.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $22 million for the remainder of 2017. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 in the third quarter of 2017, which totaled $3.0 million in the first nine months of the year. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first three quarters of 2016 and totaled $2.4 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At September 30, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2017 and December 31, 2016.

The following is a summary of our contractual obligations as of September 30, 2017.

	Payments Due by Period
		2018	2020
	Remainder of	And	And
(In thousands)	2017	2019	2021	Thereafter	Total
Purchase obligations for revenue equipment	$11,558	$—	$—	$—	$11,558
Building purchase obligation	3,419	—	—	—	3,419
Operating lease obligations	46	148	2	—	196
Total	$15,023	$148	$2	$—	$15,173

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2017 of 161,029 shares of Company common stock with a value of $3.3 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $12.9 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2017.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $298,000 as of September 30, 2017 and $275,000 as of December 31, 2016. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $579.6 million as of September 30, 2017 and $557.8 million as of December 31, 2016. Our depreciation expense was $63.9 million for the first nine months of 2017 and $61.2 million for the first nine months of 2016. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2017 by approximately $10.4 million, or 1.8%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $12.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $25.2 million as of September 30, 2017 and $19.4 million as of December 31, 2016. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2017, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.8 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2016.

Item 6.           Exhibits.

Item No.	Item	Method of Filing
10.23	Second Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 6, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2017 and September 30, 2016, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2017 and September 30, 2016, and for the three-month period ended December 31, 2016, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2017 and September 30, 2016, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 6, 2017	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2017	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)