Form 10-K
period 2017-12-31
MARTEN TRANSPORT LTD
filed 2018-03-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

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

As of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $696,064,000.

As of February 27, 2018, 54,565,778 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 8, 2018, or 2018 Proxy Statement.

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

Overview

We are one of the leading temperature-sensitive truckload carriers in the United States. We specialize in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight. In 2017, we generated $698.1 million in operating revenue, which consists of revenue from our Truckload, Dedicated, Intermodal and Brokerage operations. Approximately 66% of our Truckload and Dedicated revenue resulted from hauling temperature-sensitive products and 34% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2017, our average length of haul was 458 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,738 company and independent contractor tractors, we are able to offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2017, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 220 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 6.0% during 2017, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2017, our top 30 customers accounted for approximately 64% of our revenue, and our top ten customers accounted for 45% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue, and our top ten customers accounted for 52% of our revenue. Seven of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for eight of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. As of December 31, 2017, 141 of our drivers have driven more than one million miles for us without a preventable accident, while 42 of our drivers have driven more than two million miles and 13 have driven more than three million miles for us without a preventable accident.

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

As of December 31, 2017, we had 3,492 employees. This total consists of 2,673 drivers, 275 mechanics and maintenance personnel, and 544 support personnel, which includes management and administration. As of that date, we also contracted with 60 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2017, we operated a fleet of 2,738 tractors, including 2,678 company-owned tractors and 60 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2017 was approximately 1.5 years. In 2017, we replaced our company-owned tractors within an average of 3.8 years after purchase.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. Since the beginning of 2016, all of the company-owned tractors in our fleet have tractor engines that were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.2% at December 31, 2017 and 2.4% at each of December 31, 2016 and December 31, 2015.

As of December 31, 2017, we operated a fleet of 4,909 trailers, consisting of 3,943 refrigerated trailers and 966 dry trailers. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2017 was approximately 2.8 years. In 2017, we replaced our company-owned trailers within an average of 5.7 years after purchase.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $12.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have raised premiums for many businesses, including trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2017, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule has not yet been issued.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in each of December 2014, December 2015 and December 2016 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review has not yet taken place.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 but will not be strictly enforced until April 2018. Our entire tractor fleet has been equipped with ELD’s since early 2011.

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. Since the beginning of 2016, all of the company-owned tractors in our fleet have tractor engines that were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2015 through 2017.

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

The EPA adopted revised emissions control regulations, which required progressive reductions in exhaust emissions from diesel engines. The last of three stepped reductions in exhaust emissions was effective for engines manufactured in January 2010 and thereafter. Since the beginning of 2016, all of the company-owned tractors in our fleet have tractor engines that were manufactured in January 2010 or thereafter and, therefore, were required to meet the revised design requirements. Compliance with these regulations has increased the cost of new tractors as manufacturers have significantly increased new equipment prices, in part to meet the more stringent engine design requirements imposed by the EPA.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2017, our top 30 customers, based on revenue, accounted for approximately 64% of our revenue; our top ten customers accounted for approximately 45% of our revenue; our top five customers accounted for approximately 36% of our revenue; our top two customers accounted for approximately 28% of our revenue; and our largest customer accounted for approximately 19% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA issued in January 2016 a proposed Safety Fitness Determination rule that would replace the current system utilizing CSA scores. The proposed methodology would integrate on-road safety data from inspections with the results of carrier investigations and accident reports. A final rule has not yet been issued.

The FMCSA issued a regulatory rule effective in July 2013 that revised the hours-of-service requirements for drivers, which designate the length of time that drivers are allowed to drive and work. The rule retained the 11-hour driving maximum under which the industry has been operating since 2004. However, changes to the “34-hour restart” provision and required breaks effectively reduced the maximum workweek for drivers. These changes reduced on-duty non-driving time and moderately decreased industry productivity. Omnibus bills adopted in each of December 2014, December 2015 and December 2016 have suspended the additional restrictions effective in July 2013 to the “34-hour restart” provision. The restart rules are required by law to remain suspended until a comprehensive study on the impact of the rules is presented to Congress, who will determine any policy changes based on their review. This review has not yet taken place.

In January 2011, the FMCSA issued a regulatory proposal that would require commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 but will not be strictly enforced until April 2018. Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

We depend on the stability, availability and security of the technology related to our management information and communication systems, which may prove to be inadequate. We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our operations are potentially vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and amount of cyber attacks. Our business would be materially and adversely affected if our management information and communication systems are compromised or disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy.

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

Company Locations	Owned or Leased	Office	Maintenance
Mondovi, Wisconsin	Owned	X	X
Phoenix, Arizona	Owned	X	X
Jurupa Valley, California	Owned		X
Otay Mesa, California	Owned	X
Tampa, Florida	Owned	X	X
Atlanta, Georgia	Owned	X	X
Indianapolis, Indiana	Owned	X	X
Kansas City, Kansas	Owned	X	X
Portland, Oregon	Owned	X	X
Carlisle, Pennsylvania	Owned	X	X
Memphis, Tennessee	Owned	X	X
Desoto, Texas	Owned	X	X
Laredo, Texas	Owned	X	X
Colonial Heights, Virginia	Owned	X	X
McAllen, Texas	Leased	X

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 27, 2018, are as follows:

Name	Age	Position
Randolph L. Marten	65	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	70	President

Timothy P. Nash	66	Executive Vice President of Sales and Marketing

James J. Hinnendael	54	Executive Vice President and Chief Financial Officer

John H. Turner	56	Senior Vice President of Sales

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

	Common Stock Price
	High	Low
Year ended December 31, 2017
Fourth Quarter	$20.90	$17.45
Third Quarter	21.10	14.05
Second Quarter	16.95	11.79
First Quarter	15.21	12.09

Year ended December 31, 2016
Fourth Quarter	$16.17	$9.60
Third Quarter	13.36	10.18
Second Quarter	12.37	9.53
First Quarter	11.41	8.33

The prices do not include adjustments for retail mark-ups, mark-downs or commissions. On February 27, 2018, we had 135 record stockholders, and approximately 10,631 beneficial stockholders of our common stock. On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 2/3% stock dividend. The foregoing stock prices and the following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In August 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each quarter of 2016 and 2015 and totaled $3.3 million in each of the two years. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender.

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

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or in 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2012, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
FOR THE YEAR
Operating revenue	$698,120	$671,144	$664,994	$672,929	$659,214
Operating income	56,862	58,303	61,063	51,006	51,995
Net income	90,284	33,464	35,745	29,834	30,147
Net income – excluding 2017 deferred income taxes benefit(1)	33,819	33,464	35,745	29,834	30,147
Operating ratio(2)	91.9%	91.3%	90.8%	92.4%	92.1%

PER-SHARE DATA(3)
Basic earnings per common share	$1.66	$0.62	$0.64	$0.54	$0.54
Basic earnings per common share – excluding 2017 deferred income taxes benefit(1)	0.62	0.62	0.64	0.54	0.54
Diluted earnings per common share	1.65	0.61	0.64	0.53	0.54
Diluted earnings per common share – excluding 2017 deferred income taxes benefit(1)	0.62	0.61	0.64	0.53	0.54
Dividends declared per common share	0.08	0.06	0.06	0.06	0.05
Book value	9.64	8.04	7.50	6.96	6.47

AT YEAR END
Total assets(4)	$690,403	$653,748	$631,528	$576,461	$522,387
Long-term debt	—	7,886	37,867	24,373	—
Stockholders’ equity	525,500	437,338	409,421	387,926	359,137

(1)

Net income and basic and diluted earnings per common share for 2017 are presented for comparative purposes excluding the $56.5 million deferred income taxes benefit recorded to recognize the impact of the reduction of the federal corporate statutory income tax rate beginning on January 1, 2018 from 35% to 21% related to the Tax Cuts and Jobs Act of 2017.

(2)	Represents operating expenses as a percentage of operating revenue.

(3)	The amounts for December 31, 2013 through 2016 have been restated to reflect the five-for-three stock split effected in the form of a 66 2/3% stock dividend on July 7, 2017.

(4)

The amounts for December 31, 2013 and 2014 have been restated to reflect the reclassification of current deferred income tax assets to be consistent with the current presentation upon adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Income Taxes” effective December 31, 2015.

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

Our operating revenue increased $27.0 million, or 4.0%, in 2017. Our operating revenue, net of fuel surcharges, increased $13.1 million, or 2.1%, compared with 2016. Truckload segment revenue, net of fuel surcharges, decreased 1.0% from 2016, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 4.5% from 2016, primarily due to fleet growth and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 9.0% due to increased volume and Brokerage segment revenue increased 6.0% due to increased revenue per load in 2017. Fuel surcharge revenue increased to $67.1 million in 2017 from $53.2 million in 2016 due to higher fuel prices.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.9% in 2017 from 91.3% in 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.0% in 2017 and 90.6% in 2016. Our net income increased to $90.3 million, or $1.65 per diluted share, in 2017 from $33.5 million, or $0.61 per diluted share, in 2016. Excluding a deferred income taxes benefit of $56.5 million recorded in 2017 to recognize the impact of the reduction of the federal corporate statutory income tax rate beginning on January 1, 2018 from 35% to 21% related to the Tax Cuts and Jobs Act of 2017, net income improved 1.1% to $33.8 million, or $0.62 per diluted share, from 2016.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2017, we had $15.8 million of cash and cash equivalents, $525.5 million in stockholders’ equity and no long-term debt outstanding. In 2017, net cash flows provided by operating activities of $121.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to partially construct regional operating facilities in the amount of $5.8 million, and to pay cash dividends of $4.4 million, resulting in a $15.3 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $115 million in 2018. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of net income and diluted earnings per share, net of a deferred income taxes benefit, operating revenue, net of fuel surcharge revenue; Truckload, Dedicated and Intermodal revenue, net of fuel surcharge revenue; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of net income, diluted earnings per share, operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2017	2016	2015
Truckload Segment:
Revenue (in thousands)	$380,210	$375,851	$398,361
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,514	$3,427	$3,529
Average tractors(1)	1,837	1,898	1,892
Average miles per trip	599	623	666
Total miles (in thousands)	178,760	184,281	186,268

Dedicated Segment:
Revenue (in thousands)	$166,881	$157,370	$118,272
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,481	$3,432	$3,433
Average tractors(1)	847	819	599
Average miles per trip	297	301	347
Total miles (in thousands)	77,102	75,333	57,381

Intermodal Segment:
Revenue (in thousands)	$80,621	$71,490	$76,958
Loads	40,196	35,947	36,404
Average tractors	79	76	89

Brokerage Segment:
Revenue (in thousands)	$70,408	$66,433	$71,403
Loads	48,271	49,721	48,060

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 60, 68 and 65 tractors as of December 31, 2017, 2016 and 2015, respectively.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017 vs. 2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$336,596	$339,967	$(3,371)	(1.0)%
Truckload fuel surcharge revenue	43,614	35,884	7,730	21.5
Total Truckload revenue	380,210	375,851	4,359	1.2

Dedicated revenue, net of fuel surcharge revenue	153,691	147,007	6,684	4.5
Dedicated fuel surcharge revenue	13,190	10,363	2,827	27.3
Total Dedicated revenue	166,881	157,370	9,511	6.0

Intermodal revenue, net of fuel surcharge revenue	70,282	64,508	5,774	9.0
Intermodal fuel surcharge revenue	10,339	6,982	3,357	48.1
Total Intermodal revenue	80,621	71,490	9,131	12.8

Brokerage revenue	70,408	66,433	3,975	6.0

Total operating revenue	$698,120	$671,144	$26,976	4.0%

Operating income:
Truckload	$26,326	$27,438	$(1,112)	(4.1)%
Dedicated	17,074	19,550	(2,476)	(12.7)
Intermodal	8,303	7,131	1,172	16.4
Brokerage	5,159	4,184	975	23.3
Total operating income	$56,862	$58,303	$(1,441)	(2.5)%

Operating ratio(1):
Truckload	93.1%	92.7%
Dedicated	89.8	87.6
Intermodal	89.7	90.0
Brokerage	92.7	93.7

Consolidated operating ratio	91.9%	91.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $27.0 million, or 4.0%, to $698.1 million in 2017 from $671.1 million in 2016. Our operating revenue, net of fuel surcharges, increased $13.1 million, or 2.1%, to $631.0 million in 2017 from $617.9 million in 2016. This increase was due to a $6.7 million increase in Dedicated revenue, net of fuel surcharges, a $5.8 million increase in Intermodal revenue, net of fuel surcharges, and a $4.0 million increase in Brokerage revenue, partially offset by a $3.4 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $67.1 million in 2017 from $53.2 million in 2016 due to higher fuel prices.

Truckload segment revenue increased $4.4 million, or 1.2%, to $380.2 million in 2017 from $375.9 million in 2016. Truckload segment revenue, net of fuel surcharges, decreased $3.4 million, or 1.0%, to $336.6 million in 2017 from $340.0 million in 2016, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The increase in the operating ratio in 2017 was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Dedicated segment revenue increased $9.5 million, or 6.0%, to $166.9 million in 2017 from $157.4 million in 2016. Dedicated segment revenue, net of fuel surcharges, increased 4.5% primarily due to fleet growth and an increase in our average revenue per tractor. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in insurance and claims expense, partially offset by the increase in our average revenue per tractor.

Intermodal segment revenue increased $9.1 million, or 12.8%, to $80.6 million in 2017 from $71.5 million in 2016. Intermodal segment revenue, net of fuel surcharges, increased 9.0% from 2016 due to an increase in volume. The operating ratio in 2017 improved slightly from 2016.

Brokerage segment revenue increased $4.0 million, or 6.0%, to $70.4 million in 2017 from $66.4 million in 2016 due to an increase in revenue per load. The improvement in the operating ratio in 2017 was achieved primarily through multiple cost control measures.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2017 vs. 2016	2017 vs. 2016	2017	2016

Operating revenue	$26,976	4.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,264	0.6	32.4	33.5
Purchased transportation	7,630	6.9	17.0	16.5
Fuel and fuel taxes	11,315	12.0	15.1	14.0
Supplies and maintenance	(2,299)	(5.2)	6.0	6.5
Depreciation	2,675	3.2	12.2	12.3
Operating taxes and licenses	(106)	(1.2)	1.3	1.4
Insurance and claims	6,362	19.7	5.5	4.8
Communications and utilities	(240)	(3.8)	0.9	0.9
Gain on disposition of revenue equipment	5,003	47.6	(0.8)	(1.6)
Other	(3,187)	(16.1)	2.4	2.9
Total operating expenses	28,417	4.6	91.9	91.3
Operating income	(1,441)	(2.5)	8.1	8.7
Other	(848)	(68.6)	0.1	0.2
Income before income taxes	(593)	(1.0)	8.1	8.5
Income taxes (benefit) expense	(57,413)	(243.3)	(4.8)	3.5
Net income	$56,820	169.8%	12.9%	5.0%

   Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $1.3 million, or 0.6%, in 2017 from 2016. The increase in salaries, wages and benefits from 2016 resulted primarily from an increase in non-driver bonus compensation expense of $2.3 million, partially offset by multiple other items.

   Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $7.6 million in total, or 6.9%, in 2017 from 2016. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $3.2 million to $58.6 million in 2017 from $55.4 million in 2016, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $5.6 million to $51.5 million in 2017 from $45.9 million in 2016. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.2 million in 2017. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $11.3 million, or 12.0%, in 2017 from 2016. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $213,000, or 0.5%, to $46.8 million in 2017 from $47.0 million in 2016. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $8.6 million from $6.2 million in 2016. Despite an increase in the DOE national average cost of fuel to $2.65 per gallon from $2.30 per gallon in 2016, net fuel expense decreased to 8.4% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.5% in 2016. The net fuel expense to revenue improved in 2017 primarily due to increases in our miles per gallon and in our revenue rate per mile. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $2.3 million, or 5.2%, from 2016 primarily due to decreased repair costs at external facilities and a reduction in parts costs.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $6.4 million increase in insurance and claims in 2017 was primarily due to increases in the cost of physical damage claims related to our tractors and trailers, in self-insured workers’ compensation claims, and in auto liability insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $5.5 million in 2017 from $10.5 million in 2016 primarily due to a decrease in the average gain for tractors and trailers within a soft equipment market. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $3.2 million decrease in other operating expenses in 2017 was primarily due to proceeds received from the settlement of a lawsuit, net of current period legal expenses, of $1.0 million, along with multiple cost control measures.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.9% in 2017 and 91.3% in 2016. The operating ratio for our Truckload segment was 93.1% in 2017 and 92.7% in 2016, for our Dedicated segment was 89.8% in 2017 and 87.6% in 2016, for our Intermodal segment was 89.7% in 2017 and 90.0% in 2016, and for our Brokerage segment was 92.7% in 2017 and 93.7% in 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.0% in 2017 and 90.6% in 2016.

The decrease in our non-operating expense was primarily due to improved operating results in 2017 by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate decreased to (59.9%) in 2017 from 41.4% in 2016. We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact of the reduction of the federal corporate statutory income tax rate beginning on January 1, 2018 from 35% to 21% related to the Tax Cuts and Jobs Act of 2017. Excluding that benefit, the effective tax rate was 40.1% in 2017. The decrease to 40.1% was due in part to certain federal employment tax credits realized as a discrete item and an excess tax benefit of $176,000 which was recorded as a decrease to the provision for income taxes in 2017 with the adoption of the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in 2017. In addition to the reduction of the federal corporate income tax rate, which will lower our effective tax rate by 14 points beginning in 2018, the Tax Cuts and Jobs Act of 2017 establishes new tax laws that will affect us beginning in 2018 including, but not limited to, bonus depreciation that will allow for full expensing of qualified property and the repeal of like-kind exchanges.

As a result of the factors described above, net income increased to $90.3 million, or $1.65 per diluted share, in 2017 from $33.5 million, or $0.61 per diluted share, in 2016. Excluding the deferred income taxes benefit, 2017 net income improved 1.1% to $33.8 million, or $0.62 per diluted share, from 2016.

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

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2016 vs. 2015	2016 vs. 2015	2016	2015

Operating revenue	$6,150	0.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	15,372	7.3	33.5	31.5
Purchased transportation	(7,311)	(6.2)	16.5	17.7
Fuel and fuel taxes	(10,507)	(10.0)	14.0	15.7
Supplies and maintenance	593	1.4	6.5	6.5
Depreciation	7,122	9.5	12.3	11.3
Operating taxes and licenses	185	2.1	1.4	1.3
Insurance and claims	2,971	10.2	4.8	4.4
Communications and utilities	401	6.8	0.9	0.9
Gain on disposition of revenue equipment	(4,918)	(88.1)	(1.6)	(0.8)
Gain on disposition of facilities	4,104	(100.0)	-	(0.6)
Other	898	4.8	2.9	2.8
Total operating expenses	8,910	1.5	91.3	90.8
Operating income	(2,760)	(4.5)	8.7	9.2
Other	865	232.5	0.2	0.1
Income before income taxes	(3,625)	(6.0)	8.5	9.1
Income taxes expense	(1,344)	(5.4)	3.5	3.8
Net income	$(2,281)	(6.4)%	5.0%	5.4%

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

Gain on disposition of facilities was $4.1 million in 2015. The disposition of the facilities, located in Ontario, CA and Indianapolis, IN, was part of our ongoing program to expand and update the footprint of our facilities throughout the United States, in which we have spent over $94 million since 2009. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

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

As a result of the factors described above, net income was $33.5 million in 2016 and $35.7 million in 2015. Net earnings per diluted share was $0.61 in 2016 and $0.64 in 2015. Net income in 2016 improved 0.4% over earnings of $33.3 million, or $0.59 per diluted share, in 2015 excluding the gain on disposition of facilities.

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

(In thousands)	2017	2016	2015
Net cash flows provided by operating activities	$121,879	$133,801	$128,670
Net cash flows used for investing activities	(95,318)	(97,290)	(125,081)
Net cash flows used for financing activities	(11,258)	(36,457)	(3,278)

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

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or in 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million.

In 2017, net cash flows provided by operating activities of $121.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to partially construct regional operating facilities in the amount of $5.8 million, and to pay cash dividends of $4.4 million, resulting in a $15.3 million increase in cash and cash equivalents. In 2016, net cash flows provided by operating activities of $133.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $89.9 million, to partially construct regional operating facilities in the amount of $5.1 million, to repay, net of borrowings, $30.0 million of long-term debt, to repurchase and retire 759,302 shares of our common stock for $7.5 million, and to pay cash dividends of $3.3 million. In 2015, net cash flows provided by operating activities of $128.7 million and net borrowings under our credit facility of $13.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.2 million, to partially construct regional operating facilities in the amount of $8.6 million, to repurchase and retire 1.6 million shares of our common stock for $16.2 million, and to pay cash dividends of $3.3 million. Our net cash flows beginning in 2018 will be increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017 which reduce the federal corporate statutory income tax rate and establish bonus depreciation that will allow for full expensing of qualified assets, partially offset by the repeal of like-kind exchanges.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $115 million in 2018. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each quarter of 2016 and 2015 and totaled $3.3 million in each of the two years. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At December 31, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2017 and 2016.

The following is a summary of our contractual obligations as of December 31, 2017.

	Payments Due by Period
(In thousands)	2018	2019 And 2020	2021 And 2022	Thereafter	Total
Purchase obligations for revenue equipment	$121,866	$—	$—	$—	$121,866
Land purchase obligations	4,000	—	—	—	4,000
Operating lease obligations	331	402	5	—	738
Total	$126,197	$402	$5	$—	$126,604

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2017 of 175,449 shares of Company common stock with a value of $3.6 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $12.9 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued, along with other additional guidance related to revenue recognition matters, ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The standards, which are effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. The new standards will require us to recognize revenue and related expenses within each of our four segments over time, compared with our current policy in which we record revenue and related expenses on the date shipment of freight is completed. Our current policy in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis is appropriate under the new standards.

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $300,000 as of December 31, 2017 and $275,000 as of December 31, 2016. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $571.9 million as of December 31, 2017 and $557.8 million as of December 31, 2016. Our depreciation expense was $85.1 million in 2017, $82.4 million in 2016 and $75.3 million in 2015. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2017 by approximately $11.1 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $12.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $26.2 million as of December 31, 2017 and $19.4 million as of December 31, 2016. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements” for a full description of recent accounting pronouncements and the respective dates of adoption and effect on our results of operations and financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2017, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.2 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 31 of this Report.

March 9, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 9, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 9, 2018

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,791	$488
Receivables:
Trade, less allowances of $300 and $275, respectively	74,886	69,199
Other	6,131	4,436
Prepaid expenses and other	19,810	19,307
Total current assets	116,618	93,430
Property and equipment:
Revenue equipment	652,974	634,831
Buildings and land	79,881	75,566
Office equipment and other	50,793	49,156
Less accumulated depreciation	(211,728)	(201,728)
Net property and equipment	571,920	557,825
Other assets	1,865	2,493
	$690,403	$653,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,478	$14,391
Insurance and claims accruals	26,177	19,440
Accrued liabilities	21,622	26,839
Total current liabilities	64,277	60,670
Long-term debt	—	7,886
Deferred income taxes	100,626	147,854
Total liabilities	164,903	216,410
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 96,000,000 shares authorized; 54,533,455 shares at December 31, 2017, and 54,391,525 shares at December 31, 2016, issued and outstanding	545	544
Additional paid-in capital	76,413	74,175
Retained earnings	448,542	362,619
Total stockholders’ equity	525,500	437,338
	$690,403	$653,748

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2017	2016	2015
Operating revenue	$698,120	$671,144	$664,994
Operating expenses (income):
Salaries, wages and benefits	226,091	224,827	209,455
Purchased transportation	118,349	110,719	118,030
Fuel and fuel taxes	105,390	94,075	104,582
Supplies and maintenance	41,613	43,912	43,319
Depreciation	85,120	82,445	75,323
Operating taxes and licenses	8,993	9,099	8,914
Insurance and claims	38,585	32,223	29,252
Communications and utilities	6,047	6,287	5,886
Gain on disposition of revenue equipment	(5,499)	(10,502)	(5,584)
Gain on disposition of facilities	—	—	(4,104)
Other	16,569	19,756	18,858
	641,258	612,841	603,931
Operating income	56,862	58,303	61,063
Other	389	1,237	372
Income before income taxes	56,473	57,066	60,691
Income taxes (benefit) expense	(33,811)	23,602	24,946
Net income	$90,284	$33,464	$35,745
Basic earnings per common share	$1.66	$0.62	$0.64
Diluted earnings per common share	$1.65	$0.61	$0.64
Dividends declared per common share	$0.08	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2014	55,698	$557	$87,370	$299,999	$387,926
Net income	—	—	—	35,745	35,745
Repurchase and retirement of common stock	(1,568)	(16)	(16,166)	7	(16,175)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	470	5	3,487	(2)	3,490
Tax benefits from share-based payment arrangement exercises	—	—	373	—	373
Share-based payment arrangement compensation expense	—	—	1,404	—	1,404
Dividends on common stock	—	—	—	(3,342)	(3,342)
Balance at December 31, 2015	54,600	546	76,468	332,407	409,421
Net income	—	—	—	33,464	33,464
Repurchase and retirement of common stock	(759)	(8)	(7,508)	3	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	551	6	4,413	(3)	4,416
Tax benefits from share-based payment arrangement exercises	—	—	46	—	46
Employee taxes paid in exchange for shares withheld	—	—	(127)	—	(127)
Share-based payment arrangement compensation expense	—	—	883	—	883
Dividends on common stock	—	—	—	(3,252)	(3,252)
Balance at December 31, 2016	54,392	544	74,175	362,619	437,338
Net income	—	—	—	90,284	90,284
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	141	1	1,089	—	1,090
Employee taxes paid in exchange for shares withheld	—	—	(47)	—	(47)
Share-based payment arrangement compensation expense	—	—	1,250	—	1,250
Dividends on common stock	—	—	—	(4,361)	(4,361)
Cash in lieu of fractional shares from stock split	—	—	(54)	—	(54)
Balance at December 31, 2017	54,533	$545	$76,413	$448,542	$525,500

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2017	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$90,284	$33,464	$35,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,120	82,445	75,323
Gain on disposition of revenue equipment	(5,499)	(10,502)	(5,584)
Gain on disposition of facilities	-	-	(4,104)
Deferred income taxes	(47,228)	13,490	14,720
Tax benefits from share-based payment arrangement exercises	-	46	373
Share-based payment arrangement compensation expense	1,250	883	1,404
Distribution from affiliate	400	-	-
Equity in loss from affiliate	271	1,018	296
Changes in other current operating items:
Receivables	(5,974)	8,518	7,968
Prepaid expenses and other	(503)	(1,173)	(1,274)
Accounts payable	11	594	(4,853)
Insurance and claims accruals	6,737	3,205	2,237
Accrued liabilities	(2,990)	1,813	6,419
Net cash provided by operating activities	121,879	133,801	128,670
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(148,856)	(154,984)	(174,165)
Proceeds from revenue equipment dispositions	61,227	65,082	56,011
Buildings and land, office equipment and other additions	(7,693)	(7,369)	(13,482)
Proceeds from buildings and land, office equipment and other dispositions	47	23	6,594
Other	(43)	(42)	(39)
Net cash used for investing activities	(95,318)	(97,290)	(125,081)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	40,831	179,687	141,908
Repayment of borrowings under credit facility and long-term debt	(48,717)	(209,668)	(128,414)
Repurchase and retirement of common stock	-	(7,513)	(16,175)
Dividends on common stock	(4,361)	(3,252)	(3,342)
Issuance of common stock from share-based payment arrangement exercises	1,090	4,416	3,490
Change in checks issued in excess of cash balances	-	-	(745)
Employee taxes paid in exchange for shares withheld	(47)	(127)	-
Cash in lieu of fractional shares from stock split	(54)	-	-
Net cash used for financing activities	(11,258)	(36,457)	(3,278)
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,303	54	311
CASH AND CASH EQUIVALENTS:
Beginning of year	488	434	123
End of year	$15,791	$488	$434
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$(1,559)	$4,511	$2,853
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$14,355	$31	$2,121
Interest	$151	$214	$252

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

In 2017, we replaced our company-owned tractors within an average of 3.8 years and our trailers within an average of 5.7 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $7.1 million in 2017, $6.9 million in 2016 and $6.3 million in 2015. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $12.9 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition: We record revenue and related expenses on the date shipment of freight is completed. Our largest customer, Walmart, accounted for 19% of our revenue in 2017 and 15% of our trade receivables as of December 31, 2017, 17% of our revenue in 2016 and 17% of our trade receivables as of December 31, 2016, and 13% of our revenue in 2015. During each of 2017, 2016 and 2015, approximately 99% of our revenue was generated within the United States.

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

Share-based payment arrangement compensation: Under our stock incentive plans, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including incentive and non-statutory stock options and performance unit awards. We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options and performance unit awards, to be recognized in the income statement based on their fair values at the date of grant.

Effective January 1, 2017, we adopted the provisions of FASB Accounting Standards Update, or ASU, No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in a $176,000 decrease to our provision for income taxes in 2017, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016.

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

Recent accounting pronouncements: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has also issued, along with other additional guidance related to revenue recognition matters, ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The standards, which are effective for the first quarter of 2018, will replace most existing revenue recognition guidance required by U.S. generally accepted accounting principles and will require additional disclosures. The new standards will require us to recognize revenue and related expenses within each of our four segments over time, compared with our current policy in which we record revenue and related expenses on the date shipment of freight is completed. Our current policy in which we account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis is appropriate under the new standards. The standards permit the use of either full retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standards recognized at the date of adoption. We will adopt the standards effective January 1, 2018 by recognizing the cumulative effect of initially applying the standards as an increase of $485,000 to the opening balance of retained earnings using the modified retrospective method. We expect the impact of the adoption of the standards to be immaterial to our net income on an ongoing basis. We will include the additional required disclosures beginning with our Form 10-Q for the first quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. The adoption of this standard is not expected to have a significant impact on our consolidated balance sheets, statements of operations or statements of cash flows.

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2017	2016
License fees	$4,858	$5,042
Tires in service	4,787	5,351
Parts and tires inventory	4,322	4,350
Insurance premiums	3,057	1,658
Other	2,786	2,906
	$19,810	$19,307

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2017	2016
Accrued expenses	$8,212	$12,903
Vacation	5,621	5,353
Salaries and wages	4,171	1,839
Accrued liability to MWL	1,765	3,026
Other	1,853	3,718
	$21,622	$26,839

3. Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility which matures in December 2019. In April 2016, we elected to reduce the aggregate principal amount of the facility from $75.0 million to $30.0 million. In December 2016, we entered into an amendment to the facility which increased the aggregate principal amount to $40.0 million. At December 31, 2017, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. At December 31, 2016, there was an outstanding principal balance of $7.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The weighted average interest rate for the facility was 1.46% at December 31, 2016.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2015 and 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2017 and 2016.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2017;

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board, chief executive officer and the principal stockholder. We paid that company $328,000 in 2017, $361,000 in 2016 and $335,000 in 2015 for fuel, tires and related services. In addition, we paid $2.5 million in 2017, $2.0 million in 2016 and $1.5 million in 2015 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any payables to that company as of December 31, 2017 or 2016.

(b)     We provide transportation services to MWL as described in Note 11.

5. Income Taxes

We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact of the reduction of the federal corporate statutory income tax rate beginning on January 1, 2018 from 35% to 21% related to the Tax Cuts and Jobs Act of 2017. Excluding that benefit, the 2017 federal deferred provision was $8.0 million and the effective tax rate was 40.1%. The Tax Cuts and Jobs Act of 2017 makes broad and complex changes to the U.S. tax code that affected 2017 including, but not limited to, reducing the federal corporate income tax rate as noted above and allowing bonus depreciation with full expensing of qualified property placed in service after September 27, 2017. We have completed the accounting under FASB ASC 740, Income Taxes and our estimates are considered final.

The components of the income taxes (benefit) expense consisted of the following:

(In thousands)	2017	2016	2015
Current:
Federal	$12,427	$8,987	$9,280
State	990	1,125	946
Total current	13,417	10,112	10,226

Deferred:
Federal	(48,424)	12,427	13,042
State	1,196	1,063	1,678
Total deferred	(47,228)	13,490	14,720
Total (benefit) expense	$(33,811)	$23,602	$24,946

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2017	2016	2015
Federal statutory income tax rate	35%	35%	35%
Per diem and other non-deductible expenses	4	4	3
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	2	3
Federal tax credits	(1)	—	—
Decrease in federal deferred taxes due to decrease in statutory rate	(100)	—	—
Other, net	(1)	—	—
Effective tax rate	(60)%	41%	41%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2017	2016
Deferred tax assets:
Reserves and accrued liabilities	$7,277	$8,490
Other	1,965	2,757
	9,242	11,247
Deferred tax liabilities:
Depreciation	107,453	155,936
Prepaid expenses	2,415	3,165
	109,868	159,101
Net deferred tax liability	$100,626	$147,854

We have not provided a valuation allowance against deferred tax assets at December 31, 2017 or 2016. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $407,000 as of December 31, 2017 and $536,000 as of December 31, 2016. The $129,000 decrease in the amount reserved in 2017 relates to current period tax positions and the removal of the reserve relating to 2012 tax positions, because that period has now closed. The amount reserved as of December 31, 2016 was added in 2012 through 2016 relating to current period tax positions. If recognized, $322,000 of the unrecognized tax benefits as of December 31, 2017 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $11,000 and $59,000 were recognized in our financial statements as of December 31, 2017 and 2016, respectively. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months. The federal statute of limitations remains open for 2014 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income	$90,284	$33,464	$35,745
Denominator:
Basic earnings per common share - weighted-average shares	54,492	54,177	55,796
Effect of dilutive stock options	358	284	395
Diluted earnings per common share - weighted-average shares and assumed conversions	54,850	54,461	56,191
Basic earnings per common share	$1.66	$0.62	$0.64
Diluted earnings per common share	$1.65	$0.61	$0.64

Options totaling 145,169, 564,833 and 542,333 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2017, 2016 and 2015, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 12) totaling 124,046, 64,162 and 116,092 equivalent shares for 2017, 2016 and 2015, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016 and did not repurchase any shares in the last three quarters of 2016 or in 2017. In the fourth quarter of 2015 we repurchased and retired 1.6 million shares of our common stock for $16.2 million.

9. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million.

10. Amendment to Amended and Restated Certificate of Incorporation

In May 2015, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value per share, from 48,000,000 shares to 96,000,000 shares.

11. Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $2.2 million, $1.2 million and $5.0 million of our revenue for loads transported by our tractors and arranged by MWL in 2017, 2016 and 2015, respectively. As of December 31, 2017, we also had a trade receivable in the amount of $1.1 million from MWL and an accrued liability of $1.8 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

12. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 799,110 shares have been awarded as of December 31, 2017. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2015 Plan is 1,333,333 shares. As of December 31, 2017, there were 445,172 shares reserved for issuance under options outstanding and 306,383 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2017, there were 473,411 shares reserved for issuance under options outstanding and 64,600 shares reserved for issuance under outstanding performance unit awards under the 2005 Plan, which will continue according to their terms. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2017	2016	2015

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	25%	25%	25%
Risk-free interest rate percentage(3)	2.0%	1.4%	1.8%
Expected dividend yield(4)	0.59%	0.50%	0.44%
Fair value as of the date of grant	$4.34	$3.17	$3.58

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

In August 2011, we granted 104,000 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our second grant of such awards. As of December 31, 2011 and each December 31st thereafter through December 31, 2015, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In May 2012, we granted 98,750 performance unit awards with similar terms to the awards previously granted, and which vested from December 31, 2012 through 2016.

In May 2013, we granted 104,250 performance unit awards with similar terms to the awards previously granted, and which vested from December 31, 2013 through 2017.

In May 2014, we granted 60,668 performance unit awards with similar terms to the awards previously granted, and also granted 18,337 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2014 vest from December 31, 2014 through 2018.

In May 2015, we granted 58,335 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, and also granted 32,500 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2015 vest from December 31, 2015 through 2019.

In May 2016, we granted 57,669 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, except that the calculation of vesting shares is based on our increase in net income instead of our increase in diluted net income per share. As permitted in the performance unit award agreements granted in 2011 through 2015, the calculation of the performance vesting component beginning with the year 2015 was adjusted to be based on the increase in net income. We also granted 21,671 performance unit awards in May 2016 and 1,667 awards in August 2016 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2016 vest from December 31, 2016 through 2020.

In May 2017, we granted 109,169 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2016, except that the service-based component was increased from five percent to ten percent per year. The Compensation Committee adjusted the equity vesting formula to better align it with our long-range growth plan. We also granted 43,342 performance unit awards in May 2017 and 2,000 awards in August 2017 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2017 vest from December 31, 2017 through 2021.

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

Total share-based compensation expense recorded in 2017 was $1.3 million ($738,000 net of income tax benefit, $0.01 of earnings per basic and diluted share), in 2016 was $883,000 ($547,000 net of income tax benefit, $0.01 of earnings per basic and diluted share), and in 2015 was $1.4 million ($870,000 net of income tax benefit, $0.02 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2017, there was a total of $1.3 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.1 years, and $3.9 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2021.

Effective January 1, 2017, we adopted the provisions of FASB ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in a $176,000 decrease to our provision for income taxes in 2017, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016.

Option activity in 2017 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	922,934	$10.94
Granted	136,501	16.32
Exercised	(124,016)	8.83
Forfeited	(16,836)	11.43
Outstanding at December 31, 2017	918,583	$12.02
Exercisable at December 31, 2017	505,355	$10.42

The 918,583 options outstanding as of December 31, 2017 have a weighted average remaining contractual life of 4.0 years and an aggregate intrinsic value based on our closing stock price on December 29, 2017 for in-the-money options of $7.6 million. The 505,355 options exercisable as of the same date have a weighted average remaining contractual life of 3.1 years and an aggregate intrinsic value similarly calculated of $5.0 million.

The fair value of options granted in 2017, 2016 and 2015 was $592,000, $227,000 and $918,000, respectively, for service-based options. The total intrinsic value of options exercised in 2017, 2016 and 2015 was $830,000, $1.9 million and $2.4 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2017, 2016 and 2015 were $1.1 million, $4.4 million and $3.5 million, respectively.

Nonvested service-based option awards as of December 31, 2017 and changes during 2017 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2016	444,476	$3.46	5.0
Granted	136,501	4.34	6.7
Vested	(151,912)	3.39	3.4
Forfeited	(15,837)	3.19	4.3
Nonvested at December 31, 2017	413,228	$3.79	5.1

The total fair value of options which vested during 2017, 2016 and 2015 was $515,000, $534,000 and $502,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2017:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	253,028		$11.66
Granted	154,511		14.48
Vested	(37,648	)(1)	12.86
Forfeited	(47,229)		8.58
Nonvested at December 31, 2017	322,662		$13.32

(1)

This number of performance unit award shares vested based on our financial performance in 2017 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2018. As permitted in the performance unit award agreements granted in 2013 through 2015, the Compensation Committee of our Board of Directors adjusted the calculation of the performance vesting component for 2017 to be based on our increase in net income instead of our increase in diluted net income per share. Additionally, the $56.5 million deferred income taxes benefit related to the federal Tax Cuts and Jobs Act of 2017 was excluded from the calculation of the increase in net income from 2016 to 2017. The fair value of unit award shares that vested in 2017 was $484,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2017 was $18,000 for participants less than age 50 and $24,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2017, 2016 or 2015. Total expense recorded for the plan was $2.1 million in each of 2017 and 2016 and $1.9 million in 2015.

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

13. Excess Tax Benefit Reclassification

Effective January 1, 2017, we adopted the provisions of FASB ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. This standard changed the classification of excess tax benefits in the statements of cash flows. We retrospectively reclassified $235,000 and $432,000 of excess tax benefits for 2016 and 2015, respectively, from financing to operating activities within our 2017 consolidated statements of cash flows.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2017, 175,449 shares of Company common stock were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

15. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

16. Commitments and Contingencies

We are committed to purchase $121.9 million of new revenue equipment in 2018, along with a land purchase obligation of $4.0 million in 2018 and operating lease obligation expenditures totaling $738,000 through 2021.

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

17. Business Segments

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

(Dollars in thousands)	2017	2016	2015
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$336,596	$339,967	$348,101
Truckload fuel surcharge revenue	43,614	35,884	50,260
Total Truckload revenue	380,210	375,851	398,361

Dedicated revenue, net of fuel surcharge revenue	153,691	147,007	107,264
Dedicated fuel surcharge revenue	13,190	10,363	11,008
Total Dedicated revenue	166,881	157,370	118,272

Intermodal revenue, net of fuel surcharge revenue	70,282	64,508	65,877
Intermodal fuel surcharge revenue	10,339	6,982	11,081
Total Intermodal revenue	80,621	71,490	76,958

Brokerage revenue	70,408	66,433	71,403

Total operating revenue	$698,120	$671,144	$664,994

Operating income:
Truckload	$26,326	$27,438	$35,517
Dedicated	17,074	19,550	12,818
Intermodal	8,303	7,131	4,832
Brokerage	5,159	4,184	3,792
Total operating income before gain on disposition of facilities	56,862	58,303	56,959
Gain on disposition of facilities	-	-	4,104
Total operating income	$56,862	$58,303	$61,063

Truckload segment depreciation expense was $57.2 million, $56.2 million and $53.7 million, Dedicated segment depreciation expense was $22.0 million, $20.6 million and $15.0 million, Intermodal segment depreciation expense was $4.6 million, $3.9 million and $5.4 million, and Brokerage segment depreciation expense was $1.3 million, $1.7 million and $1.3 million, in 2017, 2016 and 2015, respectively.

18. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2017 and 2016:

2017 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$173,159	$171,511	$170,679	$182,771
Operating income	13,938	15,569	13,022	14,333
Net income	8,214	9,141	7,855	65,074
Net income – excluding deferred income taxes benefit(1)	8,214	9,141	7,855	8,609
Basic earnings per common share	0.15	0.17	0.14	1.19
Basic earnings per common share – excluding deferred income taxes benefit(1)	0.15	0.17	0.14	0.16
Diluted earnings per common share	0.15	0.17	0.14	1.18
Diluted earnings per common share – excluding deferred income taxes benefit(1)	0.15	0.17	0.14	0.16

2016 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$161,929	$166,090	$170,464	$172,661
Operating income	14,125	14,776	14,869	14,533
Net income	8,193	8,531	8,437	8,303
Basic earnings per common share	0.15	0.16	0.16	0.15
Diluted earnings per common share	0.15	0.16	0.15	0.15

(1)

The amounts are presented for comparative purposes excluding the $56.5 million deferred income taxes benefit recorded to recognize the impact of the reduction of the federal corporate statutory income tax rate beginning on January 1, 2018 from 35% to 21% related to the Tax Cuts and Jobs Act of 2017.

The sum of the basic and diluted earnings per common share for the 2017 quarters is less than the amounts for the year due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2018 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.	Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy Statement is incorporated in this Report by reference.

D.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2018 Proxy Statement is incorporated in this Report by reference.

F.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2018 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2018 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2018 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2018 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2018 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.    Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 9, 2018. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Bylaws of the Company	See Exhibit 3.4 above.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.3	First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.4	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.5	Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.6	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.7	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.8	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.9	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.10	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

Item No.	Item	Filing Method

10.11	Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

10.12	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.13	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

10.14	Fifth Amendment to Credit Agreement, dated as of December 22, 2014, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

10.15	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.16	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.17	Marten Transport, Ltd. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.18	Sixth Amendment to Credit Agreement, dated as of November 4, 2015, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2015.

10.19	Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

10.20	Seventh Amendment to Credit Agreement, dated as of December 6, 2016, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 12, 2016.

10.21	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2017.

Item No.	Item	Filing Method

10.22	Second Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chief Executive Officer (Principal Executive Officer)	Filed with this Report.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

101	The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 9, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three years ended December 31, 2017, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2017, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2017, and (v) Notes to Consolidated Financial Statements.	Filed with this Report.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2018	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 9, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Ronald R. Booth

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2017	$19,440	$53,609	$(46,872	) (1)	$26,177
Year ended December 31, 2016	16,235	49,614	(46,409	) (1)	19,440
Year ended December 31, 2015	13,998	45,271	(43,034	) (1)	16,235

Allowance for doubtful accounts:
Year ended December 31, 2017	275	33	(8	) (2)	300
Year ended December 31, 2016	305	88	(118	) (2)	275
Year ended December 31, 2015	475	59	(229	) (2)	305

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.