Form 10-Q
period 2018-03-31
MARTEN TRANSPORT LTD
filed 2018-05-10
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2018

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,592,042 as of May 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share information)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$10,398	$15,791
Receivables:
Trade, net	82,090	74,886
Other	7,037	6,131
Prepaid expenses and other	19,186	19,810
Total current assets	118,711	116,618

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	808,750	783,648
Accumulated depreciation	(217,558)	(211,728)
Net property and equipment	591,192	571,920
Other assets	2,062	1,865
Total assets	$711,965	$690,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,421	$38,100
Insurance and claims accruals	25,414	26,177
Total current liabilities	74,835	64,277
Deferred income taxes	101,676	100,626
Total liabilities	176,511	164,903

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 96,000,000 shares authorized; 54,589,542 shares at March 31, 2018, and 54,533,455 shares at December 31, 2017, issued and outstanding	546	545
Additional paid-in capital	76,915	76,413
Retained earnings	457,993	448,542
Total stockholders’ equity	535,454	525,500
Total liabilities and stockholders’ equity	$711,965	$690,403

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2018	2017

Operating revenue	$186,960	$173,159

Operating expenses (income):
Salaries, wages and benefits	58,822	56,400
Purchased transportation	35,026	29,362
Fuel and fuel taxes	29,044	25,956
Supplies and maintenance	10,436	10,990
Depreciation	21,815	21,383
Operating taxes and licenses	2,287	2,247
Insurance and claims	10,290	8,914
Communications and utilities	1,683	1,581
Gain on disposition of revenue equipment	(1,211)	(1,103)
Other	5,174	3,491

Total operating expenses	173,366	159,221

Operating income	13,594	13,938

Other	(189)	141

Income before income taxes	13,783	13,797

Income taxes expense	3,452	5,583

Net income	$10,331	$8,214

Basic earnings per common share	$0.19	$0.15

Diluted earnings per common share	$0.19	$0.15

Dividends declared per common share	$0.025	$0.015

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2016	54,392	$544	$74,175	$362,619	$437,338
Net income	-	-	-	8,214	8,214
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	83	1	614	-	615
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	149	-	149
Dividends on common stock	-	-	-	(817)	(817)
Balance at March 31, 2017	54,475	545	74,891	370,016	445,452
Net income	-	-	-	82,070	82,070
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	58	-	475	-	475
Share-based payment arrangement compensation expense	-	-	1,101	-	1,101
Dividends on common stock	-	-	-	(3,544)	(3,544)
Cash in lieu of fractional shares from stock split	-	-	(54)	-	(54)
Balance at December 31, 2017	54,533	545	76,413	448,542	525,500
Adoption of accounting standard (Note 2)	-	-	-	485	485
Net income	-	-	-	10,331	10,331
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	1	285	-	286
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	321	-	321
Dividends on common stock	-	-	-	(1,365)	(1,365)
Balance at March 31, 2018	54,590	$546	$76,915	$457,993	$535,454

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Operations:
Net income	$10,331	$8,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,815	21,383
Gain on disposition of revenue equipment	(1,211)	(1,103)
Deferred income taxes	1,050	3,416
Share-based payment arrangement compensation expense	321	149
Distribution from affiliate	-	400
Equity in (earnings) loss from affiliate	(188)	143
Adoption of accounting standard (Note 2)	485	-
Changes in other current operating items:
Receivables	(7,535)	771
Prepaid expenses and other	624	2,205
Accounts payable and accrued liabilities	(1,747)	954
Insurance and claims accruals	(763)	1,142
Net cash provided by operating activities	23,182	37,674

Cash flows used for investing activities:
Revenue equipment additions	(37,696)	(32,797)
Proceeds from revenue equipment dispositions	14,924	12,594
Buildings and land, office equipment and other additions	(4,611)	(743)
Other	(9)	(16)
Net cash used for investing activities	(27,392)	(20,962)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	-	30,816
Repayment of borrowings under credit facility and long-term debt	-	(38,702)
Dividends on common stock	(1,365)	(817)
Issuance of common stock from share-based payment arrangement exercises	286	615
Employee taxes paid in exchange for shares withheld	(104)	(47)
Net cash used for financing activities	(1,183)	(8,135)

Net change in cash and cash equivalents	(5,393)	8,577

Cash and cash equivalents:
Beginning of period	15,791	488
End of period	$10,398	$9,065

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$12,493	$1,139

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$463	$290
Interest	$8	$24

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2017 Annual Report on Form 10-K.

(2) Adoption of New Accounting Standard

We account for our revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an increase of $485,000 to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income and financial position on an ongoing basis.

The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments Due to ASC 606		Balance at January 1, 2018
Assets:
Prepaid expenses and other	$19,810	$2,445	(a)	$22,255
Liabilities:
Accounts payable and accrued liabilities	38,100	1,960		40,060
Stockholders’ equity:
Retained earnings	448,542	485		449,027

(a)	Contract assets balance at January 1, 2018.

The impact of the adoption of the new revenue standard on our consolidated condensed statement of operations and balance sheet was as follows:

	Three Months Ended March 31, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported

Operating revenue	$187,055	$(95)	$186,960
Operating expenses:
Salaries, wages and benefits	58,758	64	58,822
Purchased transportation	34,823	203	35,026
Fuel and fuel taxes	29,043	1	29,044
Supplies and maintenance	10,411	25	10,436
Income taxes expense	3,559	(107)	3,452
Net income	10,612	(281)	10,331

	Balance at March 31, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606		As Reported
Assets:
Prepaid expenses and other	$16,836	$2,350	(a)	$19,186
Liabilities:
Accounts payable and accrued liabilities	47,275	2,146		49,421
Stockholders’ equity:
Retained earnings	457,789	204		457,993

(a)	Contract assets balance at March 31, 2018.

(3) Revenue and Business Segments

We account for our revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under ASC 606.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other ancillary services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of March 31, 2018. We had no impairment losses on contract assets in the three months ended March 31, 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated condensed statements of operations.

The following table sets forth for the periods indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

	Three Months
	Ended March 31,
(In thousands)	2018	2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,216	$84,811
Truckload fuel surcharge revenue	12,801	10,847
Total Truckload revenue	93,017	95,658

Dedicated revenue, net of fuel surcharge revenue	42,364	36,899
Dedicated fuel surcharge revenue	6,469	3,378
Total Dedicated revenue	48,833	40,277

Intermodal revenue, net of fuel surcharge revenue	20,808	16,811
Intermodal fuel surcharge revenue	3,844	2,375
Total Intermodal revenue	24,652	19,186

Brokerage revenue	20,458	18,038
Total operating revenue	$186,960	$173,159

Operating income:
Truckload	$6,815	$5,974
Dedicated	2,488	4,487
Intermodal	2,978	2,149
Brokerage	1,313	1,328
Total operating income	$13,594	$13,938

Truckload segment depreciation expense was $13.5 million and $14.6 million, Dedicated segment depreciation expense was $6.7 million and $5.3 million, Intermodal segment depreciation expense was $1.3 million and $1.1 million, and Brokerage segment depreciation expense was $323,000 and $334,000, in the three-month periods ended March 31, 2018 and 2017, respectively.

(4) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2018	2017
Numerator:
Net income	$10,331	$8,214
Denominator:
Basic earnings per common share - weighted-average shares	54,572	54,426
Effect of dilutive stock options	523	312
Diluted earnings per common share - weighted-average shares and assumed conversions	55,095	54,738

Basic earnings per common share	$0.19	$0.15
Diluted earnings per common share	$0.19	$0.15

Options totaling 16,000 and 381,667 equivalent shares for the three-month periods ended March 31, 2018 and 2017, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 126,350 and 41,400 equivalent shares for the three-month periods ended March 31, 2018 and 2017, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(5) Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(6) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility up to an aggregate principal amount of $40.0 million which matures in December 2019. At March 31, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. At December 31, 2017, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $12.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 2.6% at March 31, 2018.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2018 and December 31, 2017.

(7) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $125,000 in the first three months of 2018 and $96,000 in the first three months of 2017 for fuel, tires and related services. In addition, we paid $438,000 in the first three months of 2018 and $1.1 million in the first three months of 2017 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 11.

(8) Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares on August 15, 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We did not repurchase any shares in 2017 or in the first three months of 2018. As of March 31, 2018, future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

(9) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.025 per share of common stock was declared in the first three months of 2018 and totaled $1.4 million. A quarterly cash dividend of $0.015 per share of common stock was declared in the first three months of 2017 and totaled $817,000.

(10) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first three months of 2018, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2018 and 2017 was $321,000 and $149,000, respectively.

(11) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $1.5 million and $164,000 of our revenue for loads transported by our tractors and arranged by MWL in the first three months of 2018 and 2017, respectively. As of March 31, 2018, we also had a trade receivable in the amount of $1.0 million from MWL and an accrued liability of $825,000 to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(12) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

We are committed to purchase $90.5 million of new revenue equipment through the remainder of 2018. Operating lease obligations through 2021 total $654,000.

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

(14) Use of Estimates

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

(15) Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2017. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $13.8 million, or 8.0%, from the first three months of 2017 to the first three months of 2018. Our operating revenue, net of fuel surcharges, increased $7.3 million, or 4.7%, compared with the first three months of 2017. Truckload segment revenue, net of fuel surcharges, decreased 5.4% from the first three months of 2017, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 14.8% from the first three months of 2017, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with customers. Intermodal segment revenue, net of fuel surcharges, increased 23.8% due to increased volume and Brokerage segment revenue increased 13.4% due to increased revenue per load in the first three months of 2018. Fuel surcharge revenue increased to $23.1 million in the first three months of 2018 from $16.6 million in the first three months of 2017 primarily due to higher fuel prices and a shift during the first three months of 2018 of a portion of line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.7% in the first three months of 2018 and 92.0% in the first three months of 2017. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.7% in the first three months of 2018 and 91.1% in the first three months of 2017. Our net income increased to $10.3 million, or $0.19 per diluted share, in the first three months of 2018 from $8.2 million, or $0.15 per diluted share, in the first three months of 2017.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2018, we had $10.4 million of cash and cash equivalents, $535.5 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2018, net cash flows provided by operating activities of $23.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $22.8 million, to acquire and partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.4 million, resulting in a $5.4 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $90 million for the remainder 2018. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2018	2017
Truckload Segment:
Revenue (in thousands)	$93,017	$95,658
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,679	$3,416
Average tractors(1)	1,696	1,931
Average miles per trip	603	615
Total miles (in thousands)	40,582	46,060

Dedicated Segment:
Revenue (in thousands)	$48,833	$40,277
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,267	$3,462
Average tractors(1)	1,009	829
Average miles per trip	297	299
Total miles (in thousands)	21,135	18,579

Intermodal Segment:
Revenue (in thousands)	$24,652	$19,186
Loads	10,737	9,584
Average tractors	82	77

Brokerage Segment:
Revenue (in thousands)	$20,458	$18,038
Loads	11,889	13,354

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 55 and 67 tractors as of March 31, 2018 and 2017, respectively.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,216	$84,811	$(4,595)	(5.4)%
Truckload fuel surcharge revenue	12,801	10,847	1,954	18.0
Total Truckload revenue	93,017	95,658	(2,641)	(2.8)

Dedicated revenue, net of fuel surcharge revenue	42,364	36,899	5,465	14.8
Dedicated fuel surcharge revenue	6,469	3,378	3,091	91.5
Total Dedicated revenue	48,833	40,277	8,556	21.2

Intermodal revenue, net of fuel surcharge revenue	20,808	16,811	3,997	23.8
Intermodal fuel surcharge revenue	3,844	2,375	1,469	61.9
Total Intermodal revenue	24,652	19,186	5,466	28.5

Brokerage revenue	20,458	18,038	2,420	13.4

Total operating revenue	$186,960	$173,159	$13,801	8.0%

Operating income:
Truckload	$6,815	$5,974	$841	14.1%
Dedicated	2,488	4,487	(1,999)	(44.6)
Intermodal	2,978	2,149	829	38.6
Brokerage	1,313	1,328	(15)	(1.1)
Total operating income	$13,594	$13,938	$(344)	(2.5)%

Operating ratio(1):
Truckload	92.7%	93.8%
Dedicated	94.9	88.9
Intermodal	87.9	88.8
Brokerage	93.6	92.6
Consolidated operating ratio	92.7%	92.0%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $13.8 million, or 8.0%, to $187.0 million in the 2018 period from $173.2 million in the 2017 period. Our operating revenue, net of fuel surcharges, increased $7.3 million, or 4.7%, to $163.8 million in the 2018 period from $156.6 million in the 2017 period. This increase was due to a $5.5 million increase in Dedicated revenue, net of fuel surcharges, a $4.0 million increase in Intermodal revenue, net of fuel surcharges, and a $2.4 million increase in Brokerage revenue, partially offset by a $4.6 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $23.1 million in the 2018 period from $16.6 million in the 2017 period primarily due to higher fuel prices and a shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers.

Truckload segment revenue decreased $2.6 million, or 2.8%, to $93.0 million in the 2018 period from $95.7 million in the 2017 period. Truckload segment revenue, net of fuel surcharges, decreased $4.6 million, or 5.4%, to $80.2 million in the 2018 period from $84.8 million in the 2017 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The improvement in the operating ratio in the 2018 period was primarily due to the increase in our average revenue per tractor.

Dedicated segment revenue increased $8.6 million, or 21.2%, to $48.8 million in the 2018 period from $40.3 million in the 2017 period. Dedicated segment revenue, net of fuel surcharges, increased 14.8% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with customers. The increase in the operating ratio for our Dedicated segment was primarily due to startup costs associated with new business that began in the 2018 period and an increase in insurance and claims expense.

Intermodal segment revenue increased $5.5 million, or 28.5%, to $24.7 million in the 2018 period from $19.2 million in the 2017 period. Intermodal segment revenue, net of fuel surcharges, increased 23.8% from the 2017 period due to an increase in volume. The operating ratio in the 2018 period improved from the 2017 period through increased rates with our customers and multiple cost control measures.

Brokerage segment revenue increased $2.4 million, or 13.4%, to $20.5 million in the 2018 period from $18.0 million in the 2017 period due to an increase in revenue per load. The increase in the operating ratio in the 2018 period was due in part to the increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$13,801	8.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,422	4.3	31.5	32.6
Purchased transportation	5,664	19.3	18.7	17.0
Fuel and fuel taxes	3,088	11.9	15.5	15.0
Supplies and maintenance	(554)	(5.0)	5.6	6.3
Depreciation	432	2.0	11.7	12.3
Operating taxes and licenses	40	1.8	1.2	1.3
Insurance and claims	1,376	15.4	5.5	5.1
Communications and utilities	102	6.5	0.9	0.9
Gain on disposition of revenue equipment	(108)	(9.8)	(0.6)	(0.6)
Other	1,683	48.2	2.8	2.0
Total operating expenses	14,145	8.9	92.7	92.0
Operating income	(344)	(2.5)	7.3	8.0
Other	(330)	(234.0)	(0.1)	0.1
Income before income taxes	(14)	(0.1)	7.4	8.0
Income taxes expense	(2,131)	(38.2)	1.8	3.2
Net income	$2,117	25.8%	5.5%	4.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $2.4 million, or 4.3%, in the 2018 period from the 2017 period. The increase in salaries, wages and benefits from the 2017 period resulted primarily from an increase in company driver compensation expense of $1.3 million, along with an increase in employee’s health insurance expense of $872,000 due to an increase in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $5.7 million in total, or 19.3%, in the 2018 period from the 2017 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $2.1 million to $17.3 million in the 2018 period from $15.2 million in the 2017 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $3.8 million to $15.9 million in the 2018 period from $12.2 million in the 2017 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $175,000 in the 2018 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $3.1 million, or 11.9%, in the 2018 period from the 2017 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.0 million, or 18.1%, to $9.3 million in the 2018 period from $11.3 million in the 2017 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.3 million from $1.9 million in the 2017 period. Despite an increase in the DOE national average cost of fuel to $3.02 per gallon from $2.57 per gallon in the 2017 period, net fuel expense decreased to 6.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.2% in the 2017 period. The net fuel expense to revenue improved primarily due to a shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers. Increases in our miles per gallon and in our revenue rate per mile in the 2018 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $554,000, or 5.0%, from the 2017 period primarily due to a decrease in our loading/unloading expense.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.4 million increase in insurance and claims in the 2018 period was primarily due to increases in the cost of physical damage claims related to our tractors and trailers, and cargo claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $1.2 million in the 2018 period and $1.1 million in the 2017 period. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $1.7 million increase in other operating expenses in the 2018 period was due in part to proceeds received in the 2017 period from the settlement of a lawsuit, net of 2017 period legal expenses, of $1.0 million.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.7% in the 2018 period and 92.0% in the 2017 period. The operating ratio for our Truckload segment was 92.7% in the 2018 period and 93.8% in the 2017 period, for our Dedicated segment was 94.9% in the 2018 period and 88.9% in the 2017 period, for our Intermodal segment was 87.9% in the 2018 period and 88.8% in the 2017 period, and for our Brokerage segment was 93.6% in the 2018 period and 92.6% in the 2017 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.7% in the 2018 period and 91.1% in the 2017 period.

The increase in our non-operating income was primarily due to improved operating results in the 2018 period by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 25.0% in the 2018 period from 40.5% in the 2017 period primarily due to the reduction of our federal income tax rate under the Tax Cuts and Jobs Act of 2017.

As a result of the factors described above, net income increased to $10.3 million, or $0.19 per diluted share, in the 2018 period from $8.2 million, or $0.15 per diluted share, in the 2017 period.

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

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash flows provided by operating activities	$23,182	$37,674
Net cash flows used for investing activities	(27,392)	(20,962)
Net cash flows used for financing activities	(1,183)	(8,135)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares on August 15, 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We did not repurchase any shares in 2017 or in the first three months of 2018. As of March 31, 2018 future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

In the first three months of 2018, net cash flows provided by operating activities of $23.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $22.8 million, to acquire and partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.4 million, resulting in a $5.4 million decrease in cash and cash equivalents. In the first three months of 2017, net cash flows provided by operating activities of $37.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $20.2 million, to repay, net of borrowings, $7.9 million of long-term debt and to pay cash dividends of $817,000, resulting in an $8.6 million increase in cash and cash equivalents. Beginning with the first three months of 2018, our net cash flows will increase as a result of the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate statutory income tax rate and established bonus depreciation that allows for full expensing of qualified assets, partially offset by the repeal of like-kind exchanges.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $90 million for the remainder of 2018. A quarterly cash dividend of $0.025 per share of common stock was declared in the first three months of 2018 and totaled $1.4 million. A quarterly cash dividend of $0.015 per share of common stock was declared in the first three months of 2017 and totaled $817,000. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility up to an aggregate principal amount of $40.0 million which matures in December 2019. At March 31, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $12.9 million and remaining borrowing availability of $27.1 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2018 and December 31, 2017.

The following is a summary of our contractual obligations as of March 31, 2018.

	Payments Due by Period
(In thousands)	Remainder of 2018	2019 And 2020	2021 And 2022	Thereafter	Total
Purchase obligations for revenue equipment	$90,515	$—	$—	$—	$90,515
Operating lease obligations	247	402	5	—	654
Total	$90,762	$402	$5	$—	$91,169

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2018 of 175,641 shares of Company common stock with a value of $4.0 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $12.9 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2018.

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

Revenue Recognition. We account for our revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated condensed statements of operations.

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $300,000 as of both March 31, 2018 and December 31, 2017. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $591.2 million as of March 31, 2018 and $571.9 million as of December 31, 2017. Our depreciation expense was $21.8 million for the first three months of 2018 and $21.4 million for the first three months of 2017. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2018 by approximately $11.3 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $12.9 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $25.4 million as of March 31, 2018 and $26.2 million as of December 31, 2017. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

See Note 15 of “Notes to Consolidated Condensed Financial Statements” for a full description of recent accounting pronouncements and the respective dates of adoption and effect on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2018, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

Changes in Internal Control Over Financial Reporting. Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, additional estimates of revenue and related expenses for loads in progress at period-ends, and gathering of information provided in disclosures.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2017.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2018 and March 31, 2017, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2018 and March 31, 2017, and for the nine-month period ended December 31, 2017, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2018 and March 31, 2017, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 10, 2018	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)