Form 10-Q
period 2018-06-30
MARTEN TRANSPORT LTD
filed 2018-08-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,659,074 as of July 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,003	$15,791
Receivables:
Trade, net	85,549	74,886
Other	7,190	6,131
Prepaid expenses and other	19,876	19,810
Total current assets	134,618	116,618

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	805,723	783,648
Accumulated depreciation	(218,071)	(211,728)
Net property and equipment	587,652	571,920
Other assets	2,169	1,865
Total assets	$724,439	$690,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,782	$38,100
Insurance and claims accruals	25,574	26,177
Total current liabilities	71,356	64,277
Deferred income taxes	103,841	100,626
Total liabilities	175,197	164,903

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,659,074 shares at June 30, 2018, and 54,533,455 shares at December 31, 2017, issued and outstanding	547	545
Additional paid-in capital	78,366	76,413
Retained earnings	470,329	448,542
Total stockholders’ equity	549,242	525,500
Total liabilities and stockholders’ equity	$724,439	$690,403

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2018	2017	2018	2017

Operating revenue	$197,024	$171,511	$383,984	$344,670

Operating expenses (income):
Salaries, wages and benefits	63,250	56,715	122,072	113,115
Purchased transportation	35,048	27,516	70,074	56,878
Fuel and fuel taxes	31,742	25,007	60,786	50,963
Supplies and maintenance	10,251	10,541	20,687	21,531
Depreciation	22,193	21,306	44,008	42,689
Operating taxes and licenses	2,364	2,252	4,651	4,499
Insurance and claims	8,941	8,848	19,231	17,762
Communications and utilities	1,647	1,487	3,330	3,068
Gain on disposition of revenue equipment	(2,160)	(1,871)	(3,371)	(2,974)
Other	5,525	4,141	10,699	7,632

Total operating expenses	178,801	155,942	352,167	315,163

Operating income	18,223	15,569	31,817	29,507

Other	(138)	125	(327)	266

Income before income taxes	18,361	15,444	32,144	29,241

Income taxes expense	4,659	6,303	8,111	11,886

Net income	$13,702	$9,141	$24,033	$17,355

Basic earnings per common share	$0.25	$0.17	$0.44	$0.32

Diluted earnings per common share	$0.25	$0.17	$0.44	$0.32

Dividends declared per common share	$0.025	$0.015	$0.05	$0.03

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2016	54,392	$544	$74,175	$362,619	$437,338
Net income	-	-	-	17,355	17,355
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	122	1	882	-	883
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	730	-	730
Dividends on common stock	-	-	-	(1,635)	(1,635)
Balance at June 30, 2017	54,514	545	75,740	378,339	454,624
Net income	-	-	-	72,929	72,929
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	19	-	207	-	207
Share-based payment arrangement compensation expense	-	-	520	-	520
Dividends on common stock	-	-	-	(2,726)	(2,726)
Cash in lieu of fractional shares from stock split	-	-	(54)	-	(54)
Balance at December 31, 2017	54,533	545	76,413	448,542	525,500
Adoption of accounting standard (Note 2)	-	-	-	485	485
Net income	-	-	-	24,033	24,033
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	126	2	847	-	849
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	1,210	-	1,210
Dividends on common stock	-	-	-	(2,731)	(2,731)
Balance at June 30, 2018	54,659	$547	$78,366	$470,329	$549,242

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Operations:
Net income	$24,033	$17,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,008	42,689
Gain on disposition of revenue equipment	(3,371)	(2,974)
Deferred income taxes	3,215	192
Share-based payment arrangement compensation expense	1,210	730
Distribution from affiliate	45	400
Equity in (earnings) loss from affiliate	(331)	264
Adoption of accounting standard (Note 2)	485	-
Changes in other current operating items:
Receivables	(8,854)	3,191
Prepaid expenses and other	(66)	1,672
Accounts payable and accrued liabilities	7,604	(670)
Insurance and claims accruals	(603)	2,371
Net cash provided by operating activities	67,375	65,220

Cash flows used for investing activities:
Revenue equipment additions	(85,325)	(76,210)
Proceeds from revenue equipment dispositions	31,954	31,304
Buildings and land, office equipment and other additions	(5,788)	(2,034)
Other	(18)	(25)
Net cash used for investing activities	(59,177)	(46,965)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	-	30,816
Repayment of borrowings under credit facility and long-term debt	-	(38,702)
Dividends on common stock	(2,731)	(1,635)
Issuance of common stock from share-based payment arrangement exercises	849	883
Employee taxes paid in exchange for shares withheld	(104)	(47)
Net cash used for financing activities	(1,986)	(8,685)

Net change in cash and cash equivalents	6,212	9,570

Cash and cash equivalents:
Beginning of period	15,791	488
End of period	$22,003	$10,058

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(2,790)	$3,156

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$848	$7,892
Interest	$20	$29

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018

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

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments Due to ASC 606		Balance at January 1, 2018
Assets:
Prepaid expenses and other	$19,810	$2,445	(a)	$22,255
Liabilities:
Accounts payable and accrued liabilities	38,100	1,960		40,060
Stockholders’ equity:
Retained earnings	448,542	485		449,027

(a)	Contract assets balance at January 1, 2018.

The impact of the adoption of the new revenue standard on our consolidated condensed statement of operations and balance sheet was as follows:

	Three Months Ended June 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported

Operating revenue	$197,113	$(89)	$197,024
Operating expenses:
Salaries, wages and benefits	63,262	(12)	63,250
Purchased transportation	35,106	(58)	35,048
Fuel and fuel taxes	31,740	2	31,742
Supplies and maintenance	10,300	(49)	10,251
Income taxes expense	4,652	7	4,659
Net income	13,681	21	13,702

	Six Months Ended June 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported

Operating revenue	$384,168	$(184)	$383,984
Operating expenses:
Salaries, wages and benefits	122,020	52	122,072
Purchased transportation	69,929	145	70,074
Fuel and fuel taxes	60,783	3	60,786
Supplies and maintenance	20,711	(24)	20,687
Income taxes expense	8,211	(100)	8,111
Net income	24,293	(260)	24,033

	Balance at June 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606		As Reported
Assets:
Prepaid expenses and other	$17,615	$2,261	(a)	$19,876
Liabilities:
Accounts payable and accrued liabilities	43,746	2,036		45,782
Stockholders’ equity:
Retained earnings	470,104	225		470,329

(a)	Contract assets balance at June 30, 2018.

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

Our Brokerage segment develops contractual relationships with and arranges for third-party carriers to transport freight for our customers in temperature-controlled trailers and dry vans within the United States and into and out of Mexico through Marten Transport Logistics, LLC, which was established in 2007 and operates pursuant to brokerage authority granted by the United States Department of Transportation, or DOT. We retain the billing, collection and customer management responsibilities. The main factors that affect our Brokerage revenue are the rate per mile and other charges that we receive from our customers.

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other ancillary services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of June 30, 2018. We had no impairment losses on contract assets in the six months ended June 30, 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2018	2017	2018	2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,525	$84,480	$160,741	$169,291
Truckload fuel surcharge revenue	13,879	10,434	26,680	21,281
Total Truckload revenue	94,404	94,914	187,421	190,572

Dedicated revenue, net of fuel surcharge revenue	47,232	38,601	89,596	75,500
Dedicated fuel surcharge revenue	9,739	2,901	16,208	6,279
Total Dedicated revenue	56,971	41,502	105,804	81,779

Intermodal revenue, net of fuel surcharge revenue	21,291	16,877	42,099	33,688
Intermodal fuel surcharge revenue	4,179	2,238	8,023	4,613
Total Intermodal revenue	25,470	19,115	50,122	38,301

Brokerage revenue	20,179	15,980	40,637	34,018
Total operating revenue	$197,024	$171,511	$383,984	$344,670

Operating income:
Truckload	$8,689	$7,511	$15,504	$13,485
Dedicated	5,584	5,074	8,072	9,561
Intermodal	2,512	2,040	5,490	4,189
Brokerage	1,438	944	2,751	2,272
Total operating income	$18,223	$15,569	$31,817	$29,507

Truckload segment depreciation expense was $13.1 million and $14.4 million, Dedicated segment depreciation expense was $7.4 million and $5.4 million, Intermodal segment depreciation expense was $1.4 million and $1.1 million, and Brokerage segment depreciation expense was $300,000 and $344,000, in the three-month periods ended June 30, 2018 and 2017, respectively.

Truckload segment depreciation expense was $26.6 million and $29.0 million, Dedicated segment depreciation expense was $14.1 million and $10.8 million, Intermodal segment depreciation expense was $2.7 million and $2.2 million, and Brokerage segment depreciation expense was $623,000 and $678,000 in the six-month periods ended June 30, 2018 and 2017, respectively.

(4) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$13,702	$9,141	$24,033	$17,355
Denominator:
Basic earnings per common share - weighted-average shares	54,613	54,493	54,592	54,459
Effect of dilutive stock options	513	309	523	313
Diluted earnings per common share - weighted-average shares and assumed conversions	55,126	54,802	55,115	54,772

Basic earnings per common share	$0.25	$0.17	$0.44	$0.32
Diluted earnings per common share	$0.25	$0.17	$0.44	$0.32

Options totaling 17,000 equivalent shares for each of the three-month and six-month periods ended June 30, 2018, and 373,667 and 380,000 equivalent shares for the three-month and six-month periods ended June 30, 2017, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 109,255 equivalent shares for each of the three-month and six-month periods ended June 30, 2018, and 132,305 equivalent shares for each of the three-month and six-month periods ended June 30, 2017, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(5) Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(6) Third Amendment to Amended and Restated Certificate of Incorporation

In May 2018, our stockholders approved our Third Amendment to Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 96 million shares to 192 million shares.

(7) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility up to an aggregate principal amount of $40.0 million which matures in December 2019. At June 30, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $25.4 million. At December 31, 2017, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $12.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 2.8% at June 30, 2018.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2018 and December 31, 2017.

(8) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $188,000 in the first six months of 2018 and $182,000 in the first six months of 2017 for fuel, tires and related services. In addition, we paid $1.4 million in the first six months of 2018 and $1.5 million in the first six months of 2017 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 12.

(9) Share Repurchase Program

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

We did not repurchase any shares in 2017 or in the first six months of 2018. As of June 30, 2018, future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

(10) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first two quarters of 2018 and totaled $2.7 million. A quarterly cash dividend of $0.015 per share of common stock was declared in each of the first two quarters of 2017 and totaled $1.6 million.

(11) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first six months of 2018, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2018 and 2017 was $1.2 million and $730,000, respectively.

(12) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $3.2 million and $384,000 of our revenue for loads transported by our tractors and arranged by MWL in the first six months of 2018 and 2017, respectively. As of June 30, 2018, we also had a trade receivable in the amount of $1.0 million from MWL and an accrued liability of $1.7 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(13) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(14) Commitments and Contingencies

We are committed to purchase $55.6 million of new revenue equipment through the remainder of 2018. Operating lease obligations through 2021 total $571,000.

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

(15) Use of Estimates

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

(16) Recent Accounting Pronouncements

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

Our operating revenue increased $39.3 million, or 11.4%, from the first six months of 2017 to the first six months of 2018. Our operating revenue, net of fuel surcharges, increased $20.6 million, or 6.6%, compared with the first six months of 2017. Truckload segment revenue, net of fuel surcharges, decreased 5.1% from the first six months of 2017, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 18.7% from the first six months of 2017, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 25.0% due to increased volume and Brokerage segment revenue increased 19.5% due to increased revenue per load in the first six months of 2018. Fuel surcharge revenue increased to $50.9 million in the first six months of 2018 from $32.2 million in the first six months of 2017 primarily due to a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of a change in our agreements with a number of customers. The change reduced our revenue excluding fuel surcharges by $5.4 million in the first six months of 2018 and increased our fuel surcharge revenue by the same amount. Higher fuel prices also increased our fuel surcharge revenue.

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

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.7% in the first six months of 2018 and 91.4% in the first six months of 2017. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.4% in the first six months of 2018 and 90.6% in the first six months of 2017. Our net income increased 38.5% to $24.0 million, or $0.44 per diluted share, in the first six months of 2018 from $17.4 million, or $0.32 per diluted share, in the first six months of 2017.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2018, we had $22.0 million of cash and cash equivalents, $549.2 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2018, net cash flows provided by operating activities of $67.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $53.4 million, to acquire and upgrade regional operating facilities in the amount of $5.0 million, and to pay cash dividends of $2.7 million, resulting in a $6.2 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million for the remainder 2018. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Truckload Segment:
Revenue (in thousands)	$94,404	$94,914	$187,421	$190,572
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,795	$3,467	$3,736	$3,441
Average tractors(1)	1,632	1,875	1,664	1,903
Average miles per trip	568	589	585	602
Total miles (in thousands)	39,502	45,736	80,084	91,796

Dedicated Segment:
Revenue (in thousands)	$56,971	$41,502	$105,804	$81,779
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,282	$3,488	$3,275	$3,475
Average tractors(1)	1,107	851	1,058	840
Average miles per trip	300	292	299	296
Total miles (in thousands)	23,747	19,357	44,882	37,936

Intermodal Segment:
Revenue (in thousands)	$25,470	$19,115	$50,122	$38,301
Loads	10,622	9,793	21,359	19,377
Average tractors	91	81	86	79

Brokerage Segment:
Revenue (in thousands)	$20,179	$15,980	$40,637	$34,018
Loads	12,120	11,578	24,009	24,932

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 52 and 63 tractors as of June 30, 2018 and 2017, respectively.

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,525	$84,480	$(3,955)	(4.7)%
Truckload fuel surcharge revenue	13,879	10,434	3,445	33.0
Total Truckload revenue	94,404	94,914	(510)	(0.5)

Dedicated revenue, net of fuel surcharge revenue	47,232	38,601	8,631	22.4
Dedicated fuel surcharge revenue	9,739	2,901	6,838	235.7
Total Dedicated revenue	56,971	41,502	15,469	37.3

Intermodal revenue, net of fuel surcharge revenue	21,291	16,877	4,414	26.2
Intermodal fuel surcharge revenue	4,179	2,238	1,941	86.7
Total Intermodal revenue	25,470	19,115	6,355	33.2

Brokerage revenue	20,179	15,980	4,199	26.3

Total operating revenue	$197,024	$171,511	$25,513	14.9%

Operating income:
Truckload	$8,689	$7,511	$1,178	15.7%
Dedicated	5,584	5,074	510	10.1
Intermodal	2,512	2,040	472	23.1
Brokerage	1,438	944	494	52.3
Total operating income	$18,223	$15,569	$2,654	17.0%

Operating ratio(1):
Truckload	90.8%	92.1%
Dedicated	90.2	87.8
Intermodal	90.1	89.3
Brokerage	92.9	94.1
Consolidated operating ratio	90.8%	90.9%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $25.5 million, or 14.9%, to $197.0 million in the 2018 period from $171.5 million in the 2017 period. Our operating revenue, net of fuel surcharges, increased $13.3 million, or 8.5%, to $169.2 million in the 2018 period from $155.9 million in the 2017 period. This increase was due to an $8.6 million increase in Dedicated revenue, net of fuel surcharges, a $4.4 million increase in Intermodal revenue, net of fuel surcharges, and a $4.2 million increase in Brokerage revenue, partially offset by a $4.0 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $27.8 million in the 2018 period from $15.6 million in the 2017 period primarily due to a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of a change in our agreements with a number of customers. The change reduced our revenue excluding fuel surcharges by $3.8 million in the 2018 period and increased our fuel surcharge revenue by the same amount. Higher fuel prices also increased our fuel surcharge revenue.

Truckload segment revenue decreased $510,000, or 0.5%, to $94.4 million in the 2018 period from $94.9 million in the 2017 period. Truckload segment revenue, net of fuel surcharges, decreased $4.0 million, or 4.7%, to $80.5 million in the 2018 period from $84.5 million in the 2017 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers decreased our Truckload revenue excluding fuel surcharges by $895,000, or $43 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The improvement in the operating ratio in the 2018 period was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $15.5 million, or 37.3%, to $57.0 million in the 2018 period from $41.5 million in the 2017 period. Dedicated segment revenue, net of fuel surcharges, increased 22.4% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers decreased our Dedicated revenue excluding fuel surcharges by $2.9 million, or $200 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in bonus compensation expense for our non-driver employees along with increased driver recruitment costs.

Intermodal segment revenue increased $6.4 million, or 33.2%, to $25.5 million in the 2018 period from $19.1 million in the 2017 period. Intermodal segment revenue, net of fuel surcharges, increased 26.2% from the 2017 period due to an increase in volume. The operating ratio in the 2018 period increased from the 2017 period primarily due to an increase in the amounts payable to railroads as a percentage of our revenue, partially offset by increased rates with our customers.

Brokerage segment revenue increased $4.2 million, or 26.3%, to $20.2 million in the 2018 period from $16.0 million in the 2017 period due to an increase in volume and rates with our customers. The improvement in the operating ratio in the 2018 period was primarily due to the increased rates with our customers along with multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$25,513	14.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,535	11.5	32.1	33.1
Purchased transportation	7,532	27.4	17.8	16.0
Fuel and fuel taxes	6,735	26.9	16.1	14.6
Supplies and maintenance	(290)	(2.8)	5.2	6.1
Depreciation	887	4.2	11.3	12.4
Operating taxes and licenses	112	5.0	1.2	1.3
Insurance and claims	93	1.1	4.5	5.2
Communications and utilities	160	10.8	0.8	0.9
Gain on disposition of revenue equipment	(289)	(15.4)	(1.1)	(1.1)
Other	1,384	33.4	2.8	2.4
Total operating expenses	22,859	14.7	90.8	90.9
Operating income	2,654	17.0	9.2	9.1
Other	(263)	(210.4)	(0.1)	0.1
Income before income taxes	2,917	18.9	9.3	9.0
Income taxes expense	(1,644)	(26.1)	2.4	3.7
Net income	$4,561	49.9%	7.0%	5.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $6.5 million, or 11.5%, in the 2018 period from the 2017 period. The increase in salaries, wages and benefits from the 2017 period resulted primarily from an increase in company driver compensation expense of $2.7 million, an increase in bonus compensation expense for our non-driver employees of $1.5 million, and an increase in employees’ health insurance expense of $738,000 due to an increase in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $7.5 million in total, or 27.4%, in the 2018 period from the 2017 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $3.4 million to $16.8 million in the 2018 period from $13.4 million in the 2017 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $4.3 million to $16.4 million in the 2018 period from $12.1 million in the 2017 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $225,000 in the 2018 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $6.7 million, or 26.9%, in the 2018 period from the 2017 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $4.0 million, or 34.8%, to $7.4 million in the 2018 period from $11.3 million in the 2017 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.5 million from $1.9 million in the 2017 period. Despite an increase in the United States Department of Energy, or DOE, national average cost of fuel to $3.19 per gallon from $2.55 per gallon in the 2017 period, net fuel expense decreased to 5.0% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.1% in the 2017 period. The net fuel expense to revenue improved primarily due to a $3.8 million shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers. Increases in our miles per gallon and in our revenue rate per mile in the 2018 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $290,000, or 2.8%, from the 2017 period primarily due to a decrease in our loading/unloading expense.

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

Gain on disposition of revenue equipment was $2.2 million in the 2018 period and $1.9 million in the 2017 period. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.8% in the 2018 period and 90.9% in the 2017 period. The operating ratio for our Truckload segment was 90.8% in the 2018 period and 92.1% in the 2017 period, for our Dedicated segment was 90.2% in the 2018 period and 87.8% in the 2017 period, for our Intermodal segment was 90.1% in the 2018 period and 89.3% in the 2017 period, and for our Brokerage segment was 92.9% in the 2018 period and 94.1% in the 2017 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 89.2% in the 2018 period and 90.0% in the 2017 period.

The increase in our non-operating income was primarily due to improved operating results in the 2018 period by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 25.4% in the 2018 period from 40.8% in the 2017 period primarily due to the reduction of our federal income tax rate under the Tax Cuts and Jobs Act of 2017.

As a result of the factors described above, net income increased 49.9% to $13.7 million, or $0.25 per diluted share, in the 2018 period from $9.1 million, or $0.17 per diluted share, in the 2017 period.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$160,741	$169,291	$(8,550)	(5.1)%
Truckload fuel surcharge revenue	26,680	21,281	5,399	25.4
Total Truckload revenue	187,421	190,572	(3,151)	(1.7)

Dedicated revenue, net of fuel surcharge revenue	89,596	75,500	14,096	18.7
Dedicated fuel surcharge revenue	16,208	6,279	9,929	158.1
Total Dedicated revenue	105,804	81,779	24,025	29.4

Intermodal revenue, net of fuel surcharge revenue	42,099	33,688	8,411	25.0
Intermodal fuel surcharge revenue	8,023	4,613	3,410	73.9
Total Intermodal revenue	50,122	38,301	11,821	30.9

Brokerage revenue	40,637	34,018	6,619	19.5

Total operating revenue	$383,984	$344,670	$39,314	11.4%

Operating income:
Truckload	$15,504	$13,485	$2,019	15.0%
Dedicated	8,072	9,561	(1,489)	(15.6)
Intermodal	5,490	4,189	1,301	31.1
Brokerage	2,751	2,272	479	21.1
Total operating income	$31,817	$29,507	$2,310	7.8%

Operating ratio(1):
Truckload	91.7%	92.9%
Dedicated	92.4	88.3
Intermodal	89.0	89.1
Brokerage	93.2	93.3
Consolidated operating ratio	91.7%	91.4%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $39.3 million, or 11.4%, to $384.0 million in the 2018 period from $344.7 million in the 2017 period. Our operating revenue, net of fuel surcharges, increased $20.6 million, or 6.6%, to $333.1 million in the 2018 period from $312.5 million in the 2017 period. This increase was due to a $14.1 million increase in Dedicated revenue, net of fuel surcharges, an $8.4 million increase in Intermodal revenue, net of fuel surcharges, and a $6.6 million increase in Brokerage revenue, partially offset by an $8.6 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $50.9 million in the 2018 period from $32.2 million in the 2017 period primarily due to a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of a change in our agreements with a number of customers. The change reduced our revenue excluding fuel surcharges by $5.4 million in the 2018 period and increased our fuel surcharge revenue by the same amount. Higher fuel prices also increased our fuel surcharge revenue.

Truckload segment revenue decreased $3.2 million, or 1.7%, to $187.4 million in the 2018 period from $190.6 million in the 2017 period. Truckload segment revenue, net of fuel surcharges, decreased $8.6 million, or 5.1%, to $160.7 million in the 2018 period from $169.3 million in the 2017 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers decreased our Truckload revenue excluding fuel surcharges by $1.2 million, or $28 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The improvement in the operating ratio in the 2018 period was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $24.0 million, or 29.4%, to $105.8 million in the 2018 period from $81.8 million in the 2017 period. Dedicated segment revenue, net of fuel surcharges, increased 18.7% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers decreased our Dedicated revenue excluding fuel surcharges by $4.3 million, or $155 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The increase in the operating ratio for our Dedicated segment was primarily due to startup costs associated with new business that began in the 2018 period, an increase in insurance and claims expense, and an increase in bonus compensation expense for our non-driver employees.

Intermodal segment revenue increased $11.8 million, or 30.9%, to $50.1 million in the 2018 period from $38.3 million in the 2017 period. Intermodal segment revenue, net of fuel surcharges, increased 25.0% from the 2017 period due to an increase in volume. The operating ratio in the 2018 period was consistent with the 2017 period.

Brokerage segment revenue increased $6.6 million, or 19.5%, to $40.6 million in the 2018 period from $34.0 million in the 2017 period due to an increase in revenue per load. The operating ratio in the 2018 period was consistent with the 2017 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$39,314	11.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	8,957	7.9	31.8	32.8
Purchased transportation	13,196	23.2	18.2	16.5
Fuel and fuel taxes	9,823	19.3	15.8	14.8
Supplies and maintenance	(844)	(3.9)	5.4	6.2
Depreciation	1,319	3.1	11.5	12.4
Operating taxes and licenses	152	3.4	1.2	1.3
Insurance and claims	1,469	8.3	5.0	5.2
Communications and utilities	262	8.5	0.9	0.9
Gain on disposition of revenue equipment	(397)	(13.3)	(0.9)	(0.9)
Other	3,067	40.2	2.8	2.2
Total operating expenses	37,004	11.7	91.7	91.4
Operating income	2,310	7.8	8.3	8.6
Other	(593)	(222.9)	(0.1)	0.1
Income before income taxes	2,903	9.9	8.4	8.5
Income taxes expense	(3,775)	(31.8)	2.1	3.4
Net income	$6,678	38.5%	6.3%	5.0%

Salaries, wages and benefits expense increased $9.0 million, or 7.9%, in the 2018 period from the 2017 period. The increase in salaries, wages and benefits from the 2017 period resulted primarily from an increase in company driver compensation expense of $4.0 million, an increase in employee’s health insurance expense of $1.6 million due to an increase in our self-insured medical claims, and an increase in bonus compensation expense for our non-driver employees of $1.5 million.

Purchased transportation expense increased $13.2 million in total, or 23.2%, in the 2018 period from the 2017 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $5.5 million to $34.1 million in the 2018 period from $28.5 million in the 2017 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $8.1 million to $32.3 million in the 2018 period from $24.2 million in the 2017 period. This increase was primarily due to increased intermodal revenue. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $400,000 in the 2018 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $9.8 million, or 19.3%, in the 2018 period from the 2017 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $6.0 million, or 26.5%, to $16.7 million in the 2018 period from $22.6 million in the 2017 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $6.8 million from $3.9 million in the 2017 period. Despite an increase in the DOE national average cost of fuel to $3.10 per gallon from $2.56 per gallon in the 2017 period, net fuel expense decreased to 5.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.1% in the 2017 period. The net fuel expense to revenue improved primarily due to a $5.4 million shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of a change in our agreements with a number of customers. Increases in our miles per gallon and in our revenue rate per mile in the 2018 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Our supplies and maintenance expense decreased $844,000, or 3.9%, from the 2017 period primarily due to a decrease in our loading/unloading expense.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.5 million increase in insurance and claims in the 2018 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $3.4 million in the 2018 period and $3.0 million in the 2017 period.

The $3.1 million increase in other operating expenses in the 2018 period was due in part to proceeds received in the 2017 period from the settlement of a lawsuit, net of 2017 period legal expenses, of $1.0 million, and increased costs associated with recruiting and retaining drivers.

As a result of the foregoing factors, our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.7% in the 2018 period and 91.4% in the 2017 period. The operating ratio for our Truckload segment was 91.7% in the 2018 period and 92.9% in the 2017 period, for our Dedicated segment was 92.4% in the 2018 period and 88.3% in the 2017 period, for our Intermodal segment was 89.0% in the 2018 period and 89.1% in the 2017 period, and for our Brokerage segment was 93.2% in the 2018 period and 93.3% in the 2017 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.4% in the 2018 period and 90.6% in the 2017 period.

The increase in our non-operating income was primarily due to improved operating results in the 2018 period by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 25.2% in the 2018 period from 40.6% in the 2017 period primarily due to the reduction of our federal income tax rate under the Tax Cuts and Jobs Act of 2017.

As a result of the factors described above, net income increased 38.5% to $24.0 million, or $0.44 per diluted share, in the 2018 period from $17.4 million, or $0.32 per diluted share, in the 2017 period.

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

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash flows provided by operating activities	$67,375	$65,220
Net cash flows used for investing activities	(59,177)	(46,965)
Net cash flows used for financing activities	(1,986)	(8,685)

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

We did not repurchase any shares in 2017 or in the first six months of 2018. As of June 30, 2018 future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

In the first six months of 2018, net cash flows provided by operating activities of $67.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $53.4 million, to acquire and upgrade regional operating facilities in the amount of $5.0 million, and to pay cash dividends of $2.7 million, resulting in a $6.2 million increase in cash and cash equivalents. In the first six months of 2017, net cash flows provided by operating activities of $65.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $44.9 million, to increase cash and cash equivalents by $9.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $1.6 million, and to partially construct regional operating facilities in the amount of $1.4 million. Beginning in the first quarter of 2018, our net cash flows are increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate statutory income tax rate and established bonus depreciation that allows for full expensing of qualified assets, partially offset by the repeal of like-kind exchanges.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million for the remainder of 2018. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first two quarters of 2018 and totaled $2.7 million. A quarterly cash dividend of $0.015 per share of common stock was declared in each of the first two quarters of 2017 and totaled $1.6 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility up to an aggregate principal amount of $40.0 million which matures in December 2019. At June 30, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $25.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2018 and December 31, 2017.

The following is a summary of our contractual obligations as of June 30, 2018.

	Payments Due by Period
(In thousands)	Remainder of 2018	2019 And 2020	2021 And 2022	Thereafter	Total
Purchase obligations for revenue equipment	$55,572	$—	$—	$—	$55,572
Operating lease obligations	163	403	5	—	571
Total	$55,735	$403	$5	$—	$56,143

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2018 of 175,828 shares of Company common stock with a value of $4.1 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $14.6 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2018.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $325,000 as of June 30, 2018 and $300,000 as of December 31, 2017. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $587.7 million as of June 30, 2018 and $571.9 million as of December 31, 2017. Our depreciation expense was $44.0 million for the first six months of 2018 and $42.7 million for the first six months of 2017. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2018 by approximately $10.8 million, or 1.8%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $14.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $25.6 million as of June 30, 2018 and $26.2 million as of December 31, 2017. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Recent Accounting Pronouncements

See Note 16 of “Notes to Consolidated Condensed Financial Statements” for a full description of recent accounting pronouncements and the respective dates of adoption and effect on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2018, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.0 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 6.           Exhibits.

Item No.	Item	Method of Filing
3.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Filed with this Report.

4.6	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.5 above.

10.21	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2018.

10.23	2018 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 11, 2018.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 9, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2018 and June 30, 2017, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the six-month periods ended June 30, 2018, December 31, 2017, and June 30, 2017, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2018 and June 30, 2017, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 9, 2018	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)