Form 10-Q
period 2018-09-30
MARTEN TRANSPORT LTD
filed 2018-11-05
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,462,924 as of October 26, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,739	$15,791
Receivables:
Trade, net	84,055	74,886
Other	6,993	6,131
Prepaid expenses and other	18,816	19,810
Total current assets	145,603	116,618

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	820,523	783,648
Accumulated depreciation	(223,087)	(211,728)
Net property and equipment	597,436	571,920
Other assets	2,281	1,865
Total assets	$745,320	$690,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,259	$38,100
Insurance and claims accruals	25,295	26,177
Total current liabilities	73,554	64,277
Deferred income taxes	107,696	100,626
Total liabilities	181,250	164,903

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,662,924 shares at September 30, 2018, and 54,533,455 shares at December 31, 2017, issued and outstanding	547	545
Additional paid-in capital	79,304	76,413
Retained earnings	484,219	448,542
Total stockholders’ equity	564,070	525,500
Total liabilities and stockholders’ equity	$745,320	$690,403

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2018	2017	2018	2017

Operating revenue	$199,649	$170,679	$583,633	$515,349

Operating expenses (income):
Salaries, wages and benefits	64,051	53,594	186,123	166,709
Purchased transportation	35,867	28,668	105,941	85,546
Fuel and fuel taxes	31,658	26,143	92,444	77,106
Supplies and maintenance	10,574	10,381	31,261	31,912
Depreciation	22,272	21,186	66,280	63,875
Operating taxes and licenses	2,404	2,314	7,055	6,813
Insurance and claims	8,567	11,336	27,798	29,098
Communications and utilities	1,663	1,463	4,993	4,531
Gain on disposition of revenue equipment	(1,835)	(1,908)	(5,206)	(4,882)
Other	5,435	4,480	16,134	12,112

Total operating expenses	180,656	157,657	532,823	472,820

Operating income	18,993	13,022	50,810	42,529

Other	(120)	14	(447)	280

Income before income taxes	19,113	13,008	51,257	42,249

Income taxes expense	3,856	5,153	11,967	17,039

Net income	$15,257	$7,855	$39,290	$25,210

Basic earnings per common share	$0.28	$0.14	$0.72	$0.46

Diluted earnings per common share	$0.28	$0.14	$0.71	$0.46

Dividends declared per common share	$0.025	$0.025	$0.075	$0.055

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2016	54,392	$544	$74,175	$362,619	$437,338
Net income	-	-	-	25,210	25,210
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	130	1	961	-	962
Employee taxes paid in exchange for shares withheld	-	-	(47)	-	(47)
Share-based payment arrangement compensation expense	-	-	916	-	916
Dividends on common stock	-	-	-	(2,999)	(2,999)
Cash in lieu of fractional shares from stock split	-	-	(54)	-	(54)
Balance at September 30, 2017	54,522	545	75,951	384,830	461,326
Net income	-	-	-	65,074	65,074
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	11	-	128	-	128
Share-based payment arrangement compensation expense	-	-	334	-	334
Dividends on common stock	-	-	-	(1,362)	(1,362)
Balance at December 31, 2017	54,533	545	76,413	448,542	525,500
Adoption of accounting standard (Note 2)	-	-	-	485	485
Net income	-	-	-	39,290	39,290
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	130	2	893	-	895
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	2,102	-	2,102
Dividends on common stock	-	-	-	(4,098)	(4,098)
Balance at September 30, 2018	54,663	$547	$79,304	$484,219	$564,070

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Operations:
Net income	$39,290	$25,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,280	63,875
Gain on disposition of revenue equipment	(5,206)	(4,882)
Deferred income taxes	7,070	1,992
Share-based payment arrangement compensation expense	2,102	916
Distribution from affiliate	45	400
Equity in (earnings) loss from affiliate	(433)	271
Adoption of accounting standard (Note 2)	485	-
Changes in other current operating items:
Receivables	(8,103)	(3,065)
Prepaid expenses and other	994	3,044
Accounts payable and accrued liabilities	10,455	1,192
Insurance and claims accruals	(882)	5,757
Net cash provided by operating activities	112,097	94,710

Cash flows used for investing activities:
Revenue equipment additions	(130,856)	(135,010)
Proceeds from revenue equipment dispositions	48,440	53,586
Buildings and land, office equipment and other additions	(6,398)	(2,557)
Other	(28)	(34)
Net cash used for investing activities	(88,842)	(84,015)

Cash flows used for financing activities:
Borrowings under credit facility and long-term debt	-	30,816
Repayment of borrowings under credit facility and long-term debt	-	(38,702)
Dividends on common stock	(4,098)	(2,999)
Issuance of common stock from share-based payment arrangement exercises	895	962
Employee taxes paid in exchange for shares withheld	(104)	(47)
Cash in lieu of fractional shares from stock split	-	(54)
Net cash used for financing activities	(3,307)	(10,024)

Net change in cash and cash equivalents	19,948	671

Cash and cash equivalents:
Beginning of period	15,791	488
End of period	$35,739	$1,159

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(2,224)	$(3,244)

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,805	$11,031
Interest	$36	$41

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments Due to ASC 606		Balance at January 1, 2018
Assets:
Prepaid expenses and other	$19,810	$2,445	(a)	$22,255
Liabilities:
Accounts payable and accrued liabilities	38,100	1,960		40,060
Stockholders’ equity:
Retained earnings	448,542	485		449,027

(a)	Contract assets balance at January 1, 2018.

The impact of the adoption of the new revenue standard on our consolidated condensed statement of operations and balance sheet was as follows:

	Three Months Ended September 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported

Operating revenue	$199,100	$549	$199,649
Operating expenses:
Salaries, wages and benefits	63,935	116	64,051
Purchased transportation	35,568	299	35,867
Fuel and fuel taxes	31,627	31	31,658
Supplies and maintenance	10,551	23	10,574
Income taxes expense	3,835	21	3,856
Net income	15,198	59	15,257

	Nine Months Ended September 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported

Operating revenue	$583,268	$365	$583,633
Operating expenses:
Salaries, wages and benefits	185,955	168	186,123
Purchased transportation	105,497	444	105,941
Fuel and fuel taxes	92,410	34	92,444
Supplies and maintenance	31,262	(1)	31,261
Income taxes expense	12,046	(79)	11,967
Net income	39,491	(201)	39,290

	Balance at September 30, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments Due to ASC 606		As Reported
Assets:
Prepaid expenses and other	$16,006	$2,810	(a)	$18,816
Liabilities:
Accounts payable and accrued liabilities	45,733	2,526		48,259
Stockholders’ equity:
Retained earnings	483,935	284		484,219

(a)	Contract assets balance at September 30, 2018.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other ancillary services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of September 30, 2018. We had no impairment losses on contract assets in the nine months ended September 30, 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2018	2017	2018	2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,563	$81,836	$241,304	$251,127
Truckload fuel surcharge revenue	13,357	10,172	40,037	31,453
Total Truckload revenue	93,920	92,008	281,341	282,580

Dedicated revenue, net of fuel surcharge revenue	48,500	39,154	138,096	114,654
Dedicated fuel surcharge revenue	10,291	2,995	26,499	9,274
Total Dedicated revenue	58,791	42,149	164,595	123,928

Intermodal revenue, net of fuel surcharge revenue	21,735	17,423	63,834	51,111
Intermodal fuel surcharge revenue	4,204	2,472	12,227	7,085
Total Intermodal revenue	25,939	19,895	76,061	58,196

Brokerage revenue	20,999	16,627	61,636	50,645
Total operating revenue	$199,649	$170,679	$583,633	$515,349

Operating income:
Truckload	$10,026	$5,764	$25,530	$19,249
Dedicated	5,249	4,514	13,321	14,075
Intermodals	2,507	1,588	7,997	5,777
Brokerage	1,211	1,156	3,962	3,428
Total operating income	$18,993	$13,022	$50,810	$42,529

Truckload segment depreciation expense was $12.8 million and $14.1 million, Dedicated segment depreciation expense was $7.8 million and $5.6 million, Intermodal segment depreciation expense was $1.4 million and $1.2 million, and Brokerage segment depreciation expense was $337,000 and $328,000 in the three-month periods ended September 30, 2018 and 2017, respectively.

Truckload segment depreciation expense was $39.4 million and $43.1 million, Dedicated segment depreciation expense was $21.9 million and $16.4 million, Intermodal segment depreciation expense was $4.1 million and $3.4 million, and Brokerage segment depreciation expense was $960,000 and $1.0 million in the nine-month periods ended September 30, 2018 and 2017, respectively.

(4) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$15,257	$7,855	$39,290	$25,210
Denominator:
Basic earnings per common share - weighted-average shares	54,661	54,517	54,615	54,479
Effect of dilutive stock options	533	373	536	324
Diluted earnings per common share - weighted-average shares and assumed conversions	55,194	54,890	55,151	54,803

Basic earnings per common share	$0.28	$0.14	$0.72	$0.46
Diluted earnings per common share	$0.28	$0.14	$0.71	$0.46

Options totaling 119,500 equivalent shares for each of the three-month and nine-month periods ended September 30, 2018, and 142,502 and 419,170 equivalent shares for the three-month and nine-month periods ended September 30, 2017, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 22,646 and 74,987 equivalent shares for the three-month and nine-month periods ended September 30, 2018, respectively, and 118,650 equivalent shares for each of the three-month and nine-month periods ended September 30, 2017, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

(7) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. At December 31, 2017, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $12.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 3.0% at September 30, 2018.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2018 and December 31, 2017.

(8) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, one of our directors, is the chairman of the board, chief executive officer and the principal stockholder of BBI. We paid BBI $233,000 in the first nine months of 2018 and $246,000 in the first nine months of 2017 for fuel, tires and related services. In addition, we paid $2.0 million in the first nine months of 2018 and $1.9 million in the first nine months of 2017 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 12.

(9) Share Repurchase Program

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We did not repurchase any shares in 2017 or in the first nine months of 2018. As of September 30, 2018, future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

(10) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first three quarters of 2018 and totaled $4.1 million. A quarterly cash dividend of $0.015 per share of common stock was declared in each of the first two quarters of 2017 along with a dividend of $0.025 per share in the third quarter of 2017, which totaled $3.0 million.

(11) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first nine months of 2018, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2018 and 2017 was $2.1 million and $916,000, respectively.

(12) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $4.6 million and $810,000 of our revenue for loads transported by our tractors and arranged by MWL in the first nine months of 2018 and 2017, respectively. As of September 30, 2018, we also had a trade receivable in the amount of $846,000 from MWL and an accrued liability of $2.1 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(13) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(14) Commitments and Contingencies

We are committed to purchase $28.5 million of new revenue equipment through the remainder of 2018. Operating lease obligations through 2021 total $490,000.

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

(16) Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. We have substantially completed our evaluation of the quantitative impact of the adoption of this standard and do not expect the standard to have a significant impact on our consolidated condensed balance sheets, statements of operations or statements of cash flows. We are still evaluating the additional required disclosures.

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

Our operating revenue increased $68.3 million, or 13.3%, from the first nine months of 2017 to the first nine months of 2018. Our operating revenue, net of fuel surcharges, increased $37.3 million, or 8.0%, compared with the first nine months of 2017. Truckload segment revenue, net of fuel surcharges, decreased 3.9% from the first nine months of 2017, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 20.4% from the first nine months of 2017, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 24.9% due to increases in revenue per load and in volume. Brokerage segment revenue increased 21.7% due to increased revenue per load in the first nine months of 2018. Fuel surcharge revenue increased to $78.8 million in the first nine months of 2018 from $47.8 million in the first nine months of 2017 primarily due to higher fuel prices and a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of changes in a number of customer agreements. The change reduced our revenue excluding fuel surcharges by $9.3 million in the first nine months of 2018 and increased our fuel surcharge revenue by the same amount.

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

Our operating income improved 19.5% to $50.8 million in the first nine months of 2018 from $42.5 million in the first nine months of 2017. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.3% in the first nine months of 2018 from 91.7% in the first nine months of 2017. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.9% in the first nine months of 2018 from 90.9% in the first nine months of 2017. Our net income increased 55.9% to $39.3 million, or $0.71 per diluted share, in the first nine months of 2018 from $25.2 million, or $0.46 per diluted share, in the first nine months of 2017.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2018, we had $35.7 million of cash and cash equivalents, $564.1 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2018, net cash flows provided by operating activities of $112.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.4 million, to acquire and upgrade regional operating facilities in the amount of $5.4 million, and to pay cash dividends of $4.1 million, resulting in a $19.9 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $27 million for the remainder of 2018. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Truckload Segment:
Revenue (in thousands)	$93,920	$92,008	$281,341	$282,580
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,925	$3,484	$3,797	$3,455
Average tractors(1)	1,561	1,787	1,629	1,863
Average miles per trip	564	592	578	598
Total miles (in thousands)	37,259	43,340	117,343	135,136

Dedicated Segment:
Revenue (in thousands)	$58,791	$42,149	$164,595	$123,928
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,287	$3,441	$3,279	$3,463
Average tractors(1)	1,123	866	1,080	849
Average miles per trip	317	299	305	297
Total miles (in thousands)	24,362	19,705	69,244	57,641

Intermodal Segment:
Revenue (in thousands)	$25,939	$19,895	$76,061	$58,196
Loads	10,573	10,265	31,932	29,642
Average tractors	89	78	87	79

Brokerage Segment:
Revenue (in thousands)	$20,999	$16,627	$61,636	$50,645
Loads	12,781	11,672	36,790	36,604

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 50 and 63 tractors as of September 30, 2018 and 2017, respectively.

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,563	$81,836	$(1,273)	(1.6)%
Truckload fuel surcharge revenue	13,357	10,172	3,185	31.3
Total Truckload revenue	93,920	92,008	1,912	2.1

Dedicated revenue, net of fuel surcharge revenue	48,500	39,154	9,346	23.9
Dedicated fuel surcharge revenue	10,291	2,995	7,296	243.6
Total Dedicated revenue	58,791	42,149	16,642	39.5

Intermodal revenue, net of fuel surcharge revenue	21,735	17,423	4,312	24.7
Intermodal fuel surcharge revenue	4,204	2,472	1,732	70.1
Total Intermodal revenue	25,939	19,895	6,044	30.4

Brokerage revenue	20,999	16,627	4,372	26.3

Total operating revenue	$199,649	$170,679	$28,970	17.0%

Operating income:
Truckload	$10,026	$5,764	$4,262	73.9%
Dedicated	5,249	4,514	735	16.3
Intermodal	2,507	1,588	919	57.9
Brokerage	1,211	1,156	55	4.8
Total operating income	$18,993	$13,022	$5,971	45.9%

Operating ratio(1):
Truckload	89.3%	93.7%
Dedicated	91.1	89.3
Intermodal	90.3	92.0
Brokerage	94.2	93.0
Consolidated operating ratio	90.5%	92.4%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $29.0 million, or 17.0%, to $199.6 million in the 2018 period from $170.7 million in the 2017 period. Our operating revenue, net of fuel surcharges, increased $16.8 million, or 10.8%, to $171.8 million in the 2018 period from $155.0 million in the 2017 period. This increase was due to a $9.3 million increase in Dedicated revenue, net of fuel surcharges, a $4.3 million increase in Intermodal revenue, net of fuel surcharges, and a $4.4 million increase in Brokerage revenue, partially offset by a $1.3 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $27.9 million in the 2018 period from $15.6 million in the 2017 period primarily due to higher fuel prices and a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of changes in a number of customer agreements. The change reduced our revenue excluding fuel surcharges by $3.8 million in the 2018 period and increased our fuel surcharge revenue by the same amount.

Truckload segment revenue increased $1.9 million, or 2.1%, to $93.9 million in the 2018 period from $92.0 million in the 2017 period. Truckload segment revenue, net of fuel surcharges, decreased $1.3 million, or 1.6%, to $80.6 million in the 2018 period from $81.8 million in the 2017 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $884,000, or $43 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The improvement in the operating ratio in the 2018 period was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $16.6 million, or 39.5%, to $58.8 million in the 2018 period from $42.1 million in the 2017 period. Dedicated segment revenue, net of fuel surcharges, increased 23.9% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $2.9 million, or $200 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in driver wages, an increase in bonus compensation expense for our non-driver employees and increased depreciation expense.

Intermodal segment revenue increased $6.0 million, or 30.4%, to $25.9 million in the 2018 period from $19.9 million in the 2017 period. Intermodal segment revenue, net of fuel surcharges, increased 24.7% from the 2017 period due to an increase in revenue per load. The improvement in the operating ratio in the 2018 period was primarily due to a decrease in the amounts payable to railroads as a percentage of our revenue and increased rates with our customers.

Brokerage segment revenue increased $4.4 million, or 26.3%, to $21.0 million in the 2018 period from $16.6 million in the 2017 period due to an increase in volume and rates with our customers. The increase in the operating ratio in the 2018 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$28,970	17.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	10,457	19.5	32.1	31.4
Purchased transportation	7,199	25.1	18.0	16.8
Fuel and fuel taxes	5,515	21.1	15.9	15.3
Supplies and maintenance	193	1.9	5.3	6.1
Depreciation	1,086	5.1	11.2	12.4
Operating taxes and licenses	90	3.9	1.2	1.4
Insurance and claims	(2,769)	(24.4)	4.3	6.6
Communications and utilities	200	13.7	0.8	0.9
Gain on disposition of revenue equipment	73	3.8	(0.9)	(1.1)
Other	955	21.3	2.7	2.6
Total operating expenses	22,999	14.6	90.5	92.4
Operating income	5,971	45.9	9.5	7.6
Other	(134)	(957.1)	(0.1)	-
Income before income taxes	6,105	46.9	9.6	7.6
Income taxes expense	(1,297)	(25.2)	1.9	3.0
Net income	$7,402	94.2%	7.6%	4.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $10.5 million, or 19.5%, in the 2018 period from the 2017 period. The increase in salaries, wages and benefits from the 2017 period resulted primarily from an increase in company driver compensation expense of $4.0 million, an increase in bonus compensation expense for our non-driver employees of $3.1 million, and an increase in employees’ health insurance expense of $1.4 million due to an increase in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $7.2 million in total, or 25.1%, in the 2018 period from the 2017 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $3.8 million to $17.7 million in the 2018 period from $13.8 million in the 2017 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $3.6 million to $16.4 million in the 2018 period from $12.8 million in the 2017 period. This increase was due to increased intermodal revenue along with increased rates with the railroads, including increased fuel surcharges due to higher fuel prices. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $228,000 in the 2018 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $5.5 million, or 21.1%, in the 2018 period from the 2017 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $5.2 million, or 41.4%, to $7.3 million in the 2018 period from $12.5 million in the 2017 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.5 million from $2.0 million in the 2017 period. Despite an increase in the United States Department of Energy, or DOE, national average cost of fuel to $3.24 per gallon from $2.62 per gallon in the 2017 period, net fuel expense decreased to 4.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 9.1% in the 2017 period. The net fuel expense to revenue improved primarily due to a $3.8 million shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements. Increases in our miles per gallon and in our revenue rate per mile in the 2018 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

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

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.8 million decrease in insurance and claims in the 2018 period was primarily due to decreases in self-insured auto liability claims and in the cost of physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

The $955,000 increase in other operating expenses in the 2018 period was primarily due to increased costs associated with recruiting and retaining drivers.

As a result of the foregoing factors, our operating income improved 45.9% to $19.0 million in the 2018 period from $13.0 million in the 2017 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.5% in the 2018 period from 92.4% in the 2017 period. The operating ratio for our Truckload segment was 89.3% in the 2018 period and 93.7% in the 2017 period, for our Dedicated segment was 91.1% in the 2018 period and 89.3% in the 2017 period, for our Intermodal segment was 90.3% in the 2018 period and 92.0% in the 2017 period, and for our Brokerage segment was 94.2% in the 2018 period and 93.0% in the 2017 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.9% in the 2018 period from 91.6% in the 2017 period.

Our effective income tax rate decreased to 20.2% in the 2018 period from 39.6% in the 2017 period primarily due to the reduction of our federal income tax rate under the Tax Cuts and Jobs Act of 2017. The 2018 period also included an income tax benefit of $630,000 resulting from certain discrete tax benefits included in our tax filings in the period which were not previously recognized. This estimated benefit is net of a reserve which is based on our evaluation of the current facts, circumstances and information available.

As a result of the factors described above, net income increased 94.2% to $15.3 million, or $0.28 per diluted share, in the 2018 period from $7.9 million, or $0.14 per diluted share, in the 2017 period.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$241,304	$251,127	$(9,823)	(3.9)%
Truckload fuel surcharge revenue	40,037	31,453	8,584	27.3
Total Truckload revenue	281,341	282,580	(1,239)	(0.4)

Dedicated revenue, net of fuel surcharge revenue	138,096	114,654	23,442	20.4
Dedicated fuel surcharge revenue	26,499	9,274	17,225	185.7
Total Dedicated revenue	164,595	123,928	40,667	32.8

Intermodal revenue, net of fuel surcharge revenue	63,834	51,111	12,723	24.9
Intermodal fuel surcharge revenue	12,227	7,085	5,142	72.6
Total Intermodal revenue	76,061	58,196	17,865	30.7

Brokerage revenue	61,636	50,645	10,991	21.7

Total operating revenue	$583,633	$515,349	$68,284	13.3%

Operating income:
Truckload	$25,530	$19,249	$6,281	32.6%
Dedicated	13,321	14,075	(754)	(5.4)
Intermodal	7,997	5,777	2,220	38.4
Brokerage	3,962	3,428	534	15.6
Total operating income	$50,810	$42,529	$8,281	19.5%

Operating ratio(1):
Truckload	90.9%	93.2%
Dedicated	91.9	88.6
Intermodal	89.5	90.1
Brokerage	93.6	93.2
Consolidated operating ratio	91.3%	91.7%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $68.3 million, or 13.3%, to $583.6 million in the 2018 period from $515.3 million in the 2017 period. Our operating revenue, net of fuel surcharges, increased $37.3 million, or 8.0%, to $504.9 million in the 2018 period from $467.5 million in the 2017 period. This increase was due to a $23.4 million increase in Dedicated revenue, net of fuel surcharges, a $12.7 million increase in Intermodal revenue, net of fuel surcharges, and an $11.0 million increase in Brokerage revenue, partially offset by a $9.8 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $78.8 million in the 2018 period from $47.8 million in the 2017 period primarily due to higher fuel prices and a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of changes in a number of customer agreements. The change reduced our revenue excluding fuel surcharges by $9.3 million in the 2018 period and increased our fuel surcharge revenue by the same amount.

Truckload segment revenue decreased $1.2 million, or 0.4%, to $281.3 million in the 2018 period from $282.6 million in the 2017 period. Truckload segment revenue, net of fuel surcharges, decreased $9.8 million, or 3.9%, to $241.3 million in the 2018 period from $251.1 million in the 2017 period, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $2.1 million, or $33 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The improvement in the operating ratio in the 2018 period was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $40.7 million, or 32.8%, to $164.6 million in the 2018 period from $123.9 million in the 2017 period. Dedicated segment revenue, net of fuel surcharges, increased 20.4% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $7.2 million, or $171 per tractor per week, in the 2018 period, and increased our fuel surcharge revenue by the same amount. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in driver wages, an increase in bonus compensation expense for our non-driver employees and increased depreciation expense.

Intermodal segment revenue increased $17.9 million, or 30.7%, to $76.1 million in the 2018 period from $58.2 million in the 2017 period. Intermodal segment revenue, net of fuel surcharges, increased 24.9% from the 2017 period due to increases in revenue per load and in volume. The improvement in the operating ratio in the 2018 period was reflective of the increased rates with customers as well.

Brokerage segment revenue increased $11.0 million, or 21.7%, to $61.6 million in the 2018 period from $50.6 million in the 2017 period due to an increase in revenue per load. The increase in the operating ratio in the 2018 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$68,284	13.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	19,414	11.6	31.9	32.3
Purchased transportation	20,395	23.8	18.2	16.6
Fuel and fuel taxes	15,338	19.9	15.8	15.0
Supplies and maintenance	(651)	(2.0)	5.4	6.2
Depreciation	2,405	3.8	11.4	12.4
Operating taxes and licenses	242	3.6	1.2	1.3
Insurance and claims	(1,300)	(4.5)	4.8	5.6
Communications and utilities	462	10.2	0.9	0.9
Gain on disposition of revenue equipment	(324)	(6.6)	(0.9)	(0.9)
Other	4,022	33.2	2.8	2.4
Total operating expenses	60,003	12.7	91.3	91.7
Operating income	8,281	19.5	8.7	8.3
Other	(727)	(259.6)	(0.1)	0.1
Income before income taxes	9,008	21.3	8.8	8.2
Income taxes expense	(5,072)	(29.8)	2.1	3.3
Net income	$14,080	55.9%	6.7%	4.9%

Salaries, wages and benefits expense increased $19.4 million, or 11.6%, in the 2018 period from the 2017 period. The increase in salaries, wages and benefits from the 2017 period resulted primarily from an increase in company driver compensation expense of $8.0 million, an increase in bonus compensation expense for our non-driver employees of $4.5 million, and an increase in employee’s health insurance expense of $3.0 million due to an increase in our self-insured medical claims.

Purchased transportation expense increased $20.4 million in total, or 23.8%, in the 2018 period from the 2017 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $9.4 million to $51.7 million in the 2018 period from $42.4 million in the 2017 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $11.7 million to $48.7 million in the 2018 period from $37.0 million in the 2017 period. This increase was due to increased intermodal revenue along with increased rates with the railroads, including increased fuel surcharges due to higher fuel prices. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $628,000 in the 2018 period. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $15.3 million, or 19.9%, in the 2018 period from the 2017 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $11.2 million, or 31.8%, to $24.0 million in the 2018 period from $35.2 million in the 2017 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $10.3 million from $5.9 million in the 2017 period. Despite an increase in the DOE national average cost of fuel to $3.15 per gallon from $2.58 per gallon in the 2017 period, net fuel expense decreased to 5.4% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.4% in the 2017 period. The net fuel expense to revenue improved primarily due to a $9.3 million shift during the 2018 period of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements. Increases in our miles per gallon and in our revenue rate per mile in the 2018 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $651,000, or 2.0%, from the 2017 period primarily due to a decrease in our loading/unloading expense.

The increase in depreciation was primarily due to a continued increase in the cost of revenue equipment.

The $1.3 million decrease in insurance and claims in the 2018 period was primarily due to a decrease in self-insured auto liability claims, partially offset by an increase in the cost of physical damage claims related to our tractors and trailers.

The $4.0 million increase in other operating expenses in the 2018 period was due in part to proceeds received in the 2017 period from the settlement of a lawsuit, net of 2017 period legal expenses, of $1.0 million, and increased costs associated with recruiting and retaining drivers.

As a result of the foregoing factors, our operating income improved 19.5% to $50.8 million in the 2018 period from $42.5 million in the 2017 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.3% in the 2018 period from 91.7% in the 2017 period. The operating ratio for our Truckload segment was 90.9% in the 2018 period and 93.2% in the 2017 period, for our Dedicated segment was 91.9% in the 2018 period and 88.6% in the 2017 period, for our Intermodal segment was 89.5% in the 2018 period and 90.1% in the 2017 period, and for our Brokerage segment was 93.6% in the 2018 period and 93.2% in the 2017 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.9% in the 2018 period from 90.9% in the 2017 period.

The increase in our non-operating income was primarily due to improved operating results in the 2018 period by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate decreased to 23.3% in the 2018 period from 40.3% in the 2017 period primarily due to the reduction of our federal income tax rate under the Tax Cuts and Jobs Act of 2017.

As a result of the factors described above, net income increased 55.9% to $39.3 million, or $0.71 per diluted share, in the 2018 period from $25.2 million, or $0.46 per diluted share, in the 2017 period.

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

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash flows provided by operating activities	$112,097	$94,710
Net cash flows used for investing activities	(88,842)	(84,015)
Net cash flows used for financing activities	(3,307)	(10,024)

In December 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In November 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We did not repurchase any shares in 2017 or in the first nine months of 2018. As of September 30, 2018, future repurchases of up to $16.3 million, or 1.0 million shares, were available in the share repurchase program.

In the first nine months of 2018, net cash flows provided by operating activities of $112.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.4 million, to acquire and upgrade regional operating facilities in the amount of $5.4 million, and to pay cash dividends of $4.1 million, resulting in a $19.9 million increase in cash and cash equivalents. In the first nine months of 2017, net cash flows provided by operating activities of $94.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $81.4 million, to repay, net of borrowings, $7.9 million of long-term debt, to pay cash dividends of $3.0 million, and to partially construct regional operating facilities in the amount of $1.6 million. Beginning in the first quarter of 2018, our net cash flows are increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate statutory income tax rate and established bonus depreciation that allows for full expensing of qualified assets, partially offset by the repeal of like-kind exchanges.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $27 million for the remainder of 2018. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first three quarters of 2018 and totaled $4.1 million. A quarterly cash dividend of $0.015 per share of common stock was declared in each of the first two quarters of 2017 along with a dividend of $0.025 per share in the third quarter of 2017, which totaled $3.0 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2018 and December 31, 2017.

The following is a summary of our contractual obligations as of September 30, 2018.

	Payments Due by Period
(In thousands)	Remainder of 2018	2019 And 2020	2021 And 2022	Thereafter	Total
Purchase obligations for revenue equipment	$28,497	$—	$—	$—	$28,497
Operating lease obligations	82	403	5	—	490
Total	$28,579	$403	$5	$—	$28,987

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2018 of 176,037 shares of Company common stock with a value of $3.7 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $14.6 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2018.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $325,000 as of September 30, 2018 and $300,000 as of December 31, 2017. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $597.4 million as of September 30, 2018 and $571.9 million as of December 31, 2017. Our depreciation expense was $66.3 million for the first nine months of 2018 and $63.9 million for the first nine months of 2017. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2018 by approximately $11.5 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $14.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $25.3 million as of September 30, 2018 and $26.2 million as of December 31, 2017. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2018, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.5 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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
10.24

Eighth Amendment to Credit Agreement, dated as of August 24, 2018, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2018.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on November 5, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Operations for the three- and nine-month periods ended September 30, 2018 and September 30, 2017, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the nine-month periods ended September 30, 2018 and September 30, 2017, and for the three-month period ended December 31, 2017, (iv)  Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2018 and September 30, 2017, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 5, 2018	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2018	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)