Form 10-K
period 2018-12-31
MARTEN TRANSPORT LTD
filed 2019-03-01
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Smaller reporting company ☐	Non-accelerated filer ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $995,574,000.

As of February 18, 2019, 54,469,612 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 7, 2019, or 2019 Proxy Statement.

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

Overview

We have strategically transitioned from a long-haul carrier to a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. Our dry freight services are expanding, with 1,600 dry vans operating as of December 31, 2018. In 2018, we generated $787.6 million in operating revenue. Approximately 58% of our Truckload and Dedicated revenue in 2018 resulted from hauling temperature-sensitive products and 42% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2018, our average length of haul was 433 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,755 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 3 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Operating results of our MRTN de Mexico business which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers is reported within our Truckload and Brokerage segments.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2018, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 238 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 6.2% during 2018, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2018, our top 30 customers accounted for approximately 65% of our revenue, and our top ten customers accounted for 46% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue, and our top ten customers accounted for 52% of our revenue. Eight of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. As of December 31, 2018, 183 of our drivers have driven more than one million miles for us without a preventable accident, while 47 of our drivers have driven more than two million miles, 13 of our drivers have driven more than three million miles and one of our drivers has driven more than four million miles for us without a preventable accident.

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

As of December 31, 2018, we had 3,589 employees. This total consists of 2,718 drivers, 304 mechanics and maintenance personnel, and 567 support personnel, which includes management and administration. As of that date, we also contracted with 46 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2018, we operated a fleet of 2,755 tractors, including 2,709 company-owned tractors and 46 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2018 was approximately 1.7 years. In 2018, we replaced our company-owned tractors within an average of 3.7 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 1.7% at December 31, 2018, 2.2% at December 31, 2017 and 2.4% at December 31, 2016.

As of December 31, 2018, we operated a fleet of 5,347 trailers, consisting of 3,747 refrigerated trailers and 1,600 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2018 was approximately 2.5 years. In 2018, we replaced our company-owned trailers within an average of 5.5 years after purchase.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2018, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Competition

We are one of the leading carriers operating in the temperature-sensitive segment of the truckload market, and our dry freight services are expanding. These markets are highly competitive, and we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services, and greater capital resources than we do or have other competitive advantages. We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. We believe that the principal competitive factors in our business are service, freight rates, capacity, use of technology and financial stability, which positions us well to compete in these segments.

Regulation

The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, medical and continuous training qualification and hours-of-service.

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

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2016 through 2018.

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

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain our current profitability. We compete with many other truckload carriers that provide temperature-sensitive service and dry freight of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business. In addition, many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, or conduct bids from multiple carriers for their shipping needs, and in some instances, we may not be selected as a core carrier or to provide service under such bids.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2018, our top 30 customers, based on revenue, accounted for approximately 65% of our revenue; our top ten customers accounted for approximately 46% of our revenue; our top five customers accounted for approximately 37% of our revenue; our top two customers accounted for approximately 28% of our revenue; and our largest customer accounted for approximately 15% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, medical and continuous training qualification and hours-of-service. We also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

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

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Our entire tractor fleet has been equipped with ELD’s since early 2011.

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

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability. We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, auxiliary power units for our tractors, satellite tracking equipment for the temperature-control units on our trailers, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements, or execute successful hedges in the future. Additionally, we may encounter decreases in productivity that may offset or eliminate savings from auxiliary power units or satellite tracking equipment, or we may incur unexpected maintenance or other costs associated with such units. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Lack of capacity, changes in equipment requirements and service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships. Our Intermodal segment is dependent on railroad services and their capacity to transport freight for our customers. We expect our dependence on railroads will continue to increase as we expand our Intermodal services. We compete for the availability of railroad services with other intermodal operators as well as certain industries reliant on the use of rail cars, such as oil and agricultural, whose consumption of railroad capacity has significantly fluctuated over the past several years. In most markets, rail service is limited to a few railroads or even a single railroad. Any capacity constraints, changes in equipment requirements, service problems or reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services, which could adversely affect our revenue, results of operations and customer relationships. For example, certain railroads are considering requiring intermodal freight to be transported primarily using containers as opposed to trailers on flat cars, which could impact how we operate our intermodal business. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and the offices held as of February 18, 2019, are as follows:

Name	Age	Position
Randolph L. Marten	66	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	71	President

Timothy P. Nash	67	Executive Vice President of Sales and Marketing

James J. Hinnendael	55	Executive Vice President and Chief Financial Officer

John H. Turner	57	Senior Vice President of Sales

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 18, 2019, we had 134 record stockholders, and approximately 13,612 beneficial stockholders of our common stock. On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 2/3% stock dividend. The following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each quarter of 2016 and totaled $3.3 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender.

Share Repurchase Program

In 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2017. We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016. As of December 31, 2018, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

The following table shows our share repurchase activity during the three months ended December 31, 2018:

				Maximum Dollar Amount
			Total Number of	of Shares that may
	Total Number		Shares Purchased	yet be Purchased
	of Shares	Average Price	as Part of a Publicly	Under the Program
Period	Purchased	Paid per Share	Announced Program	(in thousands)
October 1, 2018-October 31, 2018	200,000	$18.78	200,000	$12,556

November 1, 2018-November 30, 2018	-	-	-	12,556

December 1, 2018-December 31, 2018	-	-	-	12,556
Total	200,000	$18.78	200,000	$12,556

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2013, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
FOR THE YEAR
Operating revenue	$787,594	$698,120	$671,144	$664,994	$672,929
Operating income	70,348	56,862	58,303	61,063	51,006
Net income	55,027	90,284	33,464	35,745	29,834
Net income – excluding 2017 deferred income taxes benefit(1)	55,027	33,819	33,464	35,745	29,834
Operating ratio(2)	91.1%	91.9%	91.3%	90.8%	92.4%

PER-SHARE DATA(3)
Basic earnings per common share	$1.01	$1.66	$0.62	$0.64	$0.54
Basic earnings per common share – excluding 2017 deferred income taxes benefit(1)	1.01	0.62	0.62	0.64	0.54
Diluted earnings per common share	1.00	1.65	0.61	0.64	0.53
Diluted earnings per common share – excluding 2017 deferred income taxes benefit(1)	1.00	0.62	0.61	0.64	0.53
Dividends declared per common share	0.10	0.08	0.06	0.06	0.06
Book value	10.57	9.64	8.04	7.50	6.96

AT YEAR END
Total assets(4)	$753,904	$690,403	$653,748	$631,528	$576,461
Long-term debt	—	—	7,886	37,867	24,373
Stockholders’ equity	575,954	525,500	437,338	409,421	387,926

(1)

Net income and basic and diluted earnings per common share for 2017 are presented for comparative purposes excluding the $56.5 million deferred income taxes benefit recorded to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017.

(2)	Represents operating expenses as a percentage of operating revenue.

(3)	The amounts for December 31, 2014 through 2016 have been restated to reflect the five-for-three stock split effected in the form of a 66 2/3% stock dividend on July 7, 2017.

(4)

The amount for December 31, 2014 has been restated to reflect the reclassification of current deferred income tax assets to be consistent with the current presentation upon adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Income Taxes” effective December 31, 2015.

Note

We account for our revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification 606, which we adopted on January 1, 2018 using the modified retrospective method. Prior years have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

Overview

We have strategically transitioned from a long-haul carrier to a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Operating results of our MRTN de Mexico business which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers is reported within our Truckload and Brokerage segments.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market, a contracting driver market, severe weather conditions and specific customer demand.

Our operating revenue increased $89.5 million, or 12.8%, from 2017 to 2018. Our operating revenue, net of fuel surcharges, increased $50.4 million, or 8.0%, compared with 2017. Truckload segment revenue, net of fuel surcharges, decreased 4.2% from 2017, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 21.8% from 2017, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 21.8% due to increases in revenue per load and in volume. Brokerage segment revenue increased 22.7% also due to increases in revenue per load and in volume in 2018. Fuel surcharge revenue increased to $106.2 million in 2018 from $67.1 million in 2017 primarily due to higher fuel prices and a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of changes in a number of customer agreements. The change reduced our revenue excluding fuel surcharges by $12.9 million in 2018 and increased our fuel surcharge revenue by the same amount.

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

Our operating income improved 23.7% to $70.3 million in 2018 from $56.9 million in 2017. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.1% in 2018 from 91.9% in 2017. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.7% in 2018 from 91.0% in the 2017. Our net income was $55.0 million, or $1.00 per diluted share, in 2018 and $90.3 million, or $1.65 per diluted share, in 2017. Earnings in 2017 include a deferred income taxes benefit of $56.5 million recorded to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017. Excluding the deferred income taxes benefit, 2018 net income improved 62.7% from 2017 earnings of $33.8 million, or $0.62 per diluted share.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2018, we had $56.8 million of cash and cash equivalents, $576.0 million in stockholders’ equity and no long-term debt outstanding. In 2018, net cash flows provided by operating activities of $150.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $93.9 million, to acquire and upgrade regional operating facilities in the amount of $5.9 million, to pay cash dividends of $5.5 million, and to repurchase and retire 200,000 shares of our common stock for $3.8 million, resulting in a $41.0 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $125 million in 2019. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of net income and diluted earnings per share, net of a deferred income taxes benefit; operating revenue, net of fuel surcharge revenue; Truckload, Dedicated and Intermodal revenue, net of fuel surcharge revenue; operating expenses as a percentage of operating revenue, each net of fuel surcharge revenue; and net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads). We provide these additional disclosures because management believes these measures provide a more consistent basis for comparing results of operations from period to period. These financial measures in this report have not been determined in accordance with U.S. generally accepted accounting principles (GAAP). Pursuant to Item 10(e) of Regulation S-K, we have included the amounts necessary to reconcile these non-GAAP financial measures to the most directly comparable GAAP financial measures of net income, diluted earnings per share, operating revenue, operating expenses divided by operating revenue, and fuel and fuel taxes.

Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Adoption of New Revenue Recognition Accounting Standard

               We account for our revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. Prior years have not been restated and continue to be reported under the accounting standards in effect for those periods. The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2018	2017	2016
Truckload Segment:
Revenue (in thousands)	$375,340	$380,210	$375,851
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,833	$3,514	$3,427
Average tractors(1)	1,613	1,837	1,898
Average miles per trip	573	599	623
Total miles (in thousands)	153,514	178,760	184,281

Dedicated Segment:
Revenue (in thousands)	$223,852	$166,881	$157,370
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,300	$3,481	$3,432
Average tractors(1)	1,088	847	819
Average miles per trip	309	297	301
Total miles (in thousands)	93,269	77,102	75,333

Intermodal Segment:
Revenue (in thousands)	$102,025	$80,621	$71,490
Loads	42,425	40,196	35,947
Average tractors	88	79	76

Brokerage Segment:
Revenue (in thousands)	$86,377	$70,408	$66,433
Loads	51,104	48,271	49,721

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 46, 60 and 68 tractors as of December 31, 2018, 2017 and 2016, respectively.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2018	2017	2018 vs. 2017	2018 vs. 2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$322,324	$336,596	$(14,272)	(4.2)%
Truckload fuel surcharge revenue	53,016	43,614	9,402	21.6
Total Truckload revenue	375,340	380,210	(4,870)	(1.3)

Dedicated revenue, net of fuel surcharge revenue	187,137	153,691	33,446	21.8
Dedicated fuel surcharge revenue	36,715	13,190	23,525	178.4
Total Dedicated revenue	223,852	166,881	56,971	34.1

Intermodal revenue, net of fuel surcharge revenue	85,572	70,282	15,290	21.8
Intermodal fuel surcharge revenue	16,453	10,339	6,114	59.1
Total Intermodal revenue	102,025	80,621	21,404	26.5

Brokerage revenue	86,377	70,408	15,969	22.7

Total operating revenue	$787,594	$698,120	$89,474	12.8%

Operating income:
Truckload	$35,067	$26,326	$8,741	33.2%
Dedicated	18,589	17,074	1,515	8.9
Intermodal	11,150	8,303	2,847	34.3
Brokerage	5,542	5,159	383	7.4
Total operating income	$70,348	$56,862	$13,486	23.7%

Operating ratio(1):
Truckload	90.7%	93.1%
Dedicated	91.7	89.8
Intermodal	89.1	89.7
Brokerage	93.6	92.7
Consolidated operating ratio	91.1%	91.9%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $89.5 million, or 12.8%, to $787.6 million in 2018 from $698.1 million in 2017. Our operating revenue, net of fuel surcharges, increased $50.4 million, or 8.0%, to $681.4 million in 2018 from $631.0 million in 2017. This increase was due to a $33.4 million increase in Dedicated revenue, net of fuel surcharges, a $16.0 million increase in Brokerage revenue, and a $15.3 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $14.3 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $106.2 million in 2018 from $67.1 million in 2017 primarily due to higher fuel prices and a shift of a portion of line haul revenue to fuel surcharge revenue which began in the first quarter of 2018 as a result of changes in a number of customer agreements. The change reduced our revenue excluding fuel surcharges by $12.9 million in 2018 and increased our fuel surcharge revenue by the same amount.

Truckload segment revenue decreased $4.9 million, or 1.3%, to $375.3 million in 2018 from $380.2 million in 2017. Truckload segment revenue, net of fuel surcharges, decreased $14.3 million, or 4.2%, to $322.3 million in 2018 from $336.6 million in 2017, primarily due to a reduction in our average number of tractors, partially offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $2.8 million, or $32 per tractor per week, in 2018, and increased our fuel surcharge revenue by the same amount. The improvement in the operating ratio in 2018 was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $57.0 million, or 34.1%, to $223.9 million in 2018 from $166.9 million in 2017. Dedicated segment revenue, net of fuel surcharges, increased 21.8% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $10.1 million, or $179 per tractor per week, in 2018, and increased our fuel surcharge revenue by the same amount. The increase in the operating ratio for our Dedicated segment was primarily due to an increase in driver wages, an increase in bonus compensation expense for our non-driver employees and increased depreciation expense.

Intermodal segment revenue increased $21.4 million, or 26.5%, to $102.0 million in 2018 from $80.6 million in 2017. Intermodal segment revenue, net of fuel surcharges, increased 21.8% from 2017 due to increases in revenue per load and in volume. The improvement in the operating ratio in 2018 was primarily due to a decrease in the amounts payable to railroads as a percentage of our revenue and increased rates with our customers.

Brokerage segment revenue increased $16.0 million, or 22.7%, to $86.4 million in 2018 from $70.4 million in 2017 due to an increase in volume and rates with our customers. The increase in the operating ratio in 2018 was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2018 vs. 2017	2018 vs. 2017	2018	2017

Operating revenue	$89,474	12.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	25,956	11.5	32.0	32.4
Purchased transportation	26,262	22.2	18.4	17.0
Fuel and fuel taxes	16,243	15.4	15.4	15.1
Supplies and maintenance	(760)	(1.8)	5.2	6.0
Depreciation	3,465	4.1	11.2	12.2
Operating taxes and licenses	480	5.3	1.2	1.3
Insurance and claims	72	0.2	4.9	5.5
Communications and utilities	587	9.7	0.8	0.9
Gain on disposition of revenue equipment	(1,745)	(31.7)	(0.9)	(0.8)
Other	5,428	32.8	2.8	2.4
Total operating expenses	75,988	11.8	91.1	91.9
Operating income	13,486	23.7	8.9	8.1
Other	(1,070)	(275.1)	(0.1)	0.1
Income before income taxes	14,556	25.8	9.0	8.1
Income taxes expense (benefit)	49,813	(147.3)	2.0	(4.8)
Net income	$(35,257)	(39.1)%	7.0%	12.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $26.0 million, or 11.5%, in 2018 from 2017. The increase in salaries, wages and benefits from 2017 resulted primarily from an increase in company driver compensation expense of $11.1 million, an increase in bonus compensation expense for our non-driver employees of $5.4 million, and an increase in employees’ health insurance expense of $3.3 million due to an increase in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $26.3 million in total, or 22.2%, in 2018 from 2017. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $13.7 million to $72.3 million in 2018 from $58.6 million in 2017, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $13.6 million to $65.0 million in 2018 from $51.5 million in 2017. This increase was due to increased intermodal revenue along with increased fuel surcharges to the railroads due to higher fuel prices. The portion of purchased transportation expense related to our independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.1 million in 2018. We expect that purchased transportation expense will increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $16.2 million, or 15.4%, in 2018 from 2017. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $17.4 million, or 37.2%, to $29.4 million in 2018 from $46.8 million in 2017. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $14.0 million from $8.6 million in 2017. Despite an increase in the United States Department of Energy, or DOE, national average cost of fuel to $3.18 per gallon from $2.65 per gallon in 2017, net fuel expense decreased to 4.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.4% in 2017. The net fuel expense to revenue improved primarily due to a $12.9 million shift during 2018 of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements. Increases in our miles per gallon and in our revenue rate per mile in 2018 further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $760,000, or 1.8%, from 2017 primarily due to a decrease in our loading/unloading expense.

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

Gain on disposition of revenue equipment increased to $7.2 million in 2018 from $5.5 million in 2017 primarily due to an increase in the number of trailers sold, along with an increase in our average gain for each tractor and trailer sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $5.4 million increase in other operating expenses in 2018 was due in part to proceeds received in 2017 from the settlement of a lawsuit, net of 2017 legal expenses, of $1.0 million, and increased costs associated with recruiting and retaining drivers.

As a result of the foregoing factors, our operating income improved 23.7% to $70.3 million in 2018 from $56.9 million in 2017. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.1% in 2018 from 91.9% in 2017. The operating ratio for our Truckload segment was 90.7% in 2018 and 93.1% in 2017, for our Dedicated segment was 91.7% in 2018 and 89.8% in 2017, for our Intermodal segment was 89.1% in 2018 and 89.7% in 2017, and for our Brokerage segment was 93.6% in 2018 and 92.7% in 2017. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.7% in 2018 from 91.0% in 2017.

The increase in our non-operating income was primarily due to improved operating results in 2018 by MW Logistics, LLC, or MWL, a 45% owned affiliate.

Our effective income tax rate increased to 22.5% in 2018 from (59.9%) in 2017. We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017, which was enacted prior to December 31, 2017. Excluding that benefit, our effective tax rate was 40.1% in 2017, which exceeds our effective tax rate in 2018 primarily due to the reduction of the federal corporate tax rate in 2018 under the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the federal corporate income tax rate as noted above and allowing bonus depreciation with full expensing of qualified property placed in service after September 27, 2017.

As a result of the factors described above, net income was $55.0 million, or $1.00 per diluted share, in 2018 and $90.3 million, or $1.65 per diluted share, in 2017. Excluding the $56.5 million deferred income taxes benefit recorded in 2017, net income in 2018 improved 62.7% from 2017 earnings of $33.8 million, or $0.62 per diluted share.

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

As a result of the foregoing factors, our operating income decreased to $56.9 million in 2017 from $58.3 million in 2016. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.9% in 2017 and 91.3% in 2016. The operating ratio for our Truckload segment was 93.1% in 2017 and 92.7% in 2016, for our Dedicated segment was 89.8% in 2017 and 87.6% in 2016, for our Intermodal segment was 89.7% in 2017 and 90.0% in 2016, and for our Brokerage segment was 92.7% in 2017 and 93.7% in 2016. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 91.0% in 2017 and 90.6% in 2016.

The decrease in our non-operating expense was primarily due to improved operating results in 2017 by MWL, a 45% owned affiliate.

Our effective income tax rate decreased to (59.9%) in 2017 from 41.4% in 2016. We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017. Excluding that benefit, the effective tax rate was 40.1% in 2017. The decrease to 40.1% was due in part to certain federal employment tax credits realized as a discrete item and an excess tax benefit of $176,000 which was recorded as a decrease to the provision for income taxes in 2017 with the adoption of the provisions of FASB Accounting Standards Update, or ASU, No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” in 2017.

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

(In thousands)	2018	2017	2016
Net cash flows provided by operating activities	$150,623	$121,879	$133,801
Net cash flows used for investing activities	(101,270)	(95,318)	(97,290)
Net cash flows used for financing activities	(8,381)	(11,258)	(36,457)

In 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2017. We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016. As of December 31, 2018, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

         In 2018, net cash flows provided by operating activities of $150.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $93.9 million, to acquire and upgrade regional operating facilities in the amount of $5.9 million, to pay cash dividends of $5.5 million, and to repurchase and retire 200,000 shares of our common stock for $3.8 million, resulting in a $41.0 million increase in cash and cash equivalents. In 2017, net cash flows provided by operating activities of $121.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to partially construct regional operating facilities in the amount of $5.8 million, and to pay cash dividends of $4.4 million, resulting in a $15.3 million increase in cash and cash equivalents. In 2016, net cash flows provided by operating activities of $133.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $89.9 million, to partially construct regional operating facilities in the amount of $5.1 million, to repay, net of borrowings, $30.0 million of long-term debt, to repurchase and retire 759,302 shares of our common stock for $7.5 million, and to pay cash dividends of $3.3 million. Beginning in 2018, our net cash flows are increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate statutory income tax rate and established bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $125 million in 2019. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each quarter of 2016 and totaled $3.3 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2018 and 2017.

The following is a summary of our contractual obligations as of December 31, 2018.

	Payments Due by Period
(In thousands)	2019	2020 And 2021	2022 And 2023	Thereafter	Total
Purchase obligations for revenue equipment	$91,099	$—	$—	$—	$91,099
Operating lease obligations	318	314	40	—	672
Total	$91,417	$314	$40	$—	$91,771

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2018 of 241,348 shares of Company common stock with a value of $3.9 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $14.6 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2018.

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

Revenue Recognition. We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations.

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $348,000 as of December 31, 2018 and $300,000 as of December 31, 2017. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $588.2 million as of December 31, 2018 and $571.9 million as of December 31, 2017. Our depreciation expense was $88.6 million in 2018, $85.1 million in 2017 and $82.4 million in 2016. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2018 by approximately $11.9 million, or 2.0%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $14.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $28.1 million as of December 31, 2018 and $26.2 million as of December 31, 2017. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2018, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.0 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 31 of this Report.

March 1, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.

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

March 1, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Minneapolis, Minnesota

March 1, 2019

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$56,763	$15,791
Receivables:
Trade, less allowances of $348 and $300, respectively	83,033	74,886
Other	3,808	6,131
Prepaid expenses and other	19,924	19,810
Total current assets	163,528	116,618
Property and equipment:
Revenue equipment	679,667	652,974
Buildings and land	85,578	79,881
Office equipment and other	51,185	50,793
Less accumulated depreciation	(228,200)	(211,728)
Net property and equipment	588,230	571,920
Other assets	2,146	1,865
	$753,904	$690,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,704	$16,478
Insurance and claims accruals	28,103	26,177
Accrued liabilities	28,166	21,622
Total current liabilities	71,973	64,277
Deferred income taxes	105,977	100,626
Total liabilities	177,950	164,903
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,466,691 shares at December 31, 2018, and 54,533,455 shares at December 31, 2017, issued and outstanding	545	545
Additional paid-in capital	76,814	76,413
Retained earnings	498,595	448,542
Total stockholders’ equity	575,954	525,500
	$753,904	$690,403

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2018	2017	2016
Operating revenue	$787,594	$698,120	$671,144
Operating expenses (income):
Salaries, wages and benefits	252,047	226,091	224,827
Purchased transportation	144,611	118,349	110,719
Fuel and fuel taxes	121,633	105,390	94,075
Supplies and maintenance	40,853	41,613	43,912
Depreciation	88,585	85,120	82,445
Operating taxes and licenses	9,473	8,993	9,099
Insurance and claims	38,657	38,585	32,223
Communications and utilities	6,634	6,047	6,287
Gain on disposition of revenue equipment	(7,244)	(5,499)	(10,502)
Other	21,997	16,569	19,756
	717,246	641,258	612,841
Operating income	70,348	56,862	58,303
Other	(681)	389	1,237
Income before income taxes	71,029	56,473	57,066
Income taxes expense (benefit)	16,002	(33,811)	23,602
Net income	$55,027	$90,284	$33,464
Basic earnings per common share	$1.01	$1.66	$0.62
Diluted earnings per common share	$1.00	$1.65	$0.61
Dividends declared per common share	$0.10	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2015	54,600	$546	$76,468	$332,407	$409,421
Net income	—	—	—	33,464	33,464
Repurchase and retirement of common stock	(759)	(8)	(7,508)	3	(7,513)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	551	6	4,413	(3)	4,416
Tax benefits from share-based payment arrangement exercises	—	—	46	—	46
Employee taxes paid in exchange for shares withheld	—	—	(127)	—	(127)
Share-based payment arrangement compensation expense	—	—	883	—	883
Dividends on common stock	—	—	—	(3,252)	(3,252)
Balance at December 31, 2016	54,392	544	74,175	362,619	437,338
Net income	—	—	—	90,284	90,284
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	141	1	1,089	—	1,090
Employee taxes paid in exchange for shares withheld	—	—	(47)	—	(47)
Share-based payment arrangement compensation expense	—	—	1,250	—	1,250
Dividends on common stock	—	—	—	(4,361)	(4,361)
Cash in lieu of fractional shares from stock split	—	—	(54)	—	(54)
Balance at December 31, 2017	54,533	545	76,413	448,542	525,500
Adoption of accounting standard (Note 2)	—	—	—	485	485
Net income	—	—	—	55,027	55,027
Repurchase and retirement of common stock	(200)	(2)	(3,754)	—	(3,756)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	134	2	936	—	938
Employee taxes paid in exchange for shares withheld	—	—	(104)	—	(104)
Share-based payment arrangement compensation expense	—	—	3,323	—	3,323
Dividends on common stock	—	—	—	(5,459)	(5,459)
Balance at December 31, 2018	54,467	$545	$76,814	$498,595	$575,954

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2018	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$55,027	$90,284	$33,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,585	85,120	82,445
Gain on disposition of revenue equipment	(7,244)	(5,499)	(10,502)
Deferred income taxes	5,351	(47,228)	13,490
Share-based payment arrangement compensation expense	3,323	1,250	883
Distribution from affiliate	227	400	-
Equity in (earnings) loss from affiliate	(493)	271	1,018
Adoption of accounting standard (Note 2)	485	-	-
Tax benefits from share-based payment arrangement exercises	-	-	46
Changes in other current operating items:
Receivables	(8,131)	(5,974)	8,518
Prepaid expenses and other	(114)	(503)	(1,173)
Accounts payable	1,800	11	594
Insurance and claims accruals	1,926	6,737	3,205
Accrued liabilities	9,881	(2,990)	1,813
Net cash provided by operating activities	150,623	121,879	133,801
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(161,160)	(148,856)	(154,984)
Proceeds from revenue equipment dispositions	67,262	61,227	65,082
Buildings and land, office equipment and other additions	(7,362)	(7,693)	(7,369)
Proceeds from buildings and land, office equipment and other dispositions	5	47	23
Other	(15)	(43)	(42)
Net cash used for investing activities	(101,270)	(95,318)	(97,290)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facility and long-term debt	-	40,831	179,687
Repayment of borrowings under credit facility and long-term debt	-	(48,717)	(209,668)
Dividends on common stock	(5,459)	(4,361)	(3,252)
Repurchase and retirement of common stock	(3,756)	-	(7,513)
Issuance of common stock from share-based payment arrangement exercises	938	1,090	4,416
Employee taxes paid in exchange for shares withheld	(104)	(47)	(127)
Cash in lieu of fractional shares from stock split	-	(54)	-
Net cash used for financing activities	(8,381)	(11,258)	(36,457)
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,972	15,303	54
CASH AND CASH EQUIVALENTS:
Beginning of year	15,791	488	434
End of year	$56,763	$15,791	$488
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$(3,604)	$(1,559)	$4,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$9,526	$14,355	$31
Interest	$50	$151	$214

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. Our dry freight services are expanding, with 1,600 dry vans operating as of December 31, 2018. We operate throughout the United States and into and out of Mexico and Canada.

Principles of consolidation: The accompanying consolidated financial statements include Marten Transport, Ltd. and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

Cash and cash equivalents: Cash in excess of current operating requirements is invested in short-term, highly liquid investments. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain our cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

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

In 2018, we replaced our company-owned tractors within an average of 3.7 years and our trailers within an average of 5.5 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $7.0 million in 2018, $7.1 million in 2017 and $6.9 million in 2016. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $14.6 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition: We account for our revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 3 for more information.

Our largest customer, Walmart, accounted for 15% of our revenue in 2018 and 12% of our trade receivables as of December 31, 2018, 19% of our revenue in 2017 and 15% of our trade receivables as of December 31, 2017 and 17% of our revenue in 2016. Our second largest customer, The Coca-Cola Company, accounted for 13% of our revenue in 2018 and 7% of our trade receivables as of December 31, 2018. During each of 2018, 2017 and 2016, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 3 for more information.

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

Recent accounting pronouncements: In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, “Leases” which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. We will adopt the standard effective January 1, 2019 under the modified retrospective approach by recognizing the cumulative effect of initially applying the standard as an increase of $1.0 million to each of our assets and liabilities in our consolidated balance sheets. We expect the impact of the adoption of the standard to be immaterial to our consolidated balance sheets, statements of operations and statements of cash flows on an ongoing basis. We will include the additional required disclosures beginning with our Form 10-Q for the first quarter of 2019.

2. Adoption of New Accounting Standard

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an increase of $485,000 to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new revenue standard will be immaterial to our net income and financial position on an ongoing basis.

The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

The cumulative effect of the changes made to our consolidated balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments due to ASC 606		Balance at January 1, 2018
Assets:
Prepaid expenses and other	$19,810	$2,445	(a)	$22,255
Liabilities:
Accounts payable and accrued liabilities	38,100	1,960		40,060
Stockholders’ equity:
Retained earnings	448,542	485		449,027

(a)	Contract assets balance at January 1, 2018.

The impact of the adoption of the new revenue standard on our consolidated statement of operations and balance sheet was as follows:

	Year Ended December 31, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments due to ASC 606	As Reported

Operating revenue	$788,216	$(622)	$787,594
Operating expenses:
Salaries, wages and benefits	252,327	(280)	252,047
Purchased transportation	144,573	38	144,611
Fuel and fuel taxes	121,666	(33)	121,633
Supplies and maintenance	40,832	21	40,853
Income taxes expense	16,121	(119)	16,002
Net income	55,276	(249)	55,027

	Balance at December 31, 2018
(In thousands)	Prior to Adoption of ASC 606	Adjustments due to ASC 606		As Reported
Assets:
Prepaid expenses and other	$18,101	$1,823	(a)	$19,924
Liabilities:
Accounts payable and accrued liabilities	42,283	1,587		43,870
Stockholders’ equity:
Retained earnings	498,359	236		498,595

(a)	Contract assets balance at December 31, 2018.

3. Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

We have strategically transitioned from a long-haul carrier to a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Operating results of our MRTN de Mexico business which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers is reported within our Truckload and Brokerage segments.

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated balance sheet as of December 31, 2018. We had no impairment losses on contract assets in 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis, as discussed in our revenue policy note.

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2018	2017	2016
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$322,324	$336,596	$339,967
Truckload fuel surcharge revenue	53,016	43,614	35,884
Total Truckload revenue	375,340	380,210	375,851

Dedicated revenue, net of fuel surcharge revenue	187,137	153,691	147,007
Dedicated fuel surcharge revenue	36,715	13,190	10,363
Total Dedicated revenue	223,852	166,881	157,370

Intermodal revenue, net of fuel surcharge revenue	85,572	70,282	64,508
Intermodal fuel surcharge revenue	16,453	10,339	6,982
Total Intermodal revenue	102,025	80,621	71,490

Brokerage revenue	86,377	70,408	66,433

Total operating revenue	$787,594	$698,120	$671,144

Operating income:
Truckload	$35,067	$26,326	$27,438
Dedicated	18,589	17,074	19,550
Intermodal	11,150	8,303	7,131
Brokerage	5,542	5,159	4,184
Total operating income	$70,348	$56,862	$58,303

Truckload segment depreciation expense was $52.2 million, $57.2 million and $56.2 million, Dedicated segment depreciation expense was $29.6 million, $22.0 million and $20.6 million, Intermodal segment depreciation expense was $5.5 million, $4.6 million and $3.9 million, and Brokerage segment depreciation expense was $1.3 million, $1.3 million and $1.7 million, in 2018, 2017 and 2016, respectively.

4. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2018	2017
Tires in service	$5,011	$4,787
License fees	4,760	4,858
Parts and tires inventory	3,528	4,322
Insurance premiums	1,831	3,057
Contract assets	1,823	—
Other	2,971	2,786
	$19,924	$19,810

Accrued liabilities: As of December 31, accrued liabilities consisted of the following:

(In thousands)	2018	2017
Salaries and wages	$9,744	$4,171
Accrued expenses	7,091	8,212
Vacation	5,895	5,621
Accrued liability to MWL	1,222	1,765
Other	4,214	1,853
	$28,166	$21,622

5. Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2018, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. At December 31, 2017, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $12.9 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 3.2% at December 31, 2018.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver of the 25% limitation for 2016 was obtained from the lender. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2018 and 2017.

6. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2018;

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board, chief executive officer and the principal stockholder. We paid that company $341,000 in 2018, $328,000 in 2017 and $361,000 in 2016 for fuel, tires and related services. In addition, we paid $2.5 million in both 2018 and 2017 and $2.0 million in 2016 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any payables to that company as of December 31, 2018 or 2017.

(b)     We provide transportation services to MWL as described in Note 13.

7. Income Taxes

We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017, which was enacted prior to December 31, 2017. Excluding that benefit, the 2017 federal deferred provision was $8.0 million and the effective tax rate was 40.1%. The Tax Cuts and Jobs Act of 2017 makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the federal corporate income tax rate as noted above beginning on January 1, 2018 and allowing bonus depreciation with full expensing of qualified property placed in service after September 27, 2017.

The components of the income taxes expense (benefit) consisted of the following:

(In thousands)	2018	2017	2016
Current:
Federal	$7,575	$12,427	$8,987
State	3,076	990	1,125
Total current	10,651	13,417	10,112

Deferred:
Federal	5,815	(48,424)	12,427
State	(464)	1,196	1,063
Total deferred	5,351	(47,228)	13,490
Total expense (benefit)	$16,002	$(33,811)	$23,602

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2018	2017	2016
Federal statutory income tax rate	21%	35%	35%
Per diem and other non-deductible expenses	2	4	4
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	2
Federal tax credits	(2)	(1)	—
Decrease in federal deferred taxes due to decrease in statutory rate	—	(100)	—
Other, net	(1)	(1)	—
Effective tax rate	23%	(60)%	41%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2018	2017
Deferred tax assets:
Reserves and accrued liabilities	$7,986	$7,277
Other	2,313	1,965
	10,299	9,242
Deferred tax liabilities:
Depreciation	113,773	107,453
Prepaid expenses	2,503	2,415
	116,276	109,868
Net deferred tax liability	$105,977	$100,626

We have not provided a valuation allowance against deferred tax assets at December 31, 2018 or 2017. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $1.9 million as of December 31, 2018 and $407,000 as of December 31, 2017. The $1.5 million increase in the amount reserved in 2018 relates to current period tax positions and an amendment to prior periods’ open returns for a current position less the removal of the reserve relating to 2013 tax positions, as that period has now closed. The amount reserved as of December 31, 2017 was added in 2013 through 2017 relating to current period tax positions. If recognized, $1.8 million of the unrecognized tax benefits as of December 31, 2018 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $12,000 and $11,000 were recognized in our financial statements as of December 31, 2018 and 2017, respectively. We do not expect the reserves for unrecognized tax benefits to change significantly within the next twelve months. The federal statute of limitations remains open for 2015 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

8. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income	$55,027	$90,284	$33,464
Denominator:
Basic earnings per common share - weighted-average shares	54,590	54,492	54,177
Effect of dilutive stock options	559	358	284
Diluted earnings per common share - weighted-average shares and assumed conversions	55,149	54,850	54,461
Basic earnings per common share	$1.01	$1.66	$0.62
Diluted earnings per common share	$1.00	$1.65	$0.61

Options totaling 153,500, 145,169 and 564,833 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2018, 2017 and 2016, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 14) totaling 1,638, 124,046 and 64,162 equivalent shares for 2018, 2017 and 2016, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

9. Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

10. Share Repurchase Program

In 2007, our Board of Directors approved and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of our common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2017. We repurchased and retired 759,302 shares of our common stock for $7.5 million in the first quarter of 2016. As of December 31, 2018, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

11. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each quarter of 2016 and totaled $3.3 million.

12. Third Amendment to Amended and Restated Certificate of Incorporation

In May 2018, our stockholders approved our Third Amendment to Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 96 million shares to 192 million shares.

13. Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $5.5 million, $2.2 million and $1.2 million of our revenue for loads transported by our tractors and arranged by MWL in 2018, 2017 and 2016, respectively. As of December 31, 2018, we also had a trade receivable in the amount of $630,000 from MWL and an accrued liability of $1.2 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

14. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 998,022 shares have been awarded as of December 31, 2018. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares. The maximum number of shares of common stock available for issuance under the 2015 Plan is 1,333,333 shares. As of December 31, 2018, there were 568,873 shares reserved for issuance under options outstanding and 349,814 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2018, there were 370,320 shares reserved for issuance under options outstanding, which will continue according to their terms. As of the same date, there were no shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2018	2017	2016

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	26%	25%	25%
Risk-free interest rate percentage(3)	2.8%	2.0%	1.4%
Expected dividend yield(4)	0.48%	0.59%	0.50%
Fair value as of the date of grant	$6.19	$4.34	$3.17

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

In May 2012, we granted 98,750 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our third grant of such awards. As of December 31, 2012 and each December 31st thereafter through December 31, 2016, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In May 2013, we granted 104,250 performance unit awards with similar terms to the awards previously granted, and which vested from December 31, 2013 through 2017.

In May 2014, we granted 60,668 performance unit awards with similar terms to the awards previously granted, and also granted 18,337 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2014 vested from December 31, 2014 through 2018.

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

In May 2018, we granted 45,700 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 28,000 performance unit awards in May 2018 and 2,000 awards in August 2018 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2018 vest from December 31, 2018 through 2022. We also granted 2,000 performance unit awards in December 2018 with similar terms to the awards granted in August 2018, except that the awards vest from December 31, 2019 through 2023.

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

Total share-based compensation expense recorded in 2018 was $3.3 million ($2.6 million net of income tax benefit, $0.05 earnings per basic and diluted share), in 2017 was $1.3 million ($738,000 net of income tax benefit, $0.01 of earnings per basic and diluted share), and in 2016 was $883,000 ($547,000 net of income tax benefit, $0.01 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2018, there was a total of $1.6 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.2 years, and $2.4 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2022.

Effective January 1, 2017, we adopted the provisions of FASB ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in decreases to our provision for income taxes in 2018 of $319,000 and in 2017 of $176,000, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016.

Option activity in 2018 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	918,583	$12.02
Granted	154,500	21.26
Exercised	(105,588)	8.91
Forfeited	(28,302)	15.66
Outstanding at December 31, 2018	939,193	$13.78
Exercisable at December 31, 2018	545,713	$11.49

The 939,193 options outstanding as of December 31, 2018 have a weighted average remaining contractual life of 3.8 years and an aggregate intrinsic value based on our closing stock price on December 31, 2018 for in-the-money options of $3.0 million. The 545,713 options exercisable as of the same date have a weighted average remaining contractual life of 2.7 years and an aggregate intrinsic value similarly calculated of $2.6 million.

The fair value of options granted in 2018, 2017 and 2016 was $957,000, $592,000 and $227,000, respectively, for service-based options. The total intrinsic value of options exercised in 2018, 2017 and 2016 was $1.5 million, $830,000 and $1.9 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2018, 2017 and 2016 were $938,000, $1.1 million and $4.4 million, respectively.

Nonvested service-based option awards as of December 31, 2018 and changes during 2018 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2017	413,228	$3.79	5.1
Granted	154,500	6.19	6.7
Vested	(146,546)	3.73	3.4
Forfeited	(27,702)	4.26	5.1
Nonvested at December 31, 2018	393,480	$4.72	5.2

The total fair value of options which vested during 2018, 2017 and 2016 was $547,000, $515,000 and $534,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2018:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	322,662		$13.32
Granted	77,700		20.31
Vested	(182,481)	(1)	14.55
Forfeited	(31,973)		13.81
Nonvested at December 31, 2018	185,909		$14.89

(1)

This number of performance unit award shares vested based on our financial performance in 2018 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in February 2019. As permitted in the performance unit award agreements granted in 2014 and 2015, the Compensation Committee of our Board of Directors adjusted the calculation of the performance vesting component for 2018 to be based on our increase in net income instead of our increase in diluted net income per share. Additionally, the $56.5 million deferred income taxes benefit in 2017 related to the federal Tax Cuts and Jobs Act of 2017 was excluded from the calculation of the increase in net income from 2017 to 2018. The calculation of the increase in net income also included an adjustment of 2017 net income to reflect a federal income tax rate of 21% instead of 35%, to be consistent with the federal rate in 2018.  The fair value of unit award shares that vested in 2018 was $2.7 million.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2018 was $18,500 for participants less than age 50 and $24,500 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2018, 2017 or 2016. Total expense recorded for the plan was $2.3 million in 2018 and $2.1 million in each of 2017 and 2016.

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

15. Excess Tax Benefit Reclassification

Effective January 1, 2017, we adopted the provisions of FASB ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions. This standard changed the classification of excess tax benefits in the statements of cash flows. We retrospectively reclassified $235,000 of excess tax benefits for 2016 from financing to operating activities within our 2018 and 2017 consolidated statements of cash flows.

16. Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan. The deferred compensation plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2018, 241,348 shares of Company common stock with a value of $3.9 million were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

17. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

18. Commitments and Contingencies

We are committed to purchase $91.1 million of new revenue equipment in 2019. Operating lease obligation expenditures total $672,000 through 2022.

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

19. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2018 and 2017:

2018 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$186,960	$197,024	$199,649	$203,961
Operating income	13,594	18,223	18,993	19,538
Net income	10,331	13,702	15,257	15,737
Basic earnings per common share	0.19	0.25	0.28	0.29
Diluted earnings per common share	0.19	0.25	0.28	0.29

2017 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$173,159	$171,511	$170,679	$182,771
Operating income	13,938	15,569	13,022	14,333
Net income	8,214	9,141	7,855	65,074
Net income – excluding deferred income taxes benefit(1)	8,214	9,141	7,855	8,609
Basic earnings per common share	0.15	0.17	0.14	1.19
Basic earnings per common share – excluding deferred income taxes benefit(1)	0.15	0.17	0.14	0.16
Diluted earnings per common share	0.15	0.17	0.14	1.18
Diluted earnings per common share – excluding deferred income taxes benefit(1)	0.15	0.17	0.14	0.16

(1)

The amounts are presented for comparative purposes excluding the $56.5 million deferred income taxes benefit recorded to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017.

The sum of the diluted earnings per common share for the 2018 quarters exceeds the amount for the year, and the sum of the basic and diluted earnings per common share for the 2017 quarters is less than the amounts for the year due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

A.            Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2019 Proxy Statement is incorporated in this Report by reference.

B.            Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C.            Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy Statement is incorporated in this Report by reference.

D.            Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.            Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2019 Proxy Statement is incorporated in this Report by reference.

F.            Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2019 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2019 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2019 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2019 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2019 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.     Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 11, 2019. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Bylaws of the Company	See Exhibit 3.5 above.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 12, 2016.

10.21	Second Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

10.22	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2018.

Item No.	Item	Filing Method

10.23

Eighth Amendment to Credit Agreement, dated as of August 24, 2018, by and among Marten Transport, Ltd., borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on March 1, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three years ended December 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2018, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.

ITEM 16:  FORM 10-K SUMMARY

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2019	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Ronald R. Booth

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2018	$26,177	$56,122	$(54,196)	(1)	$28,103
Year ended December 31, 2017	19,440	53,609	(46,872)	(1)	26,177
Year ended December 31, 2016	16,235	49,614	(46,409)	(1)	19,440

Allowance for doubtful accounts:
Year ended December 31, 2018	300	163	(115)	(2)	348
Year ended December 31, 2017	275	33	(8)	(2)	300
Year ended December 31, 2016	305	88	(118)	(2)	275

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.