Form 10-Q
period 2019-03-31
MARTEN TRANSPORT LTD
filed 2019-05-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2019

Commission File Number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

Delaware	39-1140809
(State of incorporation)	(I.R.S. employer identification no.)

129 Marten Street
Mondovi, Wisconsin 54755	715-926-4216
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE	MRTN	THE NASDAQ STOCK MARKET LLC
$.01 PER SHARE		(NASDAQ GLOBAL SELECT MARKET)

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,610,272 as of April 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,526	$56,763
Receivables:
Trade, net	84,443	83,033
Other	5,273	3,808
Prepaid expenses and other	18,025	19,924
Total current assets	193,267	163,528

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	819,809	816,430
Accumulated depreciation	(241,658)	(228,200)
Net property and equipment	578,151	588,230
Other noncurrent assets	3,109	2,146
Total assets	$774,527	$753,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,512	$15,704
Insurance and claims accruals	29,381	28,103
Accrued and other current liabilities	31,649	28,166
Total current liabilities	79,542	71,973
Deferred income taxes	106,796	105,977
Noncurrent operating lease liabilities	452	-
Total liabilities	186,790	177,950

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,572,289 shares at March 31, 2019, and 54,466,691 shares at December 31, 2018, issued and outstanding	546	545
Additional paid-in capital	76,687	76,814
Retained earnings	510,504	498,595
Total stockholders’ equity	587,737	575,954
Total liabilities and stockholders’ equity	$774,527	$753,904

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2019	2018

Operating revenue	$199,023	$186,960

Operating expenses (income):
Salaries, wages and benefits	63,524	58,822
Purchased transportation	38,249	35,026
Fuel and fuel taxes	27,677	29,044
Supplies and maintenance	11,121	10,436
Depreciation	22,543	21,815
Operating taxes and licenses	2,333	2,287
Insurance and claims	9,875	10,290
Communications and utilities	1,950	1,683
Gain on disposition of revenue equipment	(1,548)	(1,211)
Other	5,566	5,174

Total operating expenses	181,290	173,366

Operating income	17,733	13,594

Other	(278)	(189)

Income before income taxes	18,011	13,783

Income taxes expense	4,465	3,452

Net income	$13,546	$10,331

Basic earnings per common share	$0.25	$0.19

Diluted earnings per common share	$0.25	$0.19

Dividends declared per common share	$0.03	$0.025

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2017	54,533	$545	$76,413	$448,542	$525,500
Adoption of accounting standard	-	-	-	485	485
Net income	-	-	-	10,331	10,331
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	1	285	-	286
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	321	-	321
Dividends on common stock	-	-	-	(1,365)	(1,365)
Balance at March 31, 2018	54,590	546	76,915	457,993	535,454
Net income	-	-	-	44,696	44,696
Repurchase and retirement of common stock	(200)	(2)	(3,754)	-	(3,756)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	77	1	651	-	652
Share-based payment arrangement compensation expense	-	-	3,002	-	3,002
Dividends on common stock	-	-	-	(4,094)	(4,094)
Balance at December 31, 2018	54,467	545	76,814	498,595	575,954
Net income	-	-	-	13,546	13,546
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	291	-	292
Employee taxes paid in exchange for shares withheld	-	-	(784)	-	(784)
Share-based payment arrangement compensation expense	-	-	366	-	366
Dividends on common stock	-	-	-	(1,637)	(1,637)
Balance at March 31, 2019	54,572	$546	$76,687	$510,504	$587,737

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2019	2018
Cash flows provided by operating activities:
Operations:
Net income	$13,546	$10,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,543	21,815
Gain on disposition of revenue equipment	(1,548)	(1,211)
Deferred income taxes	819	1,050
Net noncurrent operating lease assets and liabilities	(537)	-
Share-based payment arrangement compensation expense	366	321
Equity in loss (earnings) from affiliate	51	(188)
Adoption of accounting standard	-	485
Changes in other current operating items:
Receivables	(315)	(7,535)
Prepaid expenses and other	1,899	624
Accounts payable	2,098	(3,571)
Insurance and claims accruals	1,278	(763)
Accrued and other current liabilities	(3,397)	1,824
Net cash provided by operating activities	36,803	23,182

Cash flows used for investing activities:
Revenue equipment additions	(13,159)	(37,696)
Proceeds from revenue equipment dispositions	8,529	14,924
Buildings and land, office equipment and other additions	(1,256)	(4,611)
Other	(25)	(9)
Net cash used for investing activities	(5,911)	(27,392)

Cash flows used for financing activities:
Dividends on common stock	(1,637)	(1,365)
Issuance of common stock from share-based payment arrangement exercises	292	286
Employee taxes paid in exchange for shares withheld	(784)	(104)
Net cash used for financing activities	(2,129)	(1,183)

Net change in cash and cash equivalents	28,763	(5,393)

Cash and cash equivalents:
Beginning of period	56,763	15,791
End of period	$85,526	$10,398

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$5,030	$12,493

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,382	$463
Interest	$11	$8

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2018 Annual Report on Form 10-K.

(2) Adoption of New Accounting Standard

We adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2016-02, Leases (Accounting Standards Codification, or ASC, 842), as of January 1, 2019, using the modified retrospective approach. In addition, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

Adoption of the new standard resulted in the recording of additional operating lease assets and lease liabilities of approximately $1.1 million, respectively, as of January 1, 2019. The standard did not impact our consolidated net earnings and had no impact on cash flows.

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2019 for the adoption of the new leasing standard was as follows:

(In thousands)	Balance at December 31, 2018	Adjustments Due to ASC 842		Balance at January 1, 2019
Assets:
Other noncurrent assets	$2,146	$1,135	(a)	$3,281
Liabilities:
Accrued and other current liabilities	28,166	540		28,706
Noncurrent operating lease liabilities	-	595		595

(a)	Operating lease assets balance at January 1, 2019.

              The impact of the adoption of the new leasing standard on our consolidated condensed balance sheet as of March 31, 2019 was as follows:

	Balance at March 31, 2019
(In thousands)	Prior to Adoption of ASC 842	Adjustments Due to ASC 842		As Reported
Assets:
Other noncurrent assets	$2,120	$989	(a)	$3,109
Liabilities:
Accrued and other current liabilities	31,112	537		31,649
Noncurrent operating lease liabilities	-	452		452

(a)	Operating lease assets balance at March 31, 2019.

(3) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2019	2018
Numerator:
Net income	$13,546	$10,331
Denominator:
Basic earnings per common share - weighted-average shares	54,553	54,572
Effect of dilutive stock options	493	523
Diluted earnings per common share - weighted-average shares and assumed conversions	55,046	55,095

Basic earnings per common share	$0.25	$0.19
Diluted earnings per common share	$0.25	$0.19

Options totaling 274,200 and 16,000 equivalent shares for the three-month periods ended March 31, 2019 and 2018, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 2,520 and 126,350 equivalent shares for the three-month periods ended March 31, 2019 and 2018, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(4) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At March 31, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. At December 31, 2018, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $14.6 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 3.15% at March 31, 2019.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2019 and December 31, 2018.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $100,000 in the first three months of 2019 and $125,000 in the first three months of 2018 for fuel, tires and related services. In addition, we paid $155,000 in the first three months of 2019 and $438,000 in the first three months of 2018 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 10.

(6) Leases

We lease terminal space, drop yard areas, office space, land and equipment. All leases are classified as operating leases. We do not have any financing leases. Leases with an initial term of 12 months or less are not recorded in our balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Rental payments for operating leases that extend beyond 12 months are fixed.

Some leases include options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our sole discretion. Operating lease liabilities include leases that we have determined are reasonably certain of being extended.

The classification of operating leases in our consolidated condensed balance sheet was as follows:

(In thousands)	Balance at March 31, 2019
Assets:
Other noncurrent assets	$989	(a)
Liabilities:
Accrued and other current liabilities	537
Noncurrent operating lease liabilities	452
Total liabilities	$989

(a)	Operating lease assets balance at March 31, 2019.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
Remainder of 2019	$385
2020	372
2021	211
2022	55
Total lease payments	1,023
Adjust to present value	(34)
Total operating lease liabilities	$989

The weighted-average remaining lease term at March 31, 2019 was 27 months and at January 1, 2019 was 29 months. The weighted-average discount rate at both March 31, 2019 and January 1, 2019 was 2.1%. The operating leases identified do not contain implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

There were no operating lease assets obtained in the three months ended March 31, 2019 in exchange for lease obligations. Cash paid for operating leases included in the measurement of lease liabilities during the three months ended March 31, 2019 was $150,000.

Operating lease expense for the three months ended March 31, 2019 was $374,000 and is reported within other operating expenses in our consolidated condensed statements of operations. This amount includes $224,000 of short-term lease expense with an initial term of 12 months or less.

(7) Share Repurchase Program

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first quarter of 2019 or in the rest of 2018. As of March 31, 2019, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

(8) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.03 per share of common stock was declared in the first quarter of 2019 and totaled $1.6 million. A quarterly cash dividend of $0.025 per share of common stock was declared in the first quarter of 2018 and totaled $1.4 million.

(9) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first three months of 2019, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2019 and 2018 was $366,000 and $321,000, respectively.

(10) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $585,000 and $1.5 million of our revenue for loads transported by our tractors and arranged by MWL in the first three months of 2019 and 2018, respectively. As of March 31, 2019, we also had a trade receivable in the amount of $303,000 from MWL and an accrued liability of $1.4 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(11) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(12) Commitments and Contingencies

We are committed to purchase $91.1 million of new revenue equipment through the remainder of 2019. Operating lease obligations through 2022 total $1.0 million.

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

(13) Revenue and Business Segments

We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606, Revenue from Contracts with Customers.

We have strategically transitioned from a long-haul carrier to a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada. Our agreements with customers are typically for one year.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of March 31, 2019 and December 31, 2018. We had no impairment losses on contract assets in the first quarter of 2019 or in 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2019	2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,167	$80,216
Truckload fuel surcharge revenue	11,555	12,801
Total Truckload revenue	91,722	93,017

Dedicated revenue, net of fuel surcharge revenue	48,924	42,364
Dedicated fuel surcharge revenue	8,801	6,469
Total Dedicated revenue	57,725	48,833

Intermodal revenue, net of fuel surcharge revenue	19,755	20,808
Intermodal fuel surcharge revenue	3,216	3,844
Total Intermodal revenue	22,971	24,652

Brokerage revenue	26,605	20,458
Total operating revenue	$199,023	$186,960

Operating income:
Truckload	$7,555	$6,815
Dedicated	5,515	2,488
Intermodal	2,394	2,978
Brokerage	2,269	1,313
Total operating income	$17,733	$13,594

Truckload segment depreciation expense was $13.1 million and $13.5 million, Dedicated segment depreciation expense was $7.8 million and $6.7 million, Intermodal segment depreciation expense was $1.3 million for each period, and Brokerage segment depreciation expense was $364,000 and $323,000 in the three-month periods ended March 31, 2019 and 2018, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part 1, Item 1A for the year ended December 31, 2018. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Overview

We have strategically transitioned from a long-haul carrier to a multifaceted business offering a network of truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

The primary source of our operating revenue is provided by our Truckload segment through a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada. Our agreements with customers are typically for one year.

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

Our operating revenue increased $12.1 million, or 6.5%, in the first three months of 2019 from the first three months of 2018. Our operating revenue, net of fuel surcharges, increased $11.6 million, or 7.1%, compared with the first three months of 2018. Truckload segment revenue, net of fuel surcharges, decreased 0.1% from the first three months of 2018, primarily due to a reduction in our average number of tractors, principally offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 15.5% from the first three months of 2018, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, decreased 5.1% due to a reduced load volume. Brokerage segment revenue increased 30.0% due to increases in both volume and rates in the first three months of 2019. Fuel surcharge revenue increased slightly to $23.6 million in the first three months of 2019 from $23.1 million in the first three months of 2018.

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

Our operating income improved 30.4% to $17.7 million in the first three months of 2019 from $13.6 million in the first three months of 2018. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.1% in the first three months of 2019 from 92.7% in the first three months of 2018. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.9% in the first three months of 2019 from 91.7% in the first three months of 2018. Our net income improved 31.1% to $13.5 million, or $0.25 per diluted share, in the first three months of 2019 from $10.3 million, or $0.19 per diluted share, in the first three months of 2018.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2019, we had $85.5 million of cash and cash equivalents, $587.7 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2019, net cash flows provided by operating activities of $36.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $4.6 million, to upgrade regional operating facilities in the amount of $846,000, and to pay cash dividends of $1.6 million, resulting in a $28.8 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $119 million in the remainder of 2019. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2019	2018
Truckload Segment:
Revenue (in thousands)	$91,722	$93,017
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,859	$3,679
Average tractors(1)	1,616	1,696
Average miles per trip	562	603
Total miles (in thousands)	37,236	40,582

Dedicated Segment:
Revenue (in thousands)	$57,725	$48,833
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,382	$3,267
Average tractors(1)	1,125	1,009
Average miles per trip	322	297
Total miles (in thousands)	23,643	21,135

Intermodal Segment:
Revenue (in thousands)	$22,971	$24,652
Loads	9,251	10,737
Average tractors	87	82

Brokerage Segment:
Revenue (in thousands)	$26,605	$20,458
Loads	15,266	11,889

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 46 and 55 tractors as of March 31, 2019 and 2018, respectively.

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$80,167	$80,216	$(49)	(0.1)%
Truckload fuel surcharge revenue	11,555	12,801	(1,246)	(9.7)
Total Truckload revenue	91,722	93,017	(1,295)	(1.4)

Dedicated revenue, net of fuel surcharge revenue	48,924	42,364	6,560	15.5
Dedicated fuel surcharge revenue	8,801	6,469	2,332	36.0
Total Dedicated revenue	57,725	48,833	8,892	18.2

Intermodal revenue, net of fuel surcharge revenue	19,755	20,808	(1,053)	(5.1)
Intermodal fuel surcharge revenue	3,216	3,844	(628)	(16.3)
Total Intermodal revenue	22,971	24,652	(1,681)	(6.8)

Brokerage revenue	26,605	20,458	6,147	30.0

Total operating revenue	$199,023	$186,960	$12,063	6.5%

Operating income:
Truckload	$7,555	$6,815	$740	10.9%
Dedicated	5,515	2,488	3,027	121.7
Intermodal	2,394	2,978	(584)	(19.6)
Brokerage	2,269	1,313	956	72.8
Total operating income	$17,733	$13,594	$4,139	30.4%

Operating ratio(1):
Truckload	91.8%	92.7%
Dedicated	90.4	94.9
Intermodal	89.6	87.9
Brokerage	91.5	93.6
Consolidated operating ratio	91.1%	92.7%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $12.1 million, or 6.5%, to $199.0 million in the 2019 period from $187.0 million in the 2018 period. Our operating revenue, net of fuel surcharges, increased $11.6 million, or 7.1%, to $175.5 million in the 2019 period from $163.8 million in the 2018 period. This increase was due to a $6.6 million increase in Dedicated revenue, net of fuel surcharges, and a $6.1 million increase in Brokerage revenue, partially offset by a $49,000 decrease in Truckload revenue, net of fuel surcharges, and a $1.1 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased slightly to $23.6 million in the 2019 period from $23.1 million in the 2018 period. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $3.6 million in the 2019 period and by $1.7 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts.

Truckload segment revenue decreased $1.3 million, or 1.4%, to $91.7 million in the 2019 period from $93.0 million in the 2018 period. Truckload segment revenue, net of fuel surcharges, was $80.2 million in each of the 2019 and 2018 periods as a reduction in our average number of tractors in the 2019 period was offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $782,000 in the 2019 period and by $282,000 in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio in the 2019 period was primarily due to the increase in our average revenue per tractor driven by increased rates with our customers.

Dedicated segment revenue increased $8.9 million, or 18.2%, to $57.7 million in the 2019 period from $48.8 million in the 2018 period. Dedicated segment revenue, net of fuel surcharges, increased 15.5% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $2.9 million in the 2019 period and by $1.4 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor and startup costs associated with new business that began in the 2018 period.

Intermodal segment revenue decreased $1.7 million, or 6.8%, to $23.0 million in the 2019 period from $24.7 million in the 2018 period. Intermodal segment revenue, net of fuel surcharges, decreased 5.1% from the 2018 period due to a decrease in load volume. The increase in the operating ratio in the 2019 period was primarily due to increased driver wages in the period.

Brokerage segment revenue increased $6.1 million, or 30.0%, to $26.6 million in the 2019 period from $20.5 million in the 2018 period due to an increase in both volume and rates with our customers. The improvement in the operating ratio in the 2019 period was primarily due to a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$12,063	6.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,702	8.0	31.9	31.5
Purchased transportation	3,223	9.2	19.2	18.7
Fuel and fuel taxes	(1,367)	(4.7)	13.9	15.5
Supplies and maintenance	685	6.6	5.6	5.6
Depreciation	728	3.3	11.3	11.7
Operating taxes and licenses	46	2.0	1.2	1.2
Insurance and claims	(415)	(4.0)	5.0	5.5
Communications and utilities	267	15.9	1.0	0.9
Gain on disposition of revenue equipment	(337)	(27.8)	(0.8)	(0.6)
Other	392	7.6	2.8	2.8
Total operating expenses	7,924	4.6	91.1	92.7
Operating income	4,139	30.4	8.9	7.3
Other	(89)	(47.1)	(0.1)	(0.1)
Income before income taxes	4,228	30.7	9.0	7.4
Income taxes expense	1,013	29.3	2.2	1.8
Net income	$3,215	31.1%	6.8%	5.5%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $4.7 million, or 8.0%, in the 2019 period from the 2018 period. This increase resulted primarily from additional company driver compensation expense of $3.2 million and an increase in bonus compensation expense for our non-driver employees of $1.2 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $3.2 million in total, or 9.2%, in the 2019 period from the 2018 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $4.8 million to $22.1 million in the 2019 period from $17.3 million in the 2018 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $1.2 million to $14.7 million in the 2019 period from $15.9 million in the 2018 period. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $387,000 in the 2019 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $1.4 million, or 4.7%, in the 2019 period from the 2018 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.3 million, or 24.9%, to $7.0 million in the 2019 period from $9.3 million in the 2018 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.8 million from $3.3 million in the 2018 period. Despite the United States Department of Energy national average cost of fuel being consistent at $3.02 per gallon in each of the 2019 and 2018 periods, net fuel expense decreased to 4.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 6.5% in the 2018 period. The net fuel expense to revenue improved primarily due to a $3.6 million shift during the 2019 period of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements, compared with a $1.7 million shift to fuel surcharge revenue in the 2018 period. Increases in our miles per gallon and in our revenue rate per mile in the 2019 period further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $415,000 decrease in insurance and claims in the 2019 period was primarily due to decreases in self-insured workers’ compensation and cargo claims, partially offset by an increase in self-insured auto liability claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $1.5 million in the 2019 period from $1.2 million in the 2018 period primarily due to an increase in our average gain for each tractor and trailer sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating income improved 30.4% to $17.7 million in the 2019 period from $13.6 million in the 2018 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 91.1% in the 2019 period from 92.7% in the 2018 period. The operating ratio for our Truckload segment was 91.8% in the 2019 period and 92.7% in the 2018 period, for our Dedicated segment was 90.4% in the 2019 period and 94.9% in the 2018 period, for our Intermodal segment was 89.6% in the 2019 period and 87.9% in the 2018 period, and for our Brokerage segment was 91.5% in the 2019 period and 93.6% in the 2018 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.9% in the 2019 period from 91.7% in the 2018 period.

Our effective income tax rate decreased slightly to 24.8% in the 2019 period from 25.0% in the 2018 period.

As a result of the factors described above, net income improved 31.1% to $13.5 million, or $0.25 per diluted share, in the 2019 period from $10.3 million, or $0.19 per diluted share, in the 2018 period.

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

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash flows provided by operating activities	$36,803	$23,182
Net cash flows used for investing activities	(5,911)	(27,392)
Net cash flows used for financing activities	(2,129)	(1,183)

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first quarter of 2019 or in the rest of 2018. As of March 31, 2019, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

In the first three months of 2019, net cash flows provided by operating activities of $36.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $4.6 million, to upgrade regional operating facilities in the amount of $846,000, and to pay cash dividends of $1.6 million, resulting in a $28.8 million increase in cash and cash equivalents. In the first three months of 2018, net cash flows provided by operating activities of $23.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $22.8 million, to acquire and partially construct regional operating facilities in the amount of $4.4 million, and to pay cash dividends of $1.4 million, resulting in a $5.4 million decrease in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $119 million for the remainder of 2019. A quarterly cash dividend of $0.03 per share of common stock was declared in the first quarter of 2019 and totaled $1.6 million. A quarterly cash dividend of $0.025 per share of common stock was declared in the first quarter of 2018 and totaled $1.4 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At March 31, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $14.6 million and remaining borrowing availability of $15.4 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2019 and December 31, 2018.

The following is a summary of our contractual obligations as of March 31, 2019.

	Payments Due by Period
(In thousands)	Remainder of 2019	2020 And 2021	2022 And 2023	Thereafter	Total
Purchase obligations for revenue equipment	$91,061	$—	$—	$—	$91,061
Operating lease obligations	385	583	55	—	1,023
Total	$91,446	$583	$55	$—	$92,084

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2019 of 241,754 shares of Company common stock with a value of $4.3 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $14.6 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2019.

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

Revenue Recognition. We account for our revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The new revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $317,000 as of March 31, 2019 and $348,000 as of December 31, 2018. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $578.2 million as of March 31, 2019 and $588.2 million as of December 31, 2018. Our depreciation expense was $22.5 million for the first three months of 2019 and $21.8 million for the first three months of 2018. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2019 by approximately $12.5 million, or 2.2%.

Impairment of Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $14.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $29.4 million as of March 31, 2019 and $28.1 million as of December 31, 2018. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2019, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.       Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2018.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 9, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2019 and March 31, 2018, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 31, 2019 and March 31, 2018, and for the nine-month period ended December 31, 2018, (iv)  Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2019 and March 31, 2018, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 9, 2019	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)