Form 10-Q
period 2019-06-30
MARTEN TRANSPORT LTD
filed 2019-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,634,856 as of July 29, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,792	$56,763
Receivables:
Trade, net	87,044	83,033
Other	3,354	3,808
Prepaid expenses and other	19,724	19,924
Total current assets	192,914	163,528

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	857,410	816,430
Accumulated depreciation	(256,836)	(228,200)
Net property and equipment	600,574	588,230
Other noncurrent assets	3,107	2,146
Total assets	$796,595	$753,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,293	$15,704
Insurance and claims accruals	30,907	28,103
Accrued and other current liabilities	29,976	28,166
Total current liabilities	85,176	71,973
Deferred income taxes	108,578	105,977
Noncurrent operating lease liabilities	451	-
Total liabilities	194,205	177,950

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,633,188 shares at June 30, 2019, and 54,466,691 shares at December 31, 2018, issued and outstanding	546	545
Additional paid-in capital	77,789	76,814
Retained earnings	524,055	498,595
Total stockholders’ equity	602,390	575,954
Total liabilities and stockholders’ equity	$796,595	$753,904

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2019	2018	2019	2018

Operating revenue	$212,090	$197,024	$411,113	$383,984

Operating expenses (income):
Salaries, wages and benefits	68,613	63,250	132,137	122,072
Purchased transportation	38,668	35,048	76,917	70,074
Fuel and fuel taxes	30,952	31,742	58,629	60,786
Supplies and maintenance	11,502	10,251	22,623	20,687
Depreciation	23,462	22,193	46,005	44,008
Operating taxes and licenses	2,438	2,364	4,771	4,651
Insurance and claims	9,862	8,941	19,737	19,231
Communications and utilities	1,950	1,647	3,900	3,330
Gain on disposition of revenue equipment	(1,230)	(2,160)	(2,778)	(3,371)
Other	5,929	5,525	11,495	10,699

Total operating expenses	192,146	178,801	373,436	352,167

Operating income	19,944	18,223	37,677	31,817

Other	(395)	(138)	(673)	(327)

Income before income taxes	20,339	18,361	38,350	32,144

Income taxes expense	5,149	4,659	9,614	8,111

Net income	$15,190	$13,702	$28,736	$24,033

Basic earnings per common share	$0.28	$0.25	$0.53	$0.44

Diluted earnings per common share	$0.28	$0.25	$0.52	$0.44

Dividends declared per common share	$0.03	$0.025	$0.06	$0.05

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2018	54,467	$545	$76,814	$498,595	$575,954
Net income	-	-	-	13,546	13,546
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	291	-	292
Employee taxes paid in exchange for shares withheld	-	-	(784)	-	(784)
Share-based payment arrangement compensation expense	-	-	366	-	366
Dividends on common stock	-	-	-	(1,637)	(1,637)
Balance at March 31, 2019	54,572	546	76,687	510,504	587,737
Net income	-	-	-	15,190	15,190
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	61	-	466	-	466
Share-based payment arrangement compensation expense	-	-	636	-	636
Dividends on common stock	-	-	-	(1,639)	(1,639)
Balance at June 30, 2019	54,633	$546	$77,789	$524,055	$602,390

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2017	54,533	$545	$76,413	$448,542	$525,500
Adoption of accounting standard	-	-	-	485	485
Net income	-	-	-	10,331	10,331
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	1	285	-	286
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	321	-	321
Dividends on common stock	-	-	-	(1,365)	(1,365)
Balance at March 31, 2018	54,590	546	76,915	457,993	535,454
Net income	-	-	-	13,702	13,702
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	69	1	562	-	563
Share-based payment arrangement compensation expense	-	-	889	-	889
Dividends on common stock	-	-	-	(1,366)	(1,366)
Balance at June 30, 2018	54,659	$547	$78,366	$470,329	$549,242

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2019	2018
Cash flows provided by operating activities:
Operations:
Net income	$28,736	$24,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,005	44,008
Gain on disposition of revenue equipment	(2,778)	(3,371)
Deferred income taxes	2,601	3,215
Net noncurrent operating lease assets and liabilities	(553)	-
Share-based payment arrangement compensation expense	1,002	1,210
Distribution from affiliate	-	45
Equity in loss (earnings) from affiliate	68	(331)
Adoption of accounting standard	-	485
Changes in other current operating items:
Receivables	(2,798)	(8,854)
Prepaid expenses and other	200	(66)
Accounts payable	87	2,683
Insurance and claims accruals	2,804	(603)
Accrued and other current liabilities	(1,865)	4,921
Net cash provided by operating activities	73,509	67,375

Cash flows used for investing activities:
Revenue equipment additions	(60,784)	(85,325)
Proceeds from revenue equipment dispositions	18,879	31,954
Buildings and land, office equipment and other additions	(2,248)	(5,788)
Other	(25)	(18)
Net cash used for investing activities	(44,178)	(59,177)

Cash flows used for financing activities:
Dividends on common stock	(3,276)	(2,731)
Issuance of common stock from share-based payment arrangement exercises	758	849
Employee taxes paid in exchange for shares withheld	(784)	(104)
Net cash used for financing activities	(3,302)	(1,986)

Net change in cash and cash equivalents	26,029	6,212

Cash and cash equivalents:
Beginning of period	56,763	15,791
End of period	$82,792	$22,003

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$11,418	$(2,790)

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$4,143	$848
Interest	$23	$20

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019

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

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2019 for the adoption of the new leasing standard was as follows:

(In thousands)	Balance at December 31, 2018	Adjustments Due to ASC 842		Balance at January 1, 2019
Assets:
Other noncurrent assets	$2,146	$1,135	(a)	$3,281
Liabilities:
Accrued and other current liabilities	28,166	540		28,706
Noncurrent operating lease liabilities	-	595		595

(a)	Operating lease assets balance at January 1, 2019.

              The impact of the adoption of the new leasing standard on our consolidated condensed balance sheet as of June 30, 2019 was as follows:

	Balance at June 30, 2019
(In thousands)	Prior to Adoption of ASC 842	Adjustments Due to ASC 842		As Reported
Assets:
Other noncurrent assets	$2,103	$1,004	(a)	$3,107
Liabilities:
Accrued and other current liabilities	29,423	553		29,976
Noncurrent operating lease liabilities	-	451		451

(a)	Operating lease assets balance at June 30, 2019.

(3) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$15,190	$13,702	$28,736	$24,033
Denominator:
Basic earnings per common share - weighted-average shares	54,616	54,613	54,585	54,592
Effect of dilutive stock options	465	513	470	523
Diluted earnings per common share - weighted-average shares and assumed conversions	55,081	55,126	55,055	55,115

Basic earnings per common share	$0.28	$0.25	$0.53	$0.44
Diluted earnings per common share	$0.28	$0.25	$0.52	$0.44

Options totaling 317,800 equivalent shares for each of the three-month and six-month periods ended June 30, 2019, and 17,000 equivalent shares for each of the three-month and six-month periods ended June 30, 2018, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 72,796 equivalent shares for each of the three-month and six-month periods ended June 30, 2019, and 109,255 equivalent shares for each of the three-month and six-month periods ended June, 30, 2018, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(4) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At June 30, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.3 million and remaining borrowing availability of $14.7 million. At December 31, 2018, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $14.6 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 3.09% at June 30, 2019.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2019 and December 31, 2018.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $201,000 in the first six months of 2019 and $188,000 in the first six months of 2018 for fuel, tires and related services. In addition, we paid $571,000 in the first six months of 2019 and $1.4 million in the first six months of 2018 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

Some leases include options to renew, with renewal terms that can extend the lease term from 6 months to 3 years or more. The exercise of lease renewal options is at our sole discretion. Operating lease liabilities include leases that we have determined are reasonably certain of being extended.

The classification of operating leases in our consolidated condensed balance sheet was as follows:

(In thousands)	Balance at June 30, 2019
Assets:
Other noncurrent assets	$1,004	(a)
Liabilities:
Accrued and other current liabilities	553
Noncurrent operating lease liabilities	451
Total liabilities	$1,004

(a)	Operating lease assets balance at June 30, 2019.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
Remainder of 2019	$299
2020	419
2021	229
2022 - 2024	95
Total lease payments	1,042
Adjust to present value	(38)
Total operating lease liabilities	$1,004

The weighted-average remaining lease term at June 30, 2019 was 27 months and at January 1, 2019 was 29 months. The weighted-average discount rate was 2.25% at June 30, 2019 and 2.1% at January 1, 2019. The operating leases identified do not contain implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

One operating lease asset was obtained in the six months ended June 30, 2019 in exchange for a lease obligation of $82,000. Cash paid for operating leases included in the measurement of lease liabilities during the six months ended June 30, 2019 was $306,000.

Operating lease expense for the six months ended June 30, 2019 was $848,000 and is reported within other operating expenses in our consolidated condensed statements of operations. This amount includes $542,000 of short-term lease expense with an initial term of 12 months or less.

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first six months of 2019 or in the rest of 2018. As of June 30, 2019, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

(8) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.03 per share of common stock was declared in each of the first two quarters of 2019 and totaled $3.3 million. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first two quarters of 2018 and totaled $2.7 million.

(9) Amendment of Marten Transport, Ltd. 2015 Equity Incentive Plan

At our 2019 Annual Meeting of Stockholders held on May 7, 2019, our stockholders approved an amendment to the Marten Transport, Ltd. 2015 Equity Incentive Plan, which was previously approved and adopted by our Board of Directors, subject to approval by our stockholders. The amendment increased the number of shares of common stock authorized for issuance under the Marten Transport, Ltd. 2015 Equity Incentive Plan by 1.3 million shares and the number of shares of common stock authorized for issuance pursuant to full-value awards by 558,334 shares. The amendment also adjusted certain numbers to reflect the stock split that occurred in July 2017.

(10) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first six months of 2019, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2019 and 2018 was $1.0 million and $1.2 million, respectively.

(11) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $1.2 million and $3.2 million of our revenue for loads transported by our tractors and arranged by MWL in the first six months of 2019 and 2018, respectively. As of June 30, 2019, we also had a trade receivable in the amount of $407,000 from MWL and an accrued liability of $1.4 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(12) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

We are committed to purchase $81.7 million of new revenue equipment through the remainder of 2019. Operating lease obligations through 2024 total $1.0 million.

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

(14) Revenue and Business Segments

We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606, Revenue from Contracts with Customers.

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our Dedicated segment provides customized transportation solutions tailored to meet individual customers’ requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from 3 to 5 years and are subject to annual rate reviews.

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

Our customer agreements are typically for 1-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of June 30, 2019 and December 31, 2018. We had no impairment losses on contract assets in the first six months of 2019 or in 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,215	$80,525	$163,382	$160,741
Truckload fuel surcharge revenue	12,807	13,879	24,362	26,680
Total Truckload revenue	96,022	94,404	187,744	187,421

Dedicated revenue, net of fuel surcharge revenue	56,160	47,232	105,084	89,596
Dedicated fuel surcharge revenue	10,850	9,739	19,651	16,208
Total Dedicated revenue	67,010	56,971	124,735	105,804

Intermodal revenue, net of fuel surcharge revenue	17,527	21,291	37,282	42,099
Intermodal fuel surcharge revenue	3,076	4,179	6,292	8,023
Total Intermodal revenue	20,603	25,470	43,574	50,122

Brokerage revenue	28,455	20,179	55,060	40,637
Total operating revenue	$212,090	$197,024	$411,113	$383,984

Operating income:
Truckload	$8,045	$8,689	$15,600	$15,504
Dedicated	7,700	5,584	13,215	8,072
Intermodal	1,536	2,512	3,930	5,490
Brokerage	2,663	1,438	4,932	2,751
Total operating income	$19,944	$18,223	$37,677	$31,817

Truckload segment depreciation expense was $13.4 million and $13.1 million, Dedicated segment depreciation expense was $8.6 million and $7.4 million, Intermodal segment depreciation expense was $1.2 million and $1.4 million, and Brokerage segment depreciation expense was $376,000 and $300,000 in the three-month periods ended June 30, 2019 and 2018, respectively.

Truckload segment depreciation expense was $26.5 million and $26.6 million, Dedicated segment depreciation expense was $16.3 million and $14.1 million, Intermodal segment depreciation expense was $2.4 million and $2.7 million, and Brokerage segment depreciation expense was $740,000 and $623,000 in the six-month periods ended June 30, 2019 and 2018, respectively.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our operating revenue increased $27.1 million, or 7.1%, in the first six months of 2019 from the first six months of 2018. Our operating revenue, net of fuel surcharges, increased $27.7 million, or 8.3%, compared with the first six months of 2018. Truckload segment revenue, net of fuel surcharges, increased 1.6% from the first six months of 2018 as a reduction in our average number of tractors was offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 17.3% from the first six months of 2018, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 11.4% due to a reduced load volume. Brokerage segment revenue increased 35.5% due to increases in both volume and rates in the first six months of 2019. Fuel surcharge revenue decreased to $50.3 million in the first six months of 2019 from $50.9 million in the first six months of 2018. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $8.0 million in the 2019 period and by $5.4 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts.

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

Our operating income improved 18.4% to $37.7 million in the first six months of 2019 from $31.8 million in the first six months of 2018. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the first six months of 2019 from 91.7% in the first six months of 2018. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.6% in the first six months of 2019 from 90.4% in the first six months of 2018. Our net income improved 19.6% to $28.7 million, or $0.52 per diluted share, in the first six months of 2019 from $24.0 million, or $0.44 per diluted share, in the first six months of 2018.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2019, we had $82.8 million of cash and cash equivalents, $602.4 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2019, net cash flows provided by operating activities of $73.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $41.9 million, to upgrade regional operating facilities in the amount of $1.4 million, and to pay cash dividends of $3.3 million, resulting in a $26.0 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $101 million in the remainder of 2019. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Truckload Segment:
Revenue (in thousands)	$96,022	$94,404	$187,744	$187,421
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,876	$3,795	$3,867	$3,736
Average tractors(1)	1,652	1,632	1,634	1,664
Average miles per trip	532	568	546	585
Total miles (in thousands)	39,077	39,502	76,313	80,084

Dedicated Segment:
Revenue (in thousands)	$67,010	$56,971	$124,735	$105,804
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,460	$3,282	$3,424	$3,275
Average tractors(1)	1,248	1,107	1,187	1,058
Average miles per trip	314	300	318	299
Total miles (in thousands)	27,198	23,747	50,841	44,882

Intermodal Segment:
Revenue (in thousands)	$20,603	$25,470	$43,574	$50,122
Loads	8,430	10,622	17,681	21,359
Average tractors	81	91	84	86

Brokerage Segment:
Revenue (in thousands)	$28,455	$20,179	$55,060	$40,637
Loads	16,185	12,120	31,451	24,009

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 55 and 52 tractors as of June 30, 2019 and 2018, respectively.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,215	$80,525	$2,690	3.3%
Truckload fuel surcharge revenue	12,807	13,879	(1,072)	(7.7)
Total Truckload revenue	96,022	94,404	1,618	1.7

Dedicated revenue, net of fuel surcharge revenue	56,160	47,232	8,928	18.9
Dedicated fuel surcharge revenue	10,850	9,739	1,111	11.4
Total Dedicated revenue	67,010	56,971	10,039	17.6

Intermodal revenue, net of fuel surcharge revenue	17,527	21,291	(3,764)	(17.7)
Intermodal fuel surcharge revenue	3,076	4,179	(1,103)	(26.4)
Total Intermodal revenue	20,603	25,470	(4,867)	(19.1)

Brokerage revenue	28,455	20,179	8,276	41.0

Total operating revenue	$212,090	$197,024	$15,066	7.6%

Operating income:
Truckload	$8,045	$8,689	$(644)	(7.4)%
Dedicated	7,700	5,584	2,116	37.9
Intermodal	1,536	2,512	(976)	(38.9)
Brokerage	2,663	1,438	1,225	85.2
Total operating income	$19,944	$18,223	$1,721	9.4%

Operating ratio(1):
Truckload	91.6%	90.8%
Dedicated	88.5	90.2
Intermodal	92.5	90.1
Brokerage	90.6	92.9
Consolidated operating ratio	90.6%	90.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $15.1 million, or 7.6%, to $212.1 million in the 2019 period from $197.0 million in the 2018 period. Our operating revenue, net of fuel surcharges, increased $16.1 million, or 9.5%, to $185.4 million in the 2019 period from $169.2 million in the 2018 period. This increase was due to an $8.9 million increase in Dedicated revenue, net of fuel surcharges, an $8.3 million increase in Brokerage revenue, and a $2.7 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $3.8 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $26.7 million in the 2019 period from $27.8 million in the 2018 period.

Truckload segment revenue increased $1.6 million, or 1.7%, to $96.0 million in the 2019 period from $94.4 million in the 2018 period. Truckload segment revenue, net of fuel surcharges, increased $2.7 million, or 3.3%, to $83.2 million in the 2019 period from $80.5 million in the 2018 period due to increases in both our average number of tractors and our average revenue per tractor in the 2019 period. The increase in the operating ratio in the 2019 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Dedicated segment revenue increased $10.0 million, or 17.6%, to $67.0 million in the 2019 period from $57.0 million in the 2018 period. Dedicated segment revenue, net of fuel surcharges, increased 18.9% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor along with multiple cost control measures.

Intermodal segment revenue decreased $4.9 million, or 19.1%, to $20.6 million in the 2019 period from $25.5 million in the 2018 period. Intermodal segment revenue, net of fuel surcharges, decreased 17.7% from the 2018 period due to a decrease in load volume. The increase in the operating ratio in the 2019 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Brokerage segment revenue increased $8.3 million, or 41.0%, to $28.5 million in the 2019 period from $20.2 million in the 2018 period due to an increase in both volume and rates with our customers. The improvement in the operating ratio in the 2019 period was primarily due to a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue along with multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$15,066	7.6%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,363	8.5	32.4	32.1
Purchased transportation	3,620	10.3	18.2	17.8
Fuel and fuel taxes	(790)	(2.5)	14.6	16.1
Supplies and maintenance	1,251	12.2	5.4	5.2
Depreciation	1,269	5.7	11.1	11.3
Operating taxes and licenses	74	3.1	1.1	1.2
Insurance and claims	921	10.3	4.6	4.5
Communications and utilities	303	18.4	0.9	0.8
Gain on disposition of revenue equipment	930	43.1	(0.6)	(1.1)
Other	404	7.3	2.8	2.8
Total operating expenses	13,345	7.5	90.6	90.8
Operating income	1,721	9.4	9.4	9.2
Other	(257)	(186.2)	(0.2)	(0.1)
Income before income taxes	1,978	10.8	9.6	9.3
Income taxes expense	490	10.5	2.4	2.4
Net income	$1,488	10.9%	7.2%	7.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $5.4 million, or 8.5%, in the 2019 period from the 2018 period. This increase resulted primarily from additional company driver compensation expense of $5.3 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $3.6 million in total, or 10.3%, in the 2019 period from the 2018 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $6.6 million to $23.4 million in the 2019 period from $16.8 million in the 2018 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.0 million to $13.4 million in the 2019 period from $16.4 million in the 2018 period. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $24,000 in the 2019 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $790,000, or 2.5%, in the 2019 period from the 2018 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $379,000, or 5.1%, to $7.0 million in the 2019 period from $7.4 million in the 2018 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.8 million from $3.5 million in the 2018 period. Net fuel expense decreased to 4.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 5.0% in the 2018 period. The net fuel expense to revenue improved primarily due to increases in our miles per gallon and in our revenue rate per mile in the 2019 period, along with a decrease in the United States Department of Energy national average cost of fuel to $3.12 per gallon from $3.19 per gallon in the 2018 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.3 million, or 12.2%, from the 2018 period primarily due to higher outside repair and parts costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $921,000 increase in insurance and claims in the 2019 period was primarily due to an increase in the dollar amount of self-insured auto liability claims, partially offset by a decrease in the dollar amount of self-insured workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.2 million in the 2019 period from $2.2 million in the 2018 period primarily due to a decrease in the number of tractors and trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating income improved 9.4% to $19.9 million in the 2019 period from $18.2 million in the 2018 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.6% in the 2019 period from 90.8% in the 2018 period. The operating ratio for our Truckload segment was 91.6% in the 2019 period and 90.8% in the 2018 period, for our Dedicated segment was 88.5% in the 2019 period and 90.2% in the 2018 period, for our Intermodal segment was 92.5% in the 2019 period and 90.1% in the 2018 period, and for our Brokerage segment was 90.6% in the 2019 period and 92.9% in the 2018 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges was 89.2% in each of the 2019 and 2018 periods.

The increase in our other non-operating income was primarily due to interest income earned in the 2019 period, partially offset by an operating loss in the 2019 period for MW Logistics, LLC (MWL), a 45% owned affiliate.

Our effective income tax rate was 25.3% in the 2019 period and 25.4% in the 2018 period.

As a result of the factors described above, net income improved 10.9% to $15.2 million, or $0.28 per diluted share, in the 2019 period from $13.7 million, or $0.25 per diluted share, in the 2018 period.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$163,382	$160,741	$2,641	1.6%
Truckload fuel surcharge revenue	24,362	26,680	(2,318)	(8.7)
Total Truckload revenue	187,744	187,421	323	0.2

Dedicated revenue, net of fuel surcharge revenue	105,084	89,596	15,488	17.3
Dedicated fuel surcharge revenue	19,651	16,208	3,443	21.2
Total Dedicated revenue	124,735	105,804	18,931	17.9

Intermodal revenue, net of fuel surcharge revenue	37,282	42,099	(4,817)	(11.4)
Intermodal fuel surcharge revenue	6,292	8,023	(1,731)	(21.6)
Total Intermodal revenue	43,574	50,122	(6,548)	(13.1)

Brokerage revenue	55,060	40,637	14,423	35.5

Total operating revenue	$411,113	$383,984	$27,129	7.1%

Operating income:
Truckload	$15,600	$15,504	$96	0.6%
Dedicated	13,215	8,072	5,143	63.7
Intermodal	3,930	5,490	(1,560)	(28.4)
Brokerage	4,932	2,751	2,181	79.3
Total operating income	$37,677	$31,817	$5,860	18.4%

Operating ratio(1):
Truckload	91.7%	91.7%
Dedicated	89.4	92.4
Intermodal	91.0	89.0
Brokerage	91.0	93.2
Consolidated operating ratio	90.8%	91.7%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $27.1 million, or 7.1%, to $411.1 million in the 2019 period from $384.0 million in the 2018 period. Our operating revenue, net of fuel surcharges, increased $27.7 million, or 8.3%, to $360.8 million in the 2019 period from $333.1 million in the 2018 period. This increase was due to a $15.5 million increase in Dedicated revenue, net of fuel surcharges, a $14.4 million increase in Brokerage revenue, and a $2.6 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $4.8 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $50.3 million in the 2019 period from $50.9 million in the 2018 period. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $8.0 million in the 2019 period and by $5.4 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts.

Truckload segment revenue increased $323,000, or 0.2%, to $187.7 million in the 2019 period from $187.4 million in the 2018 period. Truckload segment revenue, net of fuel surcharges, increased $2.6 million, or 1.6%, to $163.4 million in the 2019 period from $160.7 million in the 2018 period as a reduction in our average number of tractors in the 2019 period was offset by an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $1.8 million in the 2019 period and by $1.2 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The operating ratio in the 2019 period was consistent with the 2018 period.

Dedicated segment revenue increased $18.9 million, or 17.9%, to $124.7 million in the 2019 period from $105.8 million in the 2018 period. Dedicated segment revenue, net of fuel surcharges, increased 17.3% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $6.2 million in the 2019 period and by $4.3 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor, startup costs associated with new business that began in the 2018 period and multiple cost control measures.

Intermodal segment revenue decreased $6.5 million, or 13.1%, to $43.6 million in the 2019 period from $50.1 million in the 2018 period. Intermodal segment revenue, net of fuel surcharges, decreased 11.4% from the 2018 period due to a decrease in load volume. The increase in the operating ratio in the 2019 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Brokerage segment revenue increased $14.4 million, or 35.5%, to $55.1 million in the 2019 period from $40.6 million in the 2018 period due to an increase in both volume and rates with our customers. The improvement in the operating ratio in the 2019 period was primarily due to a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue along with multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$27,129	7.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	10,065	8.2	32.1	31.8
Purchased transportation	6,843	9.8	18.7	18.2
Fuel and fuel taxes	(2,157)	(3.5)	14.3	15.8
Supplies and maintenance	1,936	9.4	5.5	5.4
Depreciation	1,997	4.5	11.2	11.5
Operating taxes and licenses	120	2.6	1.2	1.2
Insurance and claims	506	2.6	4.8	5.0
Communications and utilities	570	17.1	0.9	0.9
Gain on disposition of revenue equipment	593	17.6	(0.7)	(0.9)
Other	796	7.4	2.8	2.8
Total operating expenses	21,269	6.0	90.8	91.7
Operating income	5,860	18.4	9.2	8.3
Other	(346)	(105.8)	(0.2)	(0.1)
Income before income taxes	6,206	19.3	9.3	8.4
Income taxes expense	1,503	18.5	2.3	2.1
Net income	$4,703	19.6%	7.0%	6.3%

Salaries, wages and benefits expense increased $10.1 million, or 8.2%, in the 2019 period from the 2018 period. This increase resulted primarily from additional company driver compensation expense of $8.5 million.

Purchased transportation expense increased $6.8 million in total, or 9.8%, in the 2019 period from the 2018 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $11.4 million to $45.5 million in the 2019 period from $34.1 million in the 2018 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $4.2 million to $28.1 million in the 2019 period from $32.3 million in the 2018 period. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $410,000 in the 2019 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $2.2 million, or 3.5%, in the 2019 period from the 2018 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.7 million, or 16.1%, to $14.0 million in the 2019 period from $16.7 million in the 2018 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $5.6 million from $6.8 million in the 2018 period. Net fuel expense decreased to 4.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 5.7% in the 2018 period. The net fuel expense to revenue improved primarily due to an $8.0 million shift during the 2019 period of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements, compared with a $5.4 million shift to fuel surcharge revenue in the 2018 period. Increases in our miles per gallon and in our revenue rate per mile in the 2019 period, along with a slight decrease in the United States Department of Energy national average cost of fuel to $3.07 per gallon from $3.10 per gallon in the 2018 period, further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Our supplies and maintenance expense increased $1.9 million, or 9.4%, from the 2018 period primarily due to higher outside repair and parts costs.

Gain on disposition of revenue equipment decreased to $2.8 million in the 2019 period from $3.4 million in the 2018 period primarily due to a reduction in the number of tractors and trailers sold.

As a result of the foregoing factors, our operating income improved 18.4% to $37.7 million in the 2019 period from $31.8 million in the 2018 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the 2019 period from 91.7% in the 2018 period. The operating ratio for our Truckload segment was 91.7% in both the 2019 and 2018 periods, for our Dedicated segment was 89.4% in the 2019 period and 92.4% in the 2018 period, for our Intermodal segment was 91.0% in the 2019 period and 89.0% in the 2018 period, and for our Brokerage segment was 91.0% in the 2019 period and 93.2% in the 2018 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.6% in the 2019 period from 90.4% in the 2018 period.

The increase in our other non-operating income was primarily due to increased interest income, partially offset by an operating loss in the 2019 period for MWL, a 45% owned affiliate.

Our effective income tax rate was 25.1% in the 2019 period and 25.2% in the 2018 period.

As a result of the factors described above, net income improved 19.6% to $28.7 million, or $0.52 per diluted share, in the 2019 period from $24.0 million, or $0.44 per diluted share, in the 2018 period.

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

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash flows provided by operating activities	$73,509	$67,375
Net cash flows used for investing activities	(44,178)	(59,177)
Net cash flows used for financing activities	(3,302)	(1,986)

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first six months of 2019 or in the rest of 2018. As of June 30, 2019, future repurchases of up to $12.6 million, or 806,000 shares, were available in the share repurchase program.

         In the first six months of 2019, net cash flows provided by operating activities of $73.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $41.9 million, to upgrade regional operating facilities in the amount of $1.4 million, and to pay cash dividends of $3.3 million, resulting in a $26.0 million increase in cash and cash equivalents. In the first six months of 2018, net cash flows provided by operating activities of $67.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $53.4 million, to acquire and upgrade regional operating facilities in the amount of $5.0 million, and to pay cash dividends of $2.7 million, resulting in a $6.2 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $101 million for the remainder of 2019. A quarterly cash dividend of $0.03 per share of common stock was declared in each of the first two quarters of 2019 and totaled $3.3 million. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first quarters of 2018 and totaled $2.7 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At June 30, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.3 million and remaining borrowing availability of $14.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2019 and December 31, 2018.

The following is a summary of our contractual obligations as of June 30, 2019.

	Payments Due by Period
(In thousands)	Remainder of 2019	2020 And 2021	2022 And 2023	Thereafter	Total
Purchase obligations for revenue equipment	$81,678	$—	$—	$—	$81,678
Operating lease obligations	299	648	90	5	1,042
Total	$81,977	$648	$90	$5	$82,720

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2019 of 242,153 shares of Company common stock with a value of $4.4 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $15.3 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2019.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated condensed financial statements and related notes. We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated condensed financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe that the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated condensed financial statements.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $317,000 as of June 30, 2019 and $348,000 as of December 31, 2018. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $600.6 million as of June 30, 2019 and $588.2 million as of December 31, 2018. Our depreciation expense was $46.0 million for the first six months of 2019 and $44.0 million for the first six months of 2018. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2019 by approximately $13.4 million, or 2.2%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $15.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $30.9 million as of June 30, 2019 and $28.1 million as of December 31, 2018. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2019, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.9 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2018.

Item 6.             Exhibits.

Item No.	Item	Method of Filing
10.22	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2019.

10.24	2019 Non-Employee Director Compensation Summary	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 13, 2019.

10.25	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 8, 2019, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Operations for the three and six-month periods ended June 30, 2019 and June 30, 2018, (iii) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended June 30, 2019, March 31, 2019, June 30, 2018 and March 31, 2018, (iv)  Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2019 and June 30, 2018, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2019	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)