Form 10-Q
period 2019-09-30
MARTEN TRANSPORT LTD
filed 2019-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,688,632 as of October 28, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,480	$56,763
Receivables:
Trade, net	85,149	83,033
Other	3,694	3,808
Prepaid expenses and other	18,576	19,924
Total current assets	147,899	163,528

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	891,326	816,430
Accumulated depreciation	(261,474)	(228,200)
Net property and equipment	629,852	588,230
Other noncurrent assets	3,204	2,146
Total assets	$780,955	$753,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,777	$15,704
Insurance and claims accruals	30,647	28,103
Accrued and other current liabilities	26,506	28,166
Total current liabilities	84,930	71,973
Deferred income taxes	112,454	105,977
Noncurrent operating lease liabilities	714	-
Total liabilities	198,098	177,950

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,687,065 shares at September 30, 2019, and 54,466,691 shares at December 31, 2018, issued and outstanding	547	545
Additional paid-in capital	78,840	76,814
Retained earnings	503,470	498,595
Total stockholders’ equity	582,857	575,954
Total liabilities and stockholders’ equity	$780,955	$753,904

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2019	2018	2019	2018

Operating revenue	$214,973	$199,649	$626,086	$583,633

Operating expenses (income):
Salaries, wages and benefits	69,312	64,051	201,449	186,123
Purchased transportation	40,435	35,867	117,352	105,941
Fuel and fuel taxes	31,275	31,658	89,904	92,444
Supplies and maintenance	12,116	10,574	34,739	31,261
Depreciation	24,290	22,272	70,295	66,280
Operating taxes and licenses	2,651	2,404	7,422	7,055
Insurance and claims	9,618	8,567	29,355	27,798
Communications and utilities	1,901	1,663	5,801	4,993
Gain on disposition of revenue equipment	(2,559)	(1,835)	(5,337)	(5,206)
Other	5,900	5,435	17,395	16,134

Total operating expenses	194,939	180,656	568,375	532,823

Operating income	20,034	18,993	57,711	50,810

Other	(255)	(120)	(928)	(447)

Income before income taxes	20,289	19,113	58,639	51,257

Income taxes expense	3,702	3,856	13,316	11,967

Net income	$16,587	$15,257	$45,323	$39,290

Basic earnings per common share	$0.30	$0.28	$0.83	$0.72

Diluted earnings per common share	$0.30	$0.28	$0.82	$0.71

Dividends declared per common share	$0.68	$0.025	$0.74	$0.075

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2018	54,467	$545	$76,814	$498,595	$575,954
Net income	-	-	-	13,546	13,546
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	291	-	292
Employee taxes paid in exchange for shares withheld	-	-	(784)	-	(784)
Share-based payment arrangement compensation expense	-	-	366	-	366
Dividends on common stock	-	-	-	(1,637)	(1,637)
Balance at March 31, 2019	54,572	546	76,687	510,504	587,737
Net income	-	-	-	15,190	15,190
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	61	-	466	-	466
Share-based payment arrangement compensation expense	-	-	636	-	636
Dividends on common stock	-	-	-	(1,639)	(1,639)
Balance at June 30, 2019	54,633	546	77,789	524,055	602,390
Net income	-	-	-	16,587	16,587
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	54	1	658	-	659
Share-based payment arrangement compensation expense	-	-	393	-	393
Dividends on common stock	-	-	-	(37,172)	(37,172)
Balance at September 30, 2019	54,687	$547	$78,840	$503,470	$582,857

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2017	54,533	$545	$76,413	$448,542	$525,500
Adoption of accounting standard	-	-	-	485	485
Net income	-	-	-	10,331	10,331
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	57	1	285	-	286
Employee taxes paid in exchange for shares withheld	-	-	(104)	-	(104)
Share-based payment arrangement compensation expense	-	-	321	-	321
Dividends on common stock	-	-	-	(1,365)	(1,365)
Balance at March 31, 2018	54,590	546	76,915	457,993	535,454
Net income	-	-	-	13,702	13,702
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	69	1	562	-	563
Share-based payment arrangement compensation expense	-	-	889	-	889
Dividends on common stock	-	-	-	(1,366)	(1,366)
Balance at June 30, 2018	54,659	547	78,366	470,329	549,242
Net income	-	-	-	15,257	15,257
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	4	-	46	-	46
Share-based payment arrangement compensation expense	-	-	892	-	892
Dividends on common stock	-	-	-	(1,367)	(1,367)
Balance at September 30, 2018	54,663	$547	$79,304	$484,219	$564,070

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2019	2018
Cash flows provided by operating activities:
Operations:
Net income	$45,323	$39,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,295	66,280
Gain on disposition of revenue equipment	(5,337)	(5,206)
Deferred income taxes	6,477	7,070
Net noncurrent operating lease assets and liabilities	(463)	-
Share-based payment arrangement compensation expense	1,395	2,102
Distribution from affiliate	-	45
Equity in loss (earnings) from affiliate	144	(433)
Adoption of accounting standard	-	485
Changes in other current operating items:
Receivables	(1,418)	(8,103)
Prepaid expenses and other	1,348	994
Accounts payable	1,769	2,160
Insurance and claims accruals	2,544	(882)
Accrued and other current liabilities	(2,467)	8,295
Net cash provided by operating activities	119,610	112,097

Cash flows used for investing activities:
Revenue equipment additions	(127,156)	(130,856)
Proceeds from revenue equipment dispositions	34,525	48,440
Buildings and land, office equipment and other additions	(3,422)	(6,398)
Other	(25)	(28)
Net cash used for investing activities	(96,078)	(88,842)

Cash flows used for financing activities:
Dividends on common stock	(40,448)	(4,098)
Issuance of common stock from share-based payment arrangement exercises	1,417	895
Employee taxes paid in exchange for shares withheld	(784)	(104)
Net cash used for financing activities	(39,815)	(3,307)

Net change in cash and cash equivalents	(16,283)	19,948

Cash and cash equivalents:
Beginning of period	56,763	15,791
End of period	$40,480	$35,739

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$10,527	$(2,224)

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$4,447	$2,805
Interest	$39	$36

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The cumulative effect of the changes made to our consolidated condensed balance sheet on January 1, 2019 for the adoption of the new leasing standard was as follows:

(In thousands)	Balance at December 31, 2018	Adjustments Due to ASC 842		Balance at January 1, 2019
Assets:
Other noncurrent assets	$2,146	$1,135	(a)	$3,281
Liabilities:
Accrued and other current liabilities	28,166	540		28,706
Noncurrent operating lease liabilities	-	595		595

(a)	Operating lease assets balance at January 1, 2019.

              The impact of the adoption of the new leasing standard on our consolidated condensed balance sheet as of September 30, 2019 was as follows:

	Balance at September 30, 2019
(In thousands)	Prior to Adoption of ASC 842	Adjustments Due to ASC 842		As Reported
Assets:
Other noncurrent assets	$2,027	$1,177	(a)	$3,204
Liabilities:
Accrued and other current liabilities	26,043	463		26,506
Noncurrent operating lease liabilities	-	714		714

(a)	Operating lease assets balance at September 30, 2019.

(3) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$16,587	$15,257	$45,323	$39,290
Denominator:
Basic earnings per common share - weighted-average shares	54,655	54,661	54,608	54,615
Effect of dilutive stock options	479	533	470	536
Diluted earnings per common share - weighted-average shares and assumed conversions	55,134	55,194	55,078	55,151

Basic earnings per common share	$0.30	$0.28	$0.83	$0.72
Diluted earnings per common share	$0.30	$0.28	$0.82	$0.71

Options totaling 209,300 and 318,600 equivalent shares for each of the three-month and nine-month periods ended September 30, 2019, respectively, and 119,500 equivalent shares for each of the three-month and nine-month periods ended September 30, 2018, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 67,516 and 68,516 equivalent shares for each of the three-month and nine-month periods ended September 30, 2019, respectively, and 22,646 and 74,987 equivalent shares for each of the three-month and nine-month periods ended September, 30, 2018, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(4) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.7 million and remaining borrowing availability of $14.3 million. At December 31, 2018, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $14.6 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 2.7% at September 30, 2019.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2019 and December 31, 2018.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $311,000 in the first nine months of 2019 and $233,000 in the first nine months of 2018 for fuel, tires and related services. In addition, we paid $1.2 million in the first nine months of 2019 and $2.0 million in the first nine months of 2018 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provide transportation services to MW Logistics, LLC (MWL) as described in Note 11.

(6) Leases

We lease facilities, drop yards, office space, land, chassis and equipment. All leases are classified as operating leases. We do not have any financing leases. Payments for operating leases that extend beyond 12 months are fixed.

Some leases include options to renew, with renewal terms that can extend the lease term from six months to three years or more. The exercise of lease renewal options is at our sole discretion and is considered in the determination of the operating lease assets and lease liabilities once reasonably certain of exercise.

Management has elected to apply the short-term lease exemption to leases with an initial term of 12 months or less and these leases are not capitalized. This primarily affects drop yards and chassis, for which we recognize lease expense on a straight-line basis over the lease term.

The classification of operating leases in our consolidated condensed balance sheet was as follows:

(In thousands)	Balance at September 30, 2019
Assets:
Other noncurrent assets	$1,177	(a)
Liabilities:
Accrued and other current liabilities	463
Noncurrent operating lease liabilities	714
Total liabilities	$1,177

(a)	Operating lease assets balance at September 30, 2019.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
Remainder of 2019	$145
2020	431
2021	325
2022 - 2024	343
Total lease payments	1,244
Adjust to present value	(67)
Total operating lease liabilities	$1,177

The weighted-average remaining lease term at September 30, 2019 was 39 months and at January 1, 2019 was 29 months. The weighted-average discount rate was 2.5% at September 30, 2019 and 2.1% at January 1, 2019. The operating leases identified do not contain implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in the nine months ended September 30, 2019 totaled $529,000. Cash paid for capitalized operating leases during the nine months ended September 30, 2019 was $459,000.

Total operating lease expense for the nine months ended September 30, 2019 was $1.3 million and is reported within other operating expenses in our consolidated condensed statements of operations. This amount includes $846,000 of short-term lease expense with an initial term of 12 months or less.

(7) Share Repurchase Program

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first nine months of 2019 or in the rest of 2018. As of September 30, 2019, future repurchases of up to $34 million, or 1.8 million shares, were available in the share repurchase program.

(8) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $40.4 million in the first three quarters of 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each of the first three quarters of 2019. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first three quarters of 2018 and totaled $4.1 million.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019.

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

(10) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation – Stock Compensation. During the first nine months of 2019, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2019 and 2018 was $1.4 million and $2.1 million, respectively.

(11) Equity Investment

We own a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry. A non-related party owns the other 55% equity interest in MWL. We account for our ownership interest in MWL under the equity method of accounting. We received $2.0 million and $4.6 million of our revenue for loads transported by our tractors and arranged by MWL in the first nine months of 2019 and 2018, respectively. As of September 30, 2019, we also had a trade receivable in the amount of $413,000 from MWL and an accrued liability of $1.9 million to MWL for the excess of payments by MWL’s customers into our lockbox account over the amounts drawn on the account by MWL.

(12) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13) Commitments and Contingencies

We are committed to new revenue equipment purchases of $41.3 million through the remainder of 2019 and of $1.6 million in 2020. Operating lease obligations through 2024 total $1.2 million.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue are classified within prepaid expenses and other within our consolidated condensed balance sheet as of September 30, 2019 and December 31, 2018. We had no impairment losses on contract assets in the first nine months of 2019 or in 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$82,931	$80,563	$246,313	$241,304
Truckload fuel surcharge revenue	12,056	13,357	36,418	40,037
Total Truckload revenue	94,987	93,920	282,731	281,341

Dedicated revenue, net of fuel surcharge revenue	59,281	48,500	164,365	138,096
Dedicated fuel surcharge revenue	11,053	10,291	30,704	26,499
Total Dedicated revenue	70,334	58,791	195,069	164,595

Intermodal revenue, net of fuel surcharge revenue	19,336	21,735	56,618	63,834
Intermodal fuel surcharge revenue	2,961	4,204	9,253	12,227
Total Intermodal revenue	22,297	25,939	65,871	76,061

Brokerage revenue	27,355	20,999	82,415	61,636
Total operating revenue	$214,973	$199,649	$626,086	$583,633

Operating income:
Truckload	$6,956	$10,026	$22,556	$25,530
Dedicated	9,920	5,249	23,135	13,321
Intermodal	1,210	2,507	5,140	7,997
Brokerage	1,948	1,211	6,880	3,962
Total operating income	$20,034	$18,993	$57,711	$50,810

Truckload segment depreciation expense was $13.7 million and $12.8 million, Dedicated segment depreciation expense was $9.0 million and $7.8 million, Intermodal segment depreciation expense was $1.2 million and $1.4 million, and Brokerage segment depreciation expense was $382,000 and $337,000 in the three-month periods ended September 30, 2019 and 2018, respectively.

Truckload segment depreciation expense was $40.1 million and $39.4 million, Dedicated segment depreciation expense was $25.4 million and $21.9 million, Intermodal segment depreciation expense was $3.7 million and $4.1 million, and Brokerage segment depreciation expense was $1.1 million and $960,000 in the nine-month periods ended September 30, 2019 and 2018, respectively.

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

Our operating revenue increased $42.5 million, or 7.3%, in the first nine months of 2019 from the first nine months of 2018. Our operating revenue, net of fuel surcharges, increased $44.8 million, or 8.9%, compared with the first nine months of 2018. Truckload segment revenue, net of fuel surcharges, increased 2.1% from the first nine months of 2018 primarily due to increases in our average number of tractors and in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 19.0% from the first nine months of 2018, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 11.3% due to a reduced load volume. Brokerage segment revenue increased 33.7% due to increases in both volume and rates in the first nine months of 2019. Fuel surcharge revenue decreased to $76.4 million in the first nine months of 2019 from $78.8 million in the first nine months of 2018. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $12.8 million in the first nine months of 2019 and by $9.3 million in the first nine months of 2018, while increasing our fuel surcharge revenue by the same amounts.

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

Our operating income improved 13.6% to $57.7 million in the first nine months of 2019 from $50.8 million in the first nine months of 2018. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the first nine months of 2019 from 91.3% in the first nine months of 2018. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.5% in the first nine months of 2019 from 89.9% in the first nine months of 2018. Our net income improved 15.4% to $45.3 million, or $0.82 per diluted share, in the first nine months of 2019 from $39.3 million, or $0.71 per diluted share, in the first nine months of 2018.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2019, we had $40.5 million of cash and cash equivalents, $582.9 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2019, net cash flows provided by operating activities of $119.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $92.6 million, to pay cash dividends of $40.4 million, and to upgrade regional operating facilities in the amount of $2.1 million, resulting in a $16.3 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $44 million in the remainder of 2019. We paid cash dividends totaling $40.4 million in the first three quarters of 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each of the first three quarters of 2019. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We continue to invest considerable time and capital resources to actively implement and promote long-term environmentally sustainable solutions that drive reductions in our fuel and electricity consumption and decrease our carbon footprint. These initiatives include (i) reducing idle time for our tractors by installing and tightly managing the use of auxiliary power units, which are powered by solar panels and provide climate control and electrical power for our drivers without idling the tractor engine, (ii) improving the energy efficiency of our newer, more aerodynamic and well-maintained tractor and trailer fleets by optimizing the equipment’s specifications, weight and tractor speed, equipping our tractors with automatic transmissions, converting the refrigeration units in our refrigerated trailers to the new, more-efficient CARB refrigeration units along with increasing the insulation in the trailer walls and installing trailer skirts, and using ultra-fuel efficient and wide-based tires, and (iii) upgrading all of our facilities to indoor and outdoor LED lighting along with converting all of our facilities to solar power by 2020. Additionally, we are an active participant in the United States EPA SmartWay Transport Partnership, in which freight shippers, carriers, logistics companies and other voluntary stakeholders partner with the EPA to measure, benchmark and improve logistics operations to reduce their environmental footprint.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Truckload Segment:
Revenue (in thousands)	$94,987	$93,920	$282,731	$281,341
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,723	$3,925	$3,818	$3,797
Average tractors(1)	1,695	1,561	1,654	1,629
Average miles per trip	545	564	545	578
Total miles (in thousands)	39,326	37,259	115,639	117,343

Dedicated Segment:
Revenue (in thousands)	$70,334	$58,791	$195,069	$164,595
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,392	$3,287	$3,412	$3,279
Average tractors(1)	1,329	1,123	1,235	1,080
Average miles per trip	312	317	316	305
Total miles (in thousands)	28,859	24,362	79,700	69,244

Intermodal Segment:
Revenue (in thousands)	$22,297	$25,939	$65,871	$76,061
Loads	8,897	10,573	26,578	31,932
Average tractors	87	89	85	87

Brokerage Segment:
Revenue (in thousands)	$27,355	$20,999	$82,415	$61,636
Loads	16,059	12,781	47,510	36,790

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 75 and 50 tractors as of September 30, 2019 and 2018, respectively.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$82,931	$80,563	$2,368	2.9%
Truckload fuel surcharge revenue	12,056	13,357	(1,301)	(9.7)
Total Truckload revenue	94,987	93,920	1,067	1.1

Dedicated revenue, net of fuel surcharge revenue	59,281	48,500	10,781	22.2
Dedicated fuel surcharge revenue	11,053	10,291	762	7.4
Total Dedicated revenue	70,334	58,791	11,543	19.6

Intermodal revenue, net of fuel surcharge revenue	19,336	21,735	(2,399)	(11.0)
Intermodal fuel surcharge revenue	2,961	4,204	(1,243)	(29.6)
Total Intermodal revenue	22,297	25,939	(3,642)	(14.0)

Brokerage revenue	27,355	20,999	6,356	30.3

Total operating revenue	$214,973	$199,649	$15,324	7.7%

Operating income:
Truckload	$6,956	$10,026	$(3,070)	(30.6)%
Dedicated	9,920	5,249	4,671	89.0
Intermodal	1,210	2,507	(1,297)	(51.7)
Brokerage	1,948	1,211	737	60.9
Total operating income	$20,034	$18,993	$1,041	5.5%

Operating ratio(1):
Truckload	92.7%	89.3%
Dedicated	85.9	91.1
Intermodal	94.6	90.3
Brokerage	92.9	94.2
Consolidated operating ratio	90.7%	90.5%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $15.3 million, or 7.7%, to $215.0 million in the 2019 period from $199.6 million in the 2018 period. Our operating revenue, net of fuel surcharges, increased $17.1 million, or 10.0%, to $188.9 million in the 2019 period from $171.8 million in the 2018 period. This increase was due to a $10.8 million increase in Dedicated revenue, net of fuel surcharges, a $6.4 million increase in Brokerage revenue, and a $2.4 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $2.4 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $26.1 million in the 2019 period from $27.9 million in the 2018 period.

Truckload segment revenue increased $1.1 million, or 1.1%, to $95.0 million in the 2019 period from $93.9 million in the 2018 period. Truckload segment revenue, net of fuel surcharges, increased $2.4 million, or 2.9%, to $82.9 million in the 2019 period from $80.6 million in the 2018 period due to an increase in our average number of tractors partially offset by a decrease in our average revenue per tractor in the 2019 period. The increase in the operating ratio in the 2019 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Dedicated segment revenue increased $11.5 million, or 19.6%, to $70.3 million in the 2019 period from $58.8 million in the 2018 period. Dedicated segment revenue, net of fuel surcharges, increased 22.2% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor along with multiple cost control measures.

Intermodal segment revenue decreased $3.6 million, or 14.0%, to $22.3 million in the 2019 period from $25.9 million in the 2018 period. Intermodal segment revenue, net of fuel surcharges, decreased 11.0% from the 2018 period due to a decrease in load volume. The increase in the operating ratio in the 2019 period was primarily due to increases in purchased transportation, net fuel expense and salaries and wages as a percentage of revenue.

Brokerage segment revenue increased $6.4 million, or 30.3%, to $27.4 million in the 2019 period from $21.0 million in the 2018 period due to increases in both volume and rates with our customers. The improvement in the operating ratio in the 2019 period was primarily due to multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$15,324	7.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,261	8.2	32.2	32.1
Purchased transportation	4,568	12.7	18.8	18.0
Fuel and fuel taxes	(383)	(1.2)	14.5	15.9
Supplies and maintenance	1,542	14.6	5.6	5.3
Depreciation	2,018	9.1	11.3	11.2
Operating taxes and licenses	247	10.3	1.2	1.2
Insurance and claims	1,051	12.3	4.5	4.3
Communications and utilities	238	14.3	0.9	0.8
Gain on disposition of revenue equipment	(724)	(39.5)	(1.2)	(0.9)
Other	465	8.6	2.7	2.7
Total operating expenses	14,283	7.9	90.7	90.5
Operating income	1,041	5.5	9.3	9.5
Other	(135)	(112.5)	(0.1)	(0.1)
Income before income taxes	1,176	6.2	9.4	9.6
Income taxes expense	(154)	(4.0)	1.7	1.9
Net income	$1,330	8.7%	7.7%	7.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $5.3 million, or 8.2%, in the 2019 period from the 2018 period. This increase resulted primarily from additional company driver compensation expense of $5.7 million, partially offset by a decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $4.6 million in total, or 12.7%, in the 2019 period from the 2018 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $5.4 million to $23.1 million in the 2019 period from $17.7 million in the 2018 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $1.6 million to $14.8 million in the 2019 period from $16.4 million in the 2018 period. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $720,000 in the 2019 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $383,000, or 1.2%, in the 2019 period from the 2018 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $867,000, or 11.8%, to $8.2 million in the 2019 period from $7.3 million in the 2018 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $3.0 million from $3.5 million in the 2018 period. Net fuel expense increased slightly to 5.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.9% in the 2018 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.5 million, or 14.6%, from the 2018 period primarily due to higher outside repair and parts costs.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities and other assets. The $2.0 million increase in depreciation was primarily due to an increase in the size of our fleet. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.1 million increase in insurance and claims in the 2019 period was primarily due to an increase in the cost of physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $2.6 million in the 2019 period from $1.8 million in the 2018 period primarily due to an increase in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating income improved 5.5% to $20.0 million in the 2019 period from $19.0 million in the 2018 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.7% in the 2019 period and 90.5% in the 2018 period. The operating ratio for our Truckload segment was 92.7% in the 2019 period and 89.3% in the 2018 period, for our Dedicated segment was 85.9% in the 2019 period and 91.1% in the 2018 period, for our Intermodal segment was 94.6% in the 2019 period and 90.3% in the 2018 period, and for our Brokerage segment was 92.9% in the 2019 period and 94.2% in the 2018 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 89.4% in the 2019 period from 88.9% in the 2018 period.

The increase in our other non-operating income was primarily due to additional interest income earned in the 2019 period, partially offset by an operating loss in the 2019 period for MWL, a 45% owned affiliate.

Our effective income tax rate was 18.2% in the 2019 period and 20.2% in the 2018 period. The 2019 and 2018 periods included additional income tax benefits of $1.4 million and $630,000, respectively, resulting from certain discrete tax benefits included in our tax filings in the periods which were not previously recognized. These estimated benefits are net of reserves which are based on our evaluation of the current facts, circumstances and information available.

As a result of the factors described above, net income improved 8.7% to $16.6 million, or $0.30 per diluted share, in the 2019 period from $15.3 million, or $0.28 per diluted share, in the 2018 period.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$246,313	$241,304	$5,009	2.1%
Truckload fuel surcharge revenue	36,418	40,037	(3,619)	(9.0)
Total Truckload revenue	282,731	281,341	1,390	0.5

Dedicated revenue, net of fuel surcharge revenue	164,365	138,096	26,269	19.0
Dedicated fuel surcharge revenue	30,704	26,499	4,205	15.9
Total Dedicated revenue	195,069	164,595	30,474	18.5

Intermodal revenue, net of fuel surcharge revenue	56,618	63,834	(7,216)	(11.3)
Intermodal fuel surcharge revenue	9,253	12,227	(2,974)	(24.3)
Total Intermodal revenue	65,871	76,061	(10,190)	(13.4)

Brokerage revenue	82,415	61,636	20,779	33.7

Total operating revenue	$626,086	$583,633	$42,453	7.3%

Operating income:
Truckload	$22,556	$25,530	$(2,974)	(11.6)%
Dedicated	23,135	13,321	9,814	73.7
Intermodal	5,140	7,997	(2,857)	(35.7)
Brokerage	6,880	3,962	2,918	73.6
Total operating income	$57,711	$50,810	$6,901	13.6%

Operating ratio(1):
Truckload	92.0%	90.9%
Dedicated	88.1	91.9
Intermodal	92.2	89.5
Brokerage	91.7	93.6
Consolidated operating ratio	90.8%	91.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $42.5 million, or 7.3%, to $626.1 million in the 2019 period from $583.6 million in the 2018 period. Our operating revenue, net of fuel surcharges, increased $44.8 million, or 8.9%, to $549.7 million in the 2019 period from $504.9 million in the 2018 period. This increase was due to a $26.3 million increase in Dedicated revenue, net of fuel surcharges, a $20.8 million increase in Brokerage revenue, and a $5.0 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $7.2 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $76.4 million in the 2019 period from $78.8 million in the 2018 period. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $12.8 million in the 2019 period and by $9.3 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts.

Truckload segment revenue increased $1.4 million, or 0.5%, to $282.7 million in the 2019 period from $281.3 million in the 2018 period. Truckload segment revenue, net of fuel surcharges, increased $5.0 million, or 2.1%, to $246.3 million in the 2019 period from $241.3 million in the 2018 period primarily due to increases in our average number of tractors and in our average revenue per tractor in the 2019 period. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $2.7 million in the 2019 period and by $2.1 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The increase in the operating ratio in the 2019 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Dedicated segment revenue increased $30.5 million, or 18.5%, to $195.1 million in the 2019 period from $164.6 million in the 2018 period. Dedicated segment revenue, net of fuel surcharges, increased 19.0% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $10.1 million in the 2019 period and by $7.2 million in the 2018 period, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor, startup costs associated with new business that began in the 2018 period and multiple cost control measures.

Intermodal segment revenue decreased $10.2 million, or 13.4%, to $65.9 million in the 2019 period from $76.1 million in the 2018 period. Intermodal segment revenue, net of fuel surcharges, decreased 11.3% from the 2018 period due to a decrease in load volume. The increase in the operating ratio in the 2019 period was primarily due to increases in both salaries and wages and net fuel expense as a percentage of revenue.

Brokerage segment revenue increased $20.8 million, or 33.7%, to $82.4 million in the 2019 period from $61.6 million in the 2018 period due to increases in both volume and rates with our customers. The improvement in the operating ratio in the 2019 period was primarily due to a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue along with multiple cost control measures.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$42,453	7.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	15,326	8.2	32.2	31.9
Purchased transportation	11,411	10.8	18.7	18.2
Fuel and fuel taxes	(2,540)	(2.7)	14.4	15.8
Supplies and maintenance	3,478	11.1	5.5	5.4
Depreciation	4,015	6.1	11.2	11.4
Operating taxes and licenses	367	5.2	1.2	1.2
Insurance and claims	1,557	5.6	4.7	4.8
Communications and utilities	808	16.2	0.9	0.9
Gain on disposition of revenue equipment	(131)	(2.5)	(0.9)	(0.9)
Other	1,261	7.8	2.8	2.8
Total operating expenses	35,552	6.7	90.8	91.3
Operating income	6,901	13.6	9.2	8.7
Other	(481)	(107.6)	(0.1)	(0.1)
Income before income taxes	7,382	14.4	9.4	8.8
Income taxes expense	1,349	11.3	2.1	2.1
Net income	$6,033	15.4%	7.2%	6.7%

Salaries, wages and benefits expense increased $15.3 million, or 8.2%, in the 2019 period from the 2018 period. This increase resulted primarily from additional company driver compensation expense of $14.2 million, partially offset by a decrease in bonus compensation expense for our non-driver employees.

Purchased transportation expense increased $11.4 million in total, or 10.8%, in the 2019 period from the 2018 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $16.8 million to $68.6 million in the 2019 period from $51.7 million in the 2018 period, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $5.7 million to $42.9 million in the 2019 period from $48.7 million in the 2018 period. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $310,000 in the 2019 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $2.5 million, or 2.7%, in the 2019 period from the 2018 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.8 million, or 7.6%, to $22.2 million in the 2019 period from $24.0 million in the 2018 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $8.7 million from $10.3 million in the 2018 period. Net fuel expense decreased to 4.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 5.4% in the 2018 period. The net fuel expense to revenue improved primarily due to a $12.8 million shift during the 2019 period of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements, compared with a $9.3 million shift to fuel surcharge revenue in the 2018 period. An increase in our revenue rate per mile in the 2019 period, along with a decrease in the United States Department of Energy national average cost of fuel to $3.06 per gallon from $3.15 per gallon in the 2018 period, further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Our supplies and maintenance expense increased $3.5 million, or 11.1%, from the 2018 period primarily due to higher outside repair and parts costs.

As a result of the foregoing factors, our operating income improved 13.6% to $57.7 million in the 2019 period from $50.8 million in the 2018 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.8% in the 2019 period from 91.3% in the 2018 period. The operating ratio for our Truckload segment was 92.0% in the 2019 period and 90.9% in the 2018 period, for our Dedicated segment was 88.1% in the 2019 period and 91.9% in the 2018 period, for our Intermodal segment was 92.2% in the 2019 period and 89.5% in the 2018 period, and for our Brokerage segment was 91.7% in the 2019 period and 93.6% in the 2018 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 89.5% in the 2019 period from 89.9% in the 2018 period.

The increase in our other non-operating income was primarily due to additional interest income earned in the 2019 period, partially offset by an operating loss in the 2019 period for MWL, a 45% owned affiliate.

Our effective income tax rate decreased slightly to 22.7% in the 2019 period from 23.3% in the 2018 period.

As a result of the factors described above, net income improved 15.4% to $45.3 million, or $0.82 per diluted share, in the 2019 period from $39.3 million, or $0.71 per diluted share, in the 2018 period.

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

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash flows provided by operating activities	$119,610	$112,097
Net cash flows used for investing activities	(96,078)	(88,842)
Net cash flows used for financing activities	(39,815)	(3,307)

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in the first nine months of 2019 or in the rest of 2018. As of September 30, 2019, future repurchases of up to $34 million, or 1.8 million shares, were available in the share repurchase program.

              In the first nine months of 2019, net cash flows provided by operating activities of $119.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $92.6 million, to pay cash dividends of $40.4 million, and to upgrade regional operating facilities in the amount of $2.1 million, resulting in a $16.3 million decrease in cash and cash equivalents. In the first nine months of 2018, net cash flows provided by operating activities of $112.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.4 million, to acquire and upgrade regional operating facilities in the amount of $5.4 million, and to pay cash dividends of $4.1 million, resulting in a $19.9 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $44 million for the remainder of 2019. We paid cash dividends totaling $40.4 million in the first three quarters of 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each of the first three quarters of 2019. A quarterly cash dividend of $0.025 per share of common stock was declared in each of the first three quarters of 2018 and totaled $4.1 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.7 million and remaining borrowing availability of $14.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2019 and December 31, 2018.

The following is a summary of our contractual obligations as of September 30, 2019.

	Payments Due by Period
(In thousands)	Remainder of 2019	2020 And 2021	2022 And 2023	Thereafter	Total
Purchase obligations for revenue equipment	$41,335	$1,574	$—	$—	$42,909
Operating lease obligations	145	756	281	62	1,244
Total	$41,480	$2,330	$281	$62	$44,153

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2019 of 250,078 shares of Company common stock with a value of $5.2 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $15.7 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2019.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $382,000 as of September 30, 2019 and $348,000 as of December 31, 2018. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $629.9 million as of September 30, 2019 and $588.2 million as of December 31, 2018. Our depreciation expense was $70.3 million for the first nine months of 2019 and $66.3 million for the first nine months of 2018. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2019 by approximately $13.6 million, or 2.2%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $15.7 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $30.6 million as of September 30, 2019 and $28.1 million as of December 31, 2018. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2019, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors.

We do not believe there are any material changes from the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2018.

Item 6.           Exhibits.

Item No.	Item	Method of Filing
10.26

Ninth Amendment to Credit Agreement, dated as of August 13, 2019, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 14, 2019.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on November 8, 2019, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2019	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)