Form 10-K
period 2019-12-31
MARTEN TRANSPORT LTD
filed 2020-02-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

As of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $771,402,000.

As of February 17, 2020, 54,766,814 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 5, 2020, or 2020 Proxy Statement.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. Our dry freight services are expanding, with 1,650 dry vans operating as of December 31, 2019. In 2019, we generated $843.3 million in operating revenue. Approximately 57% of our Truckload and Dedicated revenue in 2019 resulted from hauling temperature-sensitive products and 43% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2019, our average length of haul was 420 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,212 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 18 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our temperature-controlled trailers and, beginning in September 2019, our refrigerated containers, each on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2019, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 253 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We employ technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

●

Terrestrial based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download operating information such as fuel mileage and idling time for the tractor engines and temperature setting and run time for the temperature-control units on our trailers.

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

              We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 7.1% during 2019, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2019, our top 30 customers accounted for approximately 69% of our revenue, and our top ten customers accounted for 50% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Five of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for five of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Drivers and Other Personnel

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. As of December 31, 2019, 176 of our drivers have driven more than one million miles for us without a preventable accident, while 46 of our drivers have driven more than two million miles, 12 of our drivers have driven more than three million miles and one of our drivers has driven more than four million miles for us without a preventable accident.

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

As of December 31, 2019, we had 4,087 employees. This total consists of 3,127 drivers, 328 mechanics and maintenance personnel, and 632 support personnel, which includes management and administration. As of that date, we also contracted with 92 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2019, we operated a fleet of 3,212 tractors, including 3,120 company-owned tractors and 92 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2019 was approximately 1.8 years. In 2019, we replaced our company-owned tractors within an average of 4.0 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.9% at December 31, 2019, 1.7% at December 31, 2018 and 2.2% at December 31, 2017.

As of December 31, 2019, we operated a fleet of 5,464 trailers, consisting of 3,814 refrigerated trailers and 1,650 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2019 was approximately 2.4 years. In 2019, we replaced our company-owned trailers within an average of 5.0 years after purchase.

As of December 31, 2019, we operated a fleet of 237 refrigerated containers for use on railroad flatcars.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2019, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently evaluating a new statistical model known as the Item Response Theory, or IRT, model to replace the current system utilizing CSA scores in order to better evaluate the safety of motor carriers. A final decision is expected in 2020.

The FMCSA issued proposed revisions to the hours-of-service requirements for drivers in August 2019. The proposal allows drivers more flexibility with their 30-minute rest breaks and with dividing their time in the sleeper berth. It would also increase by two hours the duty time for drivers encountering adverse weather and extend by two hours the maximum duty time allowed by a short haul exemption. A final decision is expected in 2020.

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Carriers using automatic on-board recording devices, or AOBRD’s, which were installed and in use prior to December 2017 were allowed until December 2019 to convert to ELD’s. Our entire fleet has been equipped with AOBRD’s since early 2011 and converted to ELD’s prior to December 2019.

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers must run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2017 through 2019.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2019, our top 30 customers, based on revenue, accounted for approximately 69% of our revenue; our top ten customers accounted for approximately 50% of our revenue; our top five customers accounted for approximately 40% of our revenue; our top two customers accounted for approximately 31% of our revenue; and our largest customer accounted for approximately 17% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have significantly raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense has increased. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, medical and continuous training qualification and hours-of-service. We also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the United States Environmental Protection Agency, or EPA, and the United States Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently evaluating a new statistical model known as the Item Response Theory, or IRT, model to replace the current system utilizing CSA scores in order to better evaluate the safety of motor carriers. A final decision is expected in 2020.

The FMCSA issued proposed revisions to the hours-of-service requirements for drivers in August 2019. The proposal allows drivers more flexibility with their 30-minute rest breaks and with dividing their time in the sleeper berth. It would also increase by two hours the duty time for drivers encountering adverse weather and extend by two hours the maximum duty time allowed by a short haul exemption. A final decision is expected in 2020.

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Carriers using automatic on-board recording devices, or AOBRD’s, which were installed and in use prior to December 2017 were allowed until December 2019 to convert to ELD’s. Our entire fleet has been equipped with AOBRD’s since early 2011 and converted to ELD’s prior to December 2019.

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers must run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%.

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

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space. We added additional equipment repair and maintenance facilities in 2007 and in 2009 in Mondovi, Wisconsin which consist of 15,000 square feet of space located on approximately 11 acres and 50,000 square feet of space located on approximately three acres, respectively. We operate facilities in or near the following cities at which we primarily perform operations and maintenance activities:

● Mondovi, Wisconsin	● Atlanta, Georgia	● Memphis, Tennessee
● Phoenix, Arizona	● Indianapolis, Indiana	● Desoto, Texas
● Jurupa Valley, California	● Kansas City, Kansas	● Laredo, Texas
● Otay Mesa, California	● Portland, Oregon	● Colonial Heights, Virginia
● Tampa, Florida	● Carlisle, Pennsylvania	● Rio Grande Valley, Texas

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 17, 2020, are as follows:

Name	Age	Position
Randolph L. Marten	67	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	72	President

James J. Hinnendael	56	Executive Vice President and Chief Financial Officer

John H. Turner	58	Executive Vice President of Sales and Marketing

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

John H. Turner has been our Executive Vice President of Sales and Marketing since December 2019, Senior Vice President of Sales from December 2013 to December 2019, our Vice President of Sales from January 2007 to December 2013 and an executive officer since August 2007. He also served as our Vice President of Sales from October 2000 to February 2005, and as an executive officer from January 2002 to February 2005. Mr. Turner also served as our Director of Sales from July 1999 to October 2000 and in various professional capacities in our sales and marketing area from August 1991 to July 1999 and as our Operations Manager-West from October 1990 to August 1991. Previously, Mr. Turner served as a vice president for Naterra Land, Inc., a recreational land developer, from 2005 to 2006 and as the western fleet general manager and area sales manager for Munson Transportation, Inc., a long-haul truckload carrier, from 1986 to 1990.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 17, 2020, we had 140 record stockholders, and approximately 14,035 beneficial stockholders of our common stock. On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 2/3% stock dividend. The following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019.

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019 or 2017. As of December 31, 2019, future repurchases of up to $34 million, or 1.8 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2014, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
FOR THE YEAR
Operating revenue	$843,271	$787,594	$698,120	$671,144	$664,994
Operating income	76,498	70,348	56,862	58,303	61,063
Net income	61,071	55,027	90,284	33,464	35,745
Net income – excluding 2017 deferred income taxes benefit(1)	61,071	55,027	33,819	33,464	35,745
Operating ratio(2)	90.9%	91.1%	91.9%	91.3%	90.8%

PER-SHARE DATA(3)
Basic earnings per common share	$1.12	$1.01	$1.66	$0.62	$0.64
Basic earnings per common share – excluding 2017 deferred income taxes benefit(1)	1.12	1.01	0.62	0.62	0.64
Diluted earnings per common share	1.11	1.00	1.65	0.61	0.64
Diluted earnings per common share – excluding 2017 deferred income taxes benefit(1)	1.11	1.00	0.62	0.61	0.64
Dividends declared per common share	0.77	0.10	0.08	0.06	0.06
Book value	10.92	10.57	9.64	8.04	7.50

AT YEAR END
Total assets	$796,586	$753,904	$690,403	$653,748	$631,528
Long-term debt	—	—	—	7,886	37,867
Stockholders’ equity	597,589	575,954	525,500	437,338	409,421

(1)

Net income and basic and diluted earnings per common share for 2017 are presented for comparative purposes excluding the $56.5 million deferred income taxes benefit recorded to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017.

(2)	Represents operating expenses as a percentage of operating revenue.

(3)	The amounts for 2015 and 2016 have been restated to reflect the five-for-three stock split effected in the form of a 66 2/3% stock dividend on July 7, 2017.

Note

We account for our revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, which we adopted on January 1, 2018 using the modified retrospective method. Prior years have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our temperature-controlled trailers and, beginning in September 2019, our refrigerated containers, each on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our operating revenue increased $55.7 million, or 7.1%, in 2019 from 2018. Our operating revenue, net of fuel surcharges, increased $58.5 million, or 8.6%, compared with 2018. Truckload segment revenue, net of fuel surcharges, increased 2.2% from 2018 primarily due to an increase in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 19.7% from 2018, primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 9.1% due to a reduced load volume. Brokerage segment revenue increased 26.1% due to an increase in load volume in 2019. Fuel surcharge revenue decreased to $103.4 million in 2019 from $106.2 million in 2018. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $17.5 million in 2019 and by $12.9 million in 2018, while increasing our fuel surcharge revenue by the same amounts.

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

Our operating income improved 8.7% to $76.5 million in 2019 from $70.3 million in 2018. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.9% in 2019 from 91.1% in 2018. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 89.7% in both 2019 and 2018. Our net income improved 11.0% to $61.1 million, or $1.11 per diluted share, in 2019 from $55.0 million, or $1.00 per diluted share, in 2018.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2019, we had $31.5 million of cash and cash equivalents, $597.6 million in stockholders’ equity and no long-term debt outstanding. In 2019, net cash flows provided by operating activities of $153.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $133.7 million, to pay cash dividends of $42.1 million, and to upgrade regional operating facilities in the amount of $2.9 million, resulting in a $25.3 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $153 million in 2020. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each quarter of 2019. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2019	2018	2017
Truckload Segment:
Revenue (in thousands)	$378,000	$375,340	$380,210
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,797	$3,833	$3,514
Average tractors(1)	1,663	1,613	1,837
Average miles per trip	548	573	599
Total miles (in thousands)	155,177	153,514	178,760

Dedicated Segment:
Revenue (in thousands)	$265,984	$223,852	$166,881
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,378	$3,300	$3,481
Average tractors(1)	1,272	1,088	847
Average miles per trip	315	309	297
Total miles (in thousands)	108,814	93,269	77,102

Intermodal Segment:
Revenue (in thousands)	$90,394	$102,025	$80,621
Loads	36,309	42,425	40,196
Average tractors	91	88	79

Brokerage Segment:
Revenue (in thousands)	$108,893	$86,377	$70,408
Loads	63,200	51,104	48,271

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 92, 46 and 60 tractors as of December 31, 2019, 2018 and 2017, respectively.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2019	2018	2019 vs. 2018	2019 vs. 2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$329,304	$322,324	$6,980	2.2%
Truckload fuel surcharge revenue	48,696	53,016	(4,320)	(8.1)
Total Truckload revenue	378,000	375,340	2,660	0.7

Dedicated revenue, net of fuel surcharge revenue	223,935	187,137	36,798	19.7
Dedicated fuel surcharge revenue	42,049	36,715	5,334	14.5
Total Dedicated revenue	265,984	223,852	42,132	18.8

Intermodal revenue, net of fuel surcharge revenue	77,750	85,572	(7,822)	(9.1)
Intermodal fuel surcharge revenue	12,644	16,453	(3,809)	(23.2)
Total Intermodal revenue	90,394	102,025	(11,631)	(11.4)

Brokerage revenue	108,893	86,377	22,516	26.1

Total operating revenue	$843,271	$787,594	$55,677	7.1%

Operating income:
Truckload	$29,666	$35,067	$(5,401)	(15.4)%
Dedicated	31,245	18,589	12,656	68.1
Intermodal	6,612	11,150	(4,538)	(40.7)
Brokerage	8,975	5,542	3,433	61.9
Total operating income	$76,498	$70,348	$6,150	8.7%

Operating ratio(1):
Truckload	92.2%	90.7%
Dedicated	88.3	91.7
Intermodal	92.7	89.1
Brokerage	91.8	93.6
Consolidated operating ratio	90.9%	91.1%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $55.7 million, or 7.1%, to $843.3 million in 2019 from $787.6 million in 2018. Our operating revenue, net of fuel surcharges, increased $58.5 million, or 8.6%, to $739.9 million in 2019 from $681.4 million in 2018. This increase was due to a $36.8 million increase in Dedicated revenue, net of fuel surcharges, a $22.5 million increase in Brokerage revenue, and a $7.0 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $7.8 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $103.4 million in 2019 from $106.2 million in 2018. A shift of a portion of line haul revenue to fuel surcharge revenue, which began in mid-first quarter of 2018 as a result of changes in a number of customer agreements, reduced our revenue excluding fuel surcharges by $17.5 million in 2019 and by $12.9 million in 2018, while increasing our fuel surcharge revenue by the same amounts.

Truckload segment revenue increased $2.7 million, or 0.7%, to $378.0 million in 2019 from $375.3 million in 2018. Truckload segment revenue, net of fuel surcharges, increased $7.0 million, or 2.2%, to $329.3 million in 2019 from $322.3 million in 2018 primarily due to an increase in our average number of tractors. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Truckload revenue excluding fuel surcharges by $3.4 million in 2019 and by $2.8 million in 2018, while increasing our fuel surcharge revenue by the same amounts. The increase in the operating ratio in 2019 was primarily due to an increase in salaries and wages as a percentage of revenue.

Dedicated segment revenue increased $42.1 million, or 18.8%, to $266.0 million in 2019 from $223.9 million in 2018. Dedicated segment revenue, net of fuel surcharges, increased 19.7% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $14.1 million in 2019 and by $10.1 million in 2018, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor, startup costs associated with new business that began in 2018 and multiple cost control measures.

Intermodal segment revenue decreased $11.6 million, or 11.4%, to $90.4 million in 2019 from $102.0 million in 2018. Intermodal segment revenue, net of fuel surcharges, decreased 9.1% from 2018 due to a decrease in load volume. The increase in the operating ratio in 2019 was primarily due to increases in salaries and wages, fuel expense and amounts payable to railroads as a percentage of revenue.

Brokerage segment revenue increased $22.5 million, or 26.1%, to $108.9 million in 2019 from $86.4 million in 2018 due to an increase in load volume. The improvement in the operating ratio in 2019 was due to multiple cost control measures.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2019 vs. 2018	2019 vs. 2018	2019	2018

Operating revenue	$55,677	7.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	22,109	8.8	32.5	32.0
Purchased transportation	14,337	9.9	18.8	18.4
Fuel and fuel taxes	(292)	(0.2)	14.4	15.4
Supplies and maintenance	5,884	14.4	5.5	5.2
Depreciation	6,552	7.4	11.3	11.2
Operating taxes and licenses	627	6.6	1.2	1.2
Insurance and claims	(456)	(1.2)	4.5	4.9
Communications and utilities	1,075	16.2	0.9	0.8
Gain on disposition of revenue equipment	(1,436)	(19.8)	(1.0)	(0.9)
Other	1,127	5.1	2.7	2.8
Total operating expenses	49,527	6.9	90.9	91.1
Operating income	6,150	8.7	9.1	8.9
Other	(509)	(74.7)	(0.1)	(0.1)
Income before income taxes	6,659	9.4	9.2	9.0
Income taxes expense	615	3.8	2.0	2.0
Net income	$6,044	11.0%	7.2%	7.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $22.1 million, or 8.8%, in 2019 from 2018. This increase resulted primarily from additional company driver compensation expense of $20.5 million, partially offset by a $4.7 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $14.3 million in total, or 9.9%, in 2019 from 2018. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $18.3 million to $90.7 million in 2019 from $72.3 million in 2018, primarily due to an increase in brokerage revenue. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $5.8 million to $59.3 million in 2019 from $65.0 million in 2018. This decrease was due to decreased intermodal revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.8 million in 2019. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $292,000, or 0.2%, in 2019 from 2018. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $644,000, or 2.2%, to $30.1 million in 2019 from $29.4 million in 2018. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $12.1 million from $14.0 million in 2018. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.06 per gallon from $3.18 per gallon in 2018. Net fuel expense also decreased to 4.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.9% in 2018. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $5.9 million, or 14.4%, from 2018 primarily due to higher outside repair and parts costs associated, in part, with operating a larger fleet.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $6.6 million increase in depreciation was primarily due to an increase in the size of our fleet of tractors and trailers. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $456,000 decrease in insurance and claims in 2019 was primarily due to a decrease in the cost of our self-insured workers’ compensation claims, partially offset by increases in the cost of auto liability and physical damage claims related to our tractors and trailers. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $8.7 million in 2019 from $7.2 million in 2018 primarily due to an increase in our average gain for each tractor and trailer sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

As a result of the foregoing factors, our operating income improved 8.7% to $76.5 million in 2019 from $70.3 million in 2018. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.9% in 2019 and 91.1% in 2018. The operating ratio for our Truckload segment was 92.2% in 2019 and 90.7% in 2018, for our Dedicated segment was 88.3% in 2019 and 91.7% in 2018, for our Intermodal segment was 92.7% in 2019 and 89.1% in 2018, and for our Brokerage segment was 91.8% in 2019 and 93.6% in 2018. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 89.7% in both 2019 and 2018.

The increase in our other non-operating income was primarily due to additional interest income earned in 2019.

Our effective income tax rate decreased to 21.4% in 2019 from 22.5% in 2018 primarily due to a reduction in non-deductible expenses.

As a result of the factors described above, net income improved 11.0% to $61.1 million, or $1.11 per diluted share, in 2019 from $55.0 million, or $1.00 per diluted share, in 2018.

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

Fuel and fuel taxes increased by $16.2 million, or 15.4%, in 2018 from 2017. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $17.4 million, or 37.2%, to $29.4 million in 2018 from $46.8 million in 2017. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $14.0 million from $8.6 million in 2017. Despite an increase in the DOE national average cost of fuel to $3.18 per gallon from $2.65 per gallon in 2017, net fuel expense decreased to 4.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 8.4% in 2017. The net fuel expense to revenue improved primarily due to a $12.9 million shift during 2018 of a portion of line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements. Increases in our miles per gallon and in our revenue rate per mile in 2018 further improved this ratio. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

The increase in our non-operating income was primarily due to improved operating results in 2018 by MW Logistics, LLC, or MWL, a 45% owned affiliate. We sold our entire membership interest in MWL effective October 31, 2019.

Our effective income tax rate increased to 22.5% in 2018 from (59.9)% in 2017. We recorded a $56.5 million deferred income taxes benefit in 2017 to recognize the impact on our federal net deferred tax liability of the reduction of the federal corporate statutory income tax rate from 35% to 21% related to the Tax Cuts and Jobs Act of 2017, which was enacted prior to December 31, 2017. Excluding that benefit, our effective tax rate was 40.1% in 2017, which exceeds our effective tax rate in 2018 primarily due to the reduction of the federal corporate tax rate in 2018 under the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the federal corporate income tax rate as noted above and allowing bonus depreciation with full expensing of qualified property placed in service after September 27, 2017.

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

(In thousands)	2019	2018	2017
Net cash flows provided by operating activities	$153,180	$150,623	$121,879
Net cash flows used for investing activities	(137,229)	(101,270)	(95,318)
Net cash flows used for financing activities	(41,253)	(8,381)	(11,258)

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019 or 2017. As of December 31, 2019, future repurchases of up to $34 million, or 1.8 million shares, were available in the share repurchase program.

              In 2019, net cash flows provided by operating activities of $153.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $133.7 million, to pay cash dividends of $42.1 million, and to upgrade regional operating facilities in the amount of $2.9 million, resulting in a $25.3 million decrease in cash and cash equivalents. In 2018, net cash flows provided by operating activities of $150.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $93.9 million, to acquire and upgrade regional operating facilities in the amount of $5.9 million, to pay cash dividends of $5.5 million, and to repurchase and retire 200,000 shares of our common stock for $3.8 million, resulting in a $41.0 million increase in cash and cash equivalents. In 2017, net cash flows provided by operating activities of $121.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $87.6 million, to repay, net of borrowings, $7.9 million of long-term debt, to partially construct regional operating facilities in the amount of $5.8 million, and to pay cash dividends of $4.4 million, resulting in a $15.3 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $153 million in 2020. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.025 per share of common stock was declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.7 million and remaining borrowing availability of $14.3 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2019 and 2018.

The following is a summary of our contractual obligations as of December 31, 2019.

	Payments Due by Period
(In thousands)	2020	2021 And 2022	2023 And 2024	Thereafter	Total
Purchase obligations for revenue equipment	$90,859	$—	$—	$—	$90,859
Operating lease obligations	547	493	208	—	1,248
Total	$91,406	$493	$208	$—	$92,107

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at December 31, 2019 of 275,957 shares of Company common stock with a value of $5.9 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $15.7 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2019.

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

Revenue Recognition. We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The current revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. Our allowance for doubtful accounts was $382,000 as of December 31, 2019 and $348,000 as of December 31, 2018. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for doubtful accounts monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $640.4 million as of December 31, 2019 and $588.2 million as of December 31, 2018. Our depreciation expense was $95.1 million in 2019, $88.6 million in 2018 and $85.1 million in 2017. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2019 by approximately $12.3 million, or 1.9%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $15.7 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $31.7 million as of December 31, 2019 and $28.1 million as of December 31, 2018. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2019, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.0 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 30 of this Report.

February 28, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

February 28, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 17 of the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per-incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

We identified the estimation of auto liability and workers’ compensation claims accruals as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred, but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty and the level of audit effort and expertise required to audit the reserve related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to the accuracy of insurance claims reserves for auto liability and workers’ compensation liability claims included the following, among others.

●

We tested the effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments and management’s review over actuarial calculations.

●

We tested management’s process for determining the auto liability and workers’ compensation reserves including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

●	We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Minneapolis, Minnesota

February 28, 2020

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,461	$56,763
Receivables:
Trade, less allowances of $382 and $348, respectively	90,712	83,033
Other	11,055	3,808
Prepaid expenses and other	20,938	19,924
Total current assets	154,166	163,528
Property and equipment:
Revenue equipment	764,419	679,667
Buildings and land	88,414	85,578
Office equipment and other	51,404	51,185
Less accumulated depreciation	(263,843)	(228,200)
Net property and equipment	640,394	588,230
Other noncurrent assets	2,026	2,146
Total assets	$796,586	$753,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,917	$15,704
Insurance and claims accruals	31,729	28,103
Accrued and other current liabilities	21,680	28,166
Total current liabilities	76,326	71,973
Deferred income taxes	122,022	105,977
Noncurrent operating lease liabilities	649	—
Total liabilities	198,997	177,950
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,703,466 shares at December 31, 2019, and 54,466,691 shares at December 31, 2018, issued and outstanding	547	545
Additional paid-in capital	79,465	76,814
Retained earnings	517,577	498,595
Total stockholders’ equity	597,589	575,954
Total liabilities and stockholders’ equity	$796,586	$753,904

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2019	2018	2017
Operating revenue	$843,271	$787,594	$698,120
Operating expenses (income):
Salaries, wages and benefits	274,156	252,047	226,091
Purchased transportation	158,948	144,611	118,349
Fuel and fuel taxes	121,341	121,633	105,390
Supplies and maintenance	46,737	40,853	41,613
Depreciation	95,137	88,585	85,120
Operating taxes and licenses	10,100	9,473	8,993
Insurance and claims	38,201	38,657	38,585
Communications and utilities	7,709	6,634	6,047
Gain on disposition of revenue equipment	(8,680)	(7,244)	(5,499)
Other	23,124	21,997	16,569
Total operating expenses	766,773	717,246	641,258
Operating income	76,498	70,348	56,862
Other	(1,190)	(681)	389
Income before income taxes	77,688	71,029	56,473
Income taxes expense (benefit)	16,617	16,002	(33,811)
Net income	$61,071	$55,027	$90,284
Basic earnings per common share	$1.12	$1.01	$1.66
Diluted earnings per common share	$1.11	$1.00	$1.65
Dividends declared per common share	$0.77	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2016	54,392	$544	$74,175	$362,619	$437,338
Net income	—	—	—	90,284	90,284
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	141	1	1,089	—	1,090
Employee taxes paid in exchange for shares withheld	—	—	(47)	—	(47)
Share-based payment arrangement compensation expense	—	—	1,250	—	1,250
Dividends on common stock	—	—	—	(4,361)	(4,361)
Cash in lieu of fractional shares from stock split	—	—	(54)	—	(54)
Balance at December 31, 2017	54,533	545	76,413	448,542	525,500
Adoption of accounting standard	—	—	—	485	485
Net income	—	—	—	55,027	55,027
Repurchase and retirement of common stock	(200)	(2)	(3,754)	—	(3,756)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	134	2	936	—	938
Employee taxes paid in exchange for shares withheld	—	—	(104)	—	(104)
Share-based payment arrangement compensation expense	—	—	3,323	—	3,323
Dividends on common stock	—	—	—	(5,459)	(5,459)
Balance at December 31, 2018	54,467	545	76,814	498,595	575,954
Net income	—	—	—	61,071	61,071
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	236	2	1,618	—	1,620
Employee taxes paid in exchange for shares withheld	—	—	(784)	—	(784)
Share-based payment arrangement compensation expense	—	—	1,817	—	1,817
Dividends on common stock	—	—	—	(42,089)	(42,089)
Balance at December 31, 2019	54,703	$547	$79,465	$517,577	$597,589

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2019	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$61,071	$55,027	$90,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,137	88,585	85,120
Gain on disposition of revenue equipment	(8,680)	(7,244)	(5,499)
Deferred income taxes	16,045	5,351	(47,228)
Share-based payment arrangement compensation expense	1,817	3,323	1,250
Equity in loss (earnings) from affiliate	155	(493)	271
Distribution from affiliate	-	227	400
Adoption of accounting standard	-	485	-
Changes in other current operating items:
Receivables	(13,638)	(8,131)	(5,974)
Prepaid expenses and other	(524)	(114)	(503)
Accounts payable	5,259	1,800	11
Insurance and claims accruals	3,626	1,926	6,737
Accrued and other current liabilities	(7,088)	9,881	(2,990)
Net cash provided by operating activities	153,180	150,623	121,879
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(184,680)	(161,160)	(148,856)
Proceeds from revenue equipment dispositions	51,025	67,262	61,227
Buildings and land, office equipment and other additions	(4,723)	(7,362)	(7,693)
Proceeds from buildings and land, office equipment and other dispositions	6	5	47
Disposition of investment in affiliate	1,168	-	-
Other	(25)	(15)	(43)
Net cash used for investing activities	(137,229)	(101,270)	(95,318)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(42,089)	(5,459)	(4,361)
Borrowings under credit facility and long-term debt	-	-	40,831
Repayment of borrowings under credit facility and long-term debt	-	-	(48,717)
Repurchase and retirement of common stock	-	(3,756)	-
Issuance of common stock from share-based payment arrangement exercises	1,620	938	1,090
Employee taxes paid in exchange for shares withheld	(784)	(104)	(47)
Cash in lieu of fractional shares from stock split	-	-	(54)
Net cash used for financing activities	(41,253)	(8,381)	(11,258)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,302)	40,972	15,303
CASH AND CASH EQUIVALENTS:
Beginning of year	56,763	15,791	488
End of year	$31,461	$56,763	$15,791
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$249	$(3,604)	$(1,559)
Operating lease assets and liabilities acquired	$1,668	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$4,953	$9,526	$14,355
Interest	$52	$50	$151

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. Our dry freight services are expanding, with 1,650 dry vans operating as of December 31, 2019. We operate throughout the United States and into and out of Mexico and Canada.

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

	Years
Tractors		5
Trailers		7
Refrigerated containers		12
Service and other equipment	3	-	15
Buildings and improvements	20	-	40

In 2019, we replaced our company-owned tractors within an average of 4.0 years and our trailers within an average of 5.0 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.9 million in 2019, $7.0 million in 2018 and $7.1 million in 2017. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $15.7 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition: We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective method. The current revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time, compared with our former policy in which we recorded revenue and related expenses on the date shipment of freight was completed.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 18 for more information.

Our largest customer, Walmart, accounted for 17% of our revenue in 2019 and 21% of our trade receivables as of December 31, 2019, 15% of our revenue in 2018 and 12% of our trade receivables as of December 31, 2018, and 19% of our revenue in 2017. Our second largest customer, The Coca-Cola Company, accounted for 14% of our revenue in 2019 and 9% of our trade receivables as of December 31, 2019, and 13% of our revenue in 2018 and 7% of our trade receivables as of December 31, 2018. During each of 2019, 2018 and 2017, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 18 for more information.

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

2. Adoption of New Accounting Standard

We adopted FASB Accounting Standards Update, or ASU, No. 2016-02, Leases (ASC 842), as of January 1, 2019, using the modified retrospective approach. In addition, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

Adoption of the new standard resulted in the recording of additional operating lease assets and lease liabilities of approximately $1.1 million, respectively, as of January 1, 2019. The standard did not impact our consolidated net earnings and had no impact on cash flows.

The cumulative effect of the changes made to our consolidated balance sheet on January 1, 2019 for the adoption of the new leasing standard was as follows:

(In thousands)	Balance at December 31, 2018	Adjustments due to ASC 842		Balance at January 1, 2019
Assets:
Other noncurrent assets	$2,146	$1,135	(a)	$3,281
Liabilities:
Accrued and other current liabilities	28,166	540		28,706
Noncurrent operating lease liabilities	-	595		595

(a)	Operating lease assets balance at January 1, 2019.

              The impact of the adoption of the new leasing standard on our consolidated balance sheet as of December 31, 2019 was as follows:

	Balance at December 31, 2019
(In thousands)	Prior to Adoption of ASC 842	Adjustments due to ASC 842		As Reported
Assets:
Other noncurrent assets	$848	$1,178	(a)	$2,026
Liabilities:
Accrued and other current liabilities	21,151	529		21,680
Noncurrent operating lease liabilities	-	649		649

(a)	Operating lease assets balance at December 31, 2019.

3. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2019	2018
License fees	$5,321	$4,760
Tires in service	4,972	5,011
Parts and tires inventory	3,394	3,528
Insurance premiums	2,356	1,831
Contract assets	1,729	1,823
Other	3,166	2,971
	$20,938	$19,924

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2019	2018
Accrued expenses	$6,738	$7,091
Vacation	6,558	5,895
Salaries and wages	5,438	9,744
Accrued liability to MWL	-	1,222
Other	2,946	4,214
	$21,680	$28,166

4. Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2019, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $15.7 million and remaining borrowing availability of $14.3 million. At December 31, 2018, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $14.6 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 2.5% at December 31, 2019.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2019 and 2018.

5. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2019:

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board, chief executive officer and the principal stockholder. We paid that company $392,000 in 2019, $341,000 in 2018 and $328,000 in 2017 for fuel, tires and related services. In addition, we paid $1.7 million in 2019 and $2.5 million in each of 2018 and 2017 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We had payables to that company of $19,000 as of December 31, 2019 and no payables at December 31, 2018.

(b)     We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 12.

6. Income Taxes

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

The components of the income taxes expense (benefit) consisted of the following:

(In thousands)	2019	2018	2017
Current:
Federal	$(1,210)	$7,575	$12,427
State	1,782	3,076	990
Total current	572	10,651	13,417

Deferred:
Federal	15,572	5,815	(48,424)
State	473	(464)	1,196
Total deferred	16,045	5,351	(47,228)
Total expense (benefit)	$16,617	$16,002	$(33,811)

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2019	2018	2017
Federal statutory income tax rate	21%	21%	35%
Increase in taxes arising from state income taxes, net of federal income tax benefit	2	3	3
Per diem and other non-deductible expenses	1	2	4
Decrease in federal deferred taxes due to decrease in statutory rate	—	—	(100)
Federal tax credits	(2)	(2)	(1)
Other, net	(1)	(1)	(1)
Effective tax rate	21%	23%	(60)%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2019	2018
Deferred tax assets:
Reserves and accrued liabilities	$9,050	$7,986
Other	2,464	2,313
	11,514	10,299
Deferred tax liabilities:
Depreciation	130,686	113,773
Prepaid expenses	2,850	2,503
	133,536	116,276
Net deferred tax liability	$122,022	$105,977

We have not provided a valuation allowance against deferred tax assets at December 31, 2019 or 2018. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $3.0 million as of December 31, 2019 and $1.9 million as of December 31, 2018. The $1.1 million increase in the amount reserved in 2019 relates to current period tax positions and an amendment to prior periods’ open returns for a current position less the removal of the reserve relating to 2014 tax positions, as that period has now closed. The amount reserved as of December 31, 2018 was added in 2014 through 2018 relating to current period tax positions. If recognized, $2.9 million of the unrecognized tax benefits as of December 31, 2019 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $13,000 and $12,000 were recognized in our financial statements as of December 31, 2019 and 2018, respectively. The federal statute of limitations remains open for 2016 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

7. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income	$61,071	$55,027	$90,284
Denominator:
Basic earnings per common share - weighted-average shares	54,630	54,590	54,492
Effect of dilutive stock options	483	559	358
Diluted earnings per common share - weighted-average shares and assumed conversions	55,113	55,149	54,850
Basic earnings per common share	$1.12	$1.01	$1.66
Diluted earnings per common share	$1.11	$1.00	$1.65

Options totaling 220,300, 153,500 and 145,169 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2019, 2018 and 2017, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 14) totaling 69,636, 1,638 and 124,046 equivalent shares for 2019, 2018 and 2017, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

8. Stock Split

On July 7, 2017, we effected a five-for-three stock split of our common stock, $.01 par value, in the form of a 66 ⅔% stock dividend. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

9. Share Repurchase Program

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

We repurchased and retired 200,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019 or 2017. As of December 31, 2019, future repurchases of up to $34 million, or 1.8 million shares, were available in the share repurchase program.

10. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.65 per share of common stock in September, along with quarterly cash dividends of $0.03 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.025 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. Quarterly cash dividends of $0.015 per share of common stock were declared in each of the first two quarters of 2017 along with dividends of $0.025 per share in each of 2017’s last two quarters, which totaled $4.4 million.

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

11. Third Amendment to Amended and Restated Certificate of Incorporation

In May 2018, our stockholders approved our Third Amendment to Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 96 million shares to 192 million shares.

12. Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $2.2 million, $5.5 million and $2.2 million of our revenue for loads transported by our tractors and arranged by MWL for the first ten months of 2019 and for the full years of 2018 and 2017, respectively.

13. Leases

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

The classification of operating leases in our consolidated balance sheet was as follows:

(In thousands)	Balance at December 31, 2019
Assets:
Other noncurrent assets	$1,178	(a)
Liabilities:
Accrued and other current liabilities	529
Noncurrent operating lease liabilities	649
Total liabilities	$1,178

(a)	Operating lease assets balance at December 31, 2019.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2020	$547
2021	325
2022	168
2023 and 2024	208
Total lease payments	1,248
Adjust to present value	(70)
Total operating lease liabilities	$1,178

The weighted-average remaining lease term at December 31, 2019 was 37 months and at January 1, 2019 was 29 months. The weighted-average discount rate was 2.4% at December 31, 2019 and 2.1% at January 1, 2019. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2019 totaled $533,000. We paid $579,000 of cash for capitalized operating leases during 2019.

Total operating lease expense for 2019 was $1.9 million and is reported within other operating expenses in our consolidated statements of operations. This amount includes $1.3 million of short-term lease expense with an initial term of 12 months or less.

14. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 1,133,362 shares have been awarded as of December 31, 2019. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares.

At our 2019 Annual Meeting of Stockholders held on May 7, 2019, our stockholders approved an amendment to the Marten Transport, Ltd. 2015 Equity Incentive Plan, which was previously approved and adopted by our Board of Directors, subject to approval by our stockholders. The amendment increased the number of shares of common stock authorized for issuance under the 2015 Plan by 1.3 million shares and the number of shares of common stock authorized for issuance pursuant to full-value awards by 558,334 shares. The amendment also adjusted certain numbers to reflect the stock split that occurred in July 2017.

The maximum number of shares of common stock available for issuance under the 2015 Plan, as amended, is 2,633,333 shares. As of December 31, 2019, there were 587,672 shares reserved for issuance under options outstanding and 247,621 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2019, there were 254,657 shares reserved for issuance under options outstanding, which will continue according to their terms. As of the same date, there were no shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2019	2018	2017

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	28%	26%	25%
Risk-free interest rate percentage(3)	2.2%	2.8%	2.0%
Expected dividend yield(4)	0.58%	0.48%	0.59%
Fair value as of the date of grant	$5.89	$6.19	$4.34

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

In May 2013, we granted 104,250 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our fourth grant of such awards. As of December 31, 2013 and each December 31st thereafter through December 31, 2017, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62.

In May 2014, we granted 60,668 performance unit awards with similar terms to the awards previously granted, and also granted 18,337 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2014 vested from December 31, 2014 through 2018.

In May 2015, we granted 58,335 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, and also granted 32,500 performance unit awards with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2015 vested from December 31, 2015 through 2019.

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

In May 2019, we granted 40,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2017. We also granted 30,000 performance unit awards in May 2019 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2019 vest from December 2019 through 2023.

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

Total share-based compensation expense recorded in 2019 was $1.8 million ($1.4 million net of income tax benefit, $0.03 earnings per basic and diluted shares), in 2018 was $3.3 million ($2.6 million net of income tax benefit, $0.05 earnings per basic and diluted share) and in 2017 was $1.3 million ($738,000 net of income tax benefit, $0.01 of earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2019, there was a total of $1.4 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.1 years, and $2.4 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2023.

Effective January 1, 2017, we adopted the provisions of FASB ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of the accounting for share-based payment transactions. The adoption of this standard resulted in decreases to our provision for income taxes in 2019 of $341,000, in 2018 of $319,000 and in 2017 of $176,000, as the actual increase in our stock price exceeded the grant-date fair value of the period’s exercised options and vested performance unit awards. Excess tax benefits were recognized in additional paid-in capital through 2016.

Option activity in 2019 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	939,193	$13.78
Granted	68,000	20.00
Exercised	(151,594)	10.68
Forfeited	(13,270)	15.73
Outstanding at December 31, 2019	842,329	$14.81
Exercisable at December 31, 2019	523,677	$12.69

The 842,329 options outstanding as of December 31, 2019 have a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value based on our closing stock price on December 31, 2019 for in-the-money options of $5.8 million. The 523,677 options exercisable as of the same date have a weighted average remaining contractual life of 2.4 years and an aggregate intrinsic value similarly calculated of $4.6 million.

The fair value of options granted in 2019, 2018 and 2017 was $401,000, $957,000 and $592,000, respectively, for service-based options. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $1.4 million, $1.5 million and $830,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2019, 2018 and 2017 were $1.6 million, $938,000 and $1.1 million, respectively.

Nonvested service-based option awards as of December 31, 2019 and changes during 2019 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2018	393,480	$4.72	5.2
Granted	68,000	5.89	6.5
Vested	(132,558)	4.29	3.5
Forfeited	(10,270)	4.37	3.6
Nonvested at December 31, 2019	318,652	$5.18	5.1

The total fair value of options which vested during 2019, 2018 and 2017 was $569,000, $547,000 and $515,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2019:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	185,909		$14.89
Granted	70,000		19.89
Vested	(78,305	)(1)	15.88
Forfeited	(39,487)		14.33
Nonvested at December 31, 2019	138,117		$17.16

(1)

This number of performance unit award shares vested based on our financial performance in 2019 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2020. As permitted in the performance unit award agreements granted in 2015, the Compensation Committee of our Board of Directors adjusted the calculation of the performance vesting component for 2019 to be based on our increase in net income instead of our increase in diluted net income per share. The fair value of unit award shares that vested in 2019 was $1.2 million.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2019 was $19,000 for participants less than age 50 and $25,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2019, 2018 or 2017. Total expense recorded for the plan was $2.7 million in 2019, $2.3 million in 2018 and $2.1 million in 2017.

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

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2019, 275,957 shares of Company common stock with a value of $5.9 million were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

16. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

17. Commitments and Contingencies

We are committed to purchase $90.9 million of new revenue equipment in 2020. Operating lease obligation expenditures total $1.2 million through 2024.

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

18. Revenue and Business Segments

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our temperature-controlled trailers and, beginning in September 2019, our refrigerated containers, each on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheet were $1.7 million and $1.8 million as of December 31, 2019 and 2018, respectively. We had no impairment losses on contract assets in 2019 or 2018. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

(Dollars in thousands)	2019	2018	2017
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$329,304	$322,324	$336,596
Truckload fuel surcharge revenue	48,696	53,016	43,614
Total Truckload revenue	378,000	375,340	380,210

Dedicated revenue, net of fuel surcharge revenue	223,935	187,137	153,691
Dedicated fuel surcharge revenue	42,049	36,715	13,190
Total Dedicated revenue	265,984	223,852	166,881

Intermodal revenue, net of fuel surcharge revenue	77,750	85,572	70,282
Intermodal fuel surcharge revenue	12,644	16,453	10,339
Total Intermodal revenue	90,394	102,025	80,621

Brokerage revenue	108,893	86,377	70,408

Total operating revenue	$843,271	$787,594	$698,120

Operating income:
Truckload	$29,666	$35,067	$26,326
Dedicated	31,245	18,589	17,074
Intermodal	6,612	11,150	8,303
Brokerage	8,975	5,542	5,159
Total operating income	$76,498	$70,348	$56,862

Truckload segment depreciation expense was $54.0 million, $52.2 million and $57.2 million, Dedicated segment depreciation expense was $34.6 million, $29.6 million and $22.0 million, Intermodal segment depreciation expense was $5.1 million, $5.5 million and $4.6 million, and Brokerage segment depreciation expense was $1.5 million, $1.3 million and $1.3 million, in 2019, 2018 and 2017, respectively.

19. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2019 and 2018:

2019 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$199,023	$212,090	$214,973	$217,185
Operating income	17,733	19,944	20,034	18,787
Net income	13,546	15,190	16,587	15,748
Basic earnings per common share	0.25	0.28	0.30	0.29
Diluted earnings per common share	0.25	0.28	0.30	0.29

2018 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$186,960	$197,024	$199,649	$203,961
Operating income	13,594	18,223	18,993	19,538
Net income	10,331	13,702	15,257	15,737
Basic earnings per common share	0.19	0.25	0.28	0.29
Diluted earnings per common share	0.19	0.25	0.28	0.29

The sum of the diluted earnings per common share for the 2019 and 2018 quarters exceeds the amounts for each year due to differences in rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2020 Proxy Statement is incorporated in this Report by reference.

B.           Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.           Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.           Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2020 Proxy Statement is incorporated in this Report by reference.

E.           Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2020 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2020 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2020 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2020 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2020 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 9, 2020. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Bylaws of the Company	See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock	Filed with this Report.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2018.

10.23	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

Item No.	Item	Filing Method

10.24	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2019.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2019, filed with the SEC on February 28, 2020, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed with this Report.

104	The cover page from Marten Transport, Ltd’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2020	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Ronald R. Booth

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2019	$28,103	$56,075	$(52,449)	(1)	$31,729
Year ended December 31, 2018	26,177	56,122	(54,196)	(1)	28,103
Year ended December 31, 2017	19,440	53,609	(46,872)	(1)	26,177

Allowance for doubtful accounts:
Year ended December 31, 2019	348	65	(31)	(2)	382
Year ended December 31, 2018	300	163	(115)	(2)	348
Year ended December 31, 2017	275	33	(8)	(2)	300

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.