Form 10-Q
period 2020-03-31
MARTEN TRANSPORT LTD
filed 2020-05-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 54,860,197 as of April 27, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,136	$31,461
Receivables:
Trade, net	94,276	90,712
Other	10,077	11,055
Prepaid expenses and other	19,058	20,938
Total current assets	159,547	154,166

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	937,389	904,237
Accumulated depreciation	(274,047)	(263,843)
Net property and equipment	663,342	640,394
Other noncurrent assets	2,029	2,026
Total assets	$824,918	$796,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,821	$22,917
Insurance and claims accruals	34,424	31,729
Accrued and other current liabilities	21,881	21,680
Total current liabilities	91,126	76,326
Deferred income taxes	123,790	122,022
Noncurrent operating lease liabilities	622	649
Total liabilities	215,538	198,997

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 54,840,652 shares at March 31, 2020, and 54,703,466 shares at December 31, 2019, issued and outstanding	548	547
Additional paid-in capital	79,730	79,465
Retained earnings	529,102	517,577
Total stockholders’ equity	609,380	597,589
Total liabilities and stockholders’ equity	$824,918	$796,586

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2020	2019

Operating revenue	$218,646	$199,023

Operating expenses (income):
Salaries, wages and benefits	72,761	63,524
Purchased transportation	40,445	38,249
Fuel and fuel taxes	28,297	27,677
Supplies and maintenance	12,228	11,121
Depreciation	25,427	22,543
Operating taxes and licenses	2,639	2,333
Insurance and claims	12,284	9,875
Communications and utilities	1,985	1,950
Gain on disposition of revenue equipment	(1,555)	(1,548)
Other	6,103	5,566

Total operating expenses	200,614	181,290

Operating income	18,032	17,733

Other	(97)	(278)

Income before income taxes	18,129	18,011

Income taxes expense	4,411	4,465

Net income	$13,718	$13,546

Basic earnings per common share	$0.25	$0.25

Diluted earnings per common share	$0.25	$0.25

Dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2018	54,467	$545	$76,814	$498,595	$575,954
Net income	-	-	-	13,546	13,546
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	105	1	291	-	292
Employee taxes paid in exchange for shares withheld	-	-	(784)	-	(784)
Share-based payment arrangement compensation expense	-	-	366	-	366
Dividends on common stock	-	-	-	(1,637)	(1,637)
Balance at March 31, 2019	54,572	546	76,687	510,504	587,737
Net income	-	-	-	47,525	47,525
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	131	1	1,327	-	1,328
Share-based payment arrangement compensation expense	-	-	1,451	-	1,451
Dividends on common stock	-	-	-	(40,452)	(40,452)
Balance at December 31, 2019	54,703	547	79,465	517,577	597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(35)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	173	2	1,052	-	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	54,841	$548	$79,730	$529,102	$609,380

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Operations:
Net income	$13,718	$13,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,427	22,543
Tires in service amortization	1,706	1,660
Gain on disposition of revenue equipment	(1,555)	(1,548)
Deferred income taxes	1,768	819
Share-based payment arrangement compensation expense	246	366
Equity in loss from affiliate	-	51
Changes in other current operating items:
Receivables	(782)	(315)
Prepaid expenses and other	930	918
Accounts payable	617	2,098
Insurance and claims accruals	2,695	1,278
Accrued and other current liabilities	(1,290)	(3,788)
Net cash provided by operating activities	43,480	37,628

Cash flows used for investing activities:
Revenue equipment additions	(44,086)	(13,159)
Proceeds from revenue equipment dispositions	9,459	7,704
Buildings and land, office equipment and other additions	(1,966)	(1,256)
Other	(39)	(25)
Net cash used for investing activities	(36,632)	(6,736)

Cash flows used for financing activities:
Dividends on common stock	(2,193)	(1,637)
Repurchase and retirement of common stock	(597)	-
Issuance of common stock from share-based payment arrangement exercises	1,054	292
Employee taxes paid in exchange for shares withheld	(437)	(784)
Net cash used for financing activities	(2,173)	(2,129)

Net change in cash and cash equivalents	4,675	28,763

Cash and cash equivalents:
Beginning of period	31,461	56,763
End of period	$36,136	$85,526

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$11,107	$5,030
Operating lease assets and liabilities acquired	$88	$1,135

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$1,382
Interest	$-	$11

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2019 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2020	2019
Numerator:
Net income	$13,718	$13,546
Denominator:
Basic earnings per common share - weighted-average shares	54,809	54,553
Effect of dilutive stock options	434	493
Diluted earnings per common share - weighted-average shares and assumed conversions	55,243	55,046

Basic earnings per common share	$0.25	$0.25
Diluted earnings per common share	$0.25	$0.25

Options totaling 196,300 and 274,200 equivalent shares for the three-month periods ended March 31, 2020 and 2019, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 51,377 and 2,520 equivalent shares for the three-month periods ended March 31, 2020 and 2019, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At March 31, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.3 million and remaining borrowing availability of $13.7 million. At December 31, 2019, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $15.7 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 1.65% at March 31, 2020.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2020 and December 31, 2019.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $90,000 in the first three months of 2020 and $100,000 in the first three months of 2019 for fuel, tires and related services. In addition, we paid $917,000 in the first three months of 2020 and $155,000 in the first three months of 2019 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 8.

(5) Share Repurchase Program

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 35,376 shares of common stock for $596,000 in the first quarter of 2020. We did not repurchase any shares in 2019. As of March 31, 2020, future repurchases of up to $33.4 million, or approximately 1.8 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.04 per share of common stock was declared in the first quarter of 2020 which totaled $2.2 million. A quarterly cash dividend of $0.03 per share of common stock was declared in the first quarter of 2019 which totaled $1.6 million.

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

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2020, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2020 and 2019 was $246,000 and $366,000, respectively.

(8) Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $585,000 of our revenue for loads transported by our tractors and arranged by MWL in the first three months of 2019.

(9) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $82.1 million through the remainder of 2020. Operating lease obligation expenditures through 2025 total $1.2 million.

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

(11) Revenue and Business Segments

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheet were $2.2 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively. We had no impairment losses on contract assets in the first quarter of 2020 or in 2019. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2020	2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,857	$80,167
Truckload fuel surcharge revenue	11,275	11,555
Total Truckload revenue	95,132	91,722

Dedicated revenue, net of fuel surcharge revenue	64,159	48,924
Dedicated fuel surcharge revenue	10,878	8,801
Total Dedicated revenue	75,037	57,725

Intermodal revenue, net of fuel surcharge revenue	20,594	19,755
Intermodal fuel surcharge revenue	3,086	3,216
Total Intermodal revenue	23,680	22,971

Brokerage revenue	24,797	26,605
Total operating revenue	$218,646	$199,023

Operating income:
Truckload	$6,785	$7,555
Dedicated	8,533	5,515
Intermodal	1,306	2,394
Brokerage	1,408	2,269
Total operating income	$18,032	$17,733

Truckload segment depreciation expense was $13.8 million and $13.1 million, Dedicated segment depreciation expense was $9.9 million and $7.8 million, Intermodal segment depreciation expense was $1.4 million and $1.3 million, and Brokerage segment depreciation expense was $362,000 and $364,000 in the three-month periods ended March 31, 2020 and 2019, respectively.

(12) Measurement of Credit Losses on Financial Instruments

We adopted FASB Accounting Standards Update, or ASU, No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. The adoption of this standard was not material to our consolidated condensed balance sheets, statements of operations or statements of cash flows.

(13) Consolidated Condensed Statements of Cash Flows Reclassifications

Tires in service amortization and operating leases in our consolidated condensed statements of cash flows have been reclassified to be consistent with the current presentation, resulting in an $825,000 reclassification from investing to operating activities for the three months ended March 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2019 and in this Form 10-Q, Part II, Item 1A for the quarter ended March 31, 2020. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $19.6 million, or 9.9%, in the first three months of 2020 from the first three months of 2019. Our operating revenue, net of fuel surcharges, increased $18.0 million, or 10.2%, compared with the first three months of 2019. Truckload segment revenue, net of fuel surcharges, increased 4.6% from the first three months of 2019 primarily due to an increase in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 31.1% from the first three months of 2019 primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 4.2% due to increased load volume. Brokerage segment revenue decreased 6.8% despite an increase in load volume in the first three months of 2020. Fuel surcharge revenue increased to $25.2 million in the first three months of 2020 from $23.6 million in the first three months of 2019.

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

Our operating income improved 1.7% to $18.0 million in the first three months of 2020 from $17.7 million in the first three months of 2019. Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.8% in the first three months of 2020 from 91.1% in the first three months of 2019. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 90.7% in the first three months of 2020 and 89.9% in the first three months of 2019. Our net income improved 1.3% to $13.7 million, or $0.25 per diluted share, in the first three months of 2020 from $13.5 million, or $0.25 per diluted share, in the first three months of 2019.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2020, we had $36.1 million of cash and cash equivalents, $609.4 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2020, net cash flows provided by operating activities of $43.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $34.6 million, to pay cash dividends of $2.2 million, and to upgrade regional operating facilities in the amount of $983,000, resulting in a $4.7 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $88 million for the remainder of 2020. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We continue to invest considerable time and capital resources to actively implement and promote long-term environmentally sustainable solutions that drive reductions in our fuel and electricity consumption and decrease our carbon footprint. These initiatives include (i) reducing idle time for our tractors by installing and tightly managing the use of auxiliary power units, which are powered by solar panels and provide climate control and electrical power for our drivers without idling the tractor engine, (ii) improving the energy efficiency of our newer, more aerodynamic and well-maintained tractor and trailer fleets by optimizing the equipment’s specifications, weight and tractor speed, equipping our tractors with automatic transmissions, converting the refrigeration units in our refrigerated trailers to the new, more-efficient CARB refrigeration units along with increasing the insulation in the trailer walls and installing trailer skirts, and using ultra-fuel efficient and wide-based tires, and (iii) upgrading all of our facilities to indoor and outdoor LED lighting along with converting all of our facilities to solar power by the end of 2020. Additionally, we are an active participant in the United States EPA SmartWay Transport Partnership, in which freight shippers, carriers, logistics companies and other voluntary stakeholders partner with the EPA to measure, benchmark and improve logistics operations to reduce their environmental footprint.

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

COVID-19 Update

The North American trucking industry, which provides an essential service, is facing a difficult period as the decrease in manufacturing and retail activity within the managed economic slowdown in response to the COVID-19 pandemic has lowered overall freight volumes. The demand that our customers have from their customers for the food, beverages and other consumer goods that we transport and distribute varies significantly for each customer across their individual products, by region and in total – with the level of demand by freight lane also continually changing with significant fluctuations. Our continual redeployment of our drivers to match the changing freight demand by lane while minimizing our empty miles is essential to the utilization of our revenue equipment and our operating revenue. While our overall level of customer demand is negatively impacted by the economic slowdown, and may be increasingly impacted in the near-term depending on the extent of the slowdown, our execution of our unique multifaceted business model across our diverse customer base, including our ability to quickly make data-driven decisions and adjustments utilizing our in-house operating technology, has and will continue to be one of our key strengths as we proactively navigate through this fast-changing landscape.

While we will continue to pursue new profitable growth opportunities, we expect to maintain our approximate fleet size in the near-term given the economic slowdown. As a result, we have decreased our estimated net capital expenditures for 2020 from $153 million to $125 million to help preserve our cash position. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we believe we are well-positioned for the sustainability of our business from a balance sheet perspective.

We fully embrace our responsibility to keep our valued employees safe, healthy and informed and have implemented measures including the following:

-

Throughout our headquarters and regional operating facilities, we are applying the social distancing guidelines by having 70% of our office employees work from their homes and by staggering shift and break times for our maintenance personnel.

-	We have increased the frequency and extent of disinfecting and cleaning of each of our facilities and thoroughly disinfect all tractors prior to assignment to our drivers.

-	We provide hand sanitizer to all employees and masks to our drivers. When hand sanitizer was not available in March, we purchased the components and prepared and distributed over 6,000 bottles.

-	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2020	2019
Truckload Segment:
Revenue (in thousands)	$95,132	$91,722
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,814	$3,859
Average tractors(1)	1,691	1,616
Average miles per trip	559	562
Total miles (in thousands)	41,039	37,236

Dedicated Segment:
Revenue (in thousands)	$75,037	$57,725
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,304	$3,382
Average tractors(1)	1,494	1,125
Average miles per trip	306	322
Total miles (in thousands)	31,536	23,643

Intermodal Segment:
Revenue (in thousands)	$23,680	$22,971
Loads	9,737	9,251
Average tractors	100	87

Brokerage Segment:
Revenue (in thousands)	$24,797	$26,605
Loads	16,108	15,266

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 106 and 46 tractors as of March 31, 2020 and 2019, respectively.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,857	$80,167	$3,690	4.6%
Truckload fuel surcharge revenue	11,275	11,555	(280)	(2.4)
Total Truckload revenue	95,132	91,722	3,410	3.7

Dedicated revenue, net of fuel surcharge revenue	64,159	48,924	15,235	31.1
Dedicated fuel surcharge revenue	10,878	8,801	2,077	23.6
Total Dedicated revenue	75,037	57,725	17,312	30.0

Intermodal revenue, net of fuel surcharge revenue	20,594	19,755	839	4.2
Intermodal fuel surcharge revenue	3,086	3,216	(130)	(4.0)
Total Intermodal revenue	23,680	22,971	709	3.1

Brokerage revenue	24,797	26,605	(1,808)	(6.8)

Total operating revenue	$218,646	$199,023	$19,623	9.9%

Operating income:
Truckload	$6,785	$7,555	$(770)	(10.2)%
Dedicated	8,533	5,515	3,018	54.7
Intermodal	1,306	2,394	(1,088)	(45.4)
Brokerage	1,408	2,269	(861)	(37.9)
Total operating income	$18,032	$17,733	$299	1.7%

Operating ratio(1):
Truckload	92.9%	91.8%
Dedicated	88.6	90.4
Intermodal	94.5	89.6
Brokerage	94.3	91.5
Consolidated operating ratio	91.8%	91.1%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $19.6 million, or 9.9%, to $218.6 million in the 2020 period from $199.0 million in the 2019 period. Our operating revenue, net of fuel surcharges, increased $18.0 million, or 10.2%, to $193.4 million in the 2020 period from $175.5 million in the 2019 period. This increase was due to a $15.2 million increase in Dedicated revenue, net of fuel surcharges, a $3.7 million increase in Truckload revenue, net of fuel surcharges, and an $839,000 increase in Intermodal revenue, net of fuel surcharges, offset by a $1.8 million decrease in Brokerage revenue. Fuel surcharge revenue increased to $25.2 million in the 2020 period from $23.6 million in the 2019 period.

Truckload segment revenue increased $3.4 million, or 3.7%, to $95.1 million in the 2020 period from $91.7 million in the 2019 period. Truckload segment revenue, net of fuel surcharges, increased $3.7 million, or 4.6%, to $83.9 million in the 2020 period from $80.2 million in the 2019 period, primarily due to an increase in our average number of tractors. The increase in the operating ratio in the 2020 period was primarily due to increases in salaries, wages and benefits and insurance and claims as a percentage of revenue, partially offset by a decrease in net fuel expense.

Dedicated segment revenue increased $17.3 million, or 30.0%, to $75.0 million in the 2020 period from $57.7 million in the 2019 period. Dedicated segment revenue, net of fuel surcharges, increased 31.1% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense.

Intermodal segment revenue increased $709,000, or 3.1%, to $23.7 million in the 2020 period from $23.0 million in the 2019 period. Intermodal segment revenue, net of fuel surcharges, increased 4.2% from the 2019 period due to an increase in load volume. The increase in the operating ratio in the 2020 period was primarily due to increases in purchased transportation and salaries and wages as a percentage of revenue.

Brokerage segment revenue decreased $1.8 million, or 6.8%, to $24.8 million in the 2020 period from $26.6 million in the 2019 period despite an increase in load volume. The increase in the operating ratio in the 2020 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$19,623	9.9%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,237	14.5	33.3	31.9
Purchased transportation	2,196	5.7	18.5	19.2
Fuel and fuel taxes	620	2.2	12.9	13.9
Supplies and maintenance	1,107	10.0	5.6	5.6
Depreciation	2,884	12.8	11.6	11.3
Operating taxes and licenses	306	13.1	1.2	1.2
Insurance and claims	2,409	24.4	5.6	5.0
Communications and utilities	35	1.8	0.9	1.0
Gain on disposition of revenue equipment	(7)	(0.5)	(0.7)	(0.8)
Other	537	9.6	2.8	2.8
Total operating expenses	19,324	10.7	91.8	91.1
Operating income	299	1.7	8.2	8.9
Other	181	65.1	-	(0.1)
Income before income taxes	118	0.7	8.3	9.0
Income taxes expense	(54)	(1.2)	2.0	2.2
Net income	$172	1.3%	6.3%	6.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $9.2 million, or 14.5%, in the 2020 period from the 2019 period. This increase resulted primarily from additional company driver compensation expense of $6.6 million and an increase in employees’ health insurance expense of $1.4 million due to an increase in our self-insured medical claims, partially offset by a $1.4 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $2.2 million in total, or 5.7%, in the 2020 period from the 2019 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.1 million to $15.8 million in the 2020 period from $14.7 million in the 2019 period, primarily due to increased load volume. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $930,000 to $21.1 million in the 2020 period from $22.1 million in the 2019 period, primarily due to a decrease in revenue. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $2.1 million in the 2020 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $620,000, or 2.2%, in the 2020 period from the 2019 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $649,000, or 9.3%, to $6.3 million in the 2020 period from $7.0 million in the 2019 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.2 million from $2.8 million in the 2019 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.88 per gallon from $3.02 per gallon in the 2019 period. Net fuel expense also decreased to 3.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.7% in the 2019 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.1 million, or 10.0%, from the 2019 period primarily due to higher outside repair, parts and tire costs associated, in part, with operating a larger fleet.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $2.9 million increase in depreciation in the 2020 period was primarily due to an increase in the size of our fleet of tractors and trailers. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.4 million increase in insurance and claims in the 2020 period was primarily due to an increase in the cost of our self-insured auto liability claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

As a result of the foregoing factors, our operating income improved 1.7% to $18.0 million in the 2020 period from $17.7 million in the 2019 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” increased to 91.8% in the 2020 period from 91.1% in the 2019 period. The operating ratio for our Truckload segment was 92.9% in the 2020 period and 91.8% in the 2019 period, for our Dedicated segment was 88.6% in the 2020 period and 90.4% in the 2019 period, for our Intermodal segment was 94.5% in the 2020 period and 89.6% in the 2019 period, and for our Brokerage segment was 94.3% in the 2020 period and 91.5% in the 2019 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 90.7% in the 2020 period and 89.9% in the 2019 period.

Our effective income tax rate decreased to 24.3% in the 2020 period from 24.8% in the 2019 period.

As a result of the factors described above, net income improved 1.3% to $13.7 million, or $0.25 per diluted share, in the 2020 period from $13.5 million, or $0.25 per diluted share, in the 2019 period.

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash flows provided by operating activities	$43,480	$37,628
Net cash flows used for investing activities	(36,632)	(6,736)
Net cash flows used for financing activities	(2,173)	(2,129)

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 35,376 shares of common stock for $596,000 in the first quarter of 2020. We did not repurchase any shares in 2019. As of March 31, 2020, future repurchases of up to $33.4 million, or approximately 1.8 million shares, were available in the share repurchase program.

              In the first three months of 2020, net cash flows provided by operating activities of $43.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $34.6 million, to pay cash dividends of $2.2 million, and to upgrade regional operating facilities in the amount of $983,000, resulting in a $4.7 million increase in cash and cash equivalents. In the first three months of 2019, net cash flows provided by operating activities of $37.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $5.5 million, to upgrade regional operating facilities in the amount of $846,000, and to pay cash dividends of $1.6 million, resulting in a $28.8 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $88 million for the remainder of 2020. A quarterly cash dividend of $0.04 per share of common stock was declared in the first quarter of 2020 which totaled $2.2 million. A quarterly cash dividend of $0.03 per share of common stock was declared in the first quarter of 2019 which totaled $1.6 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At March 31, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.3 million and remaining borrowing availability of $13.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2020 and December 31, 2019.

The following is a summary of our contractual obligations as of March 31, 2020.

	Payments Due by Period
(In thousands)	Remainder of 2020	2021 And 2022	2023 And 2024	Thereafter	Total
Purchase obligations for revenue equipment	$82,136	$—	$—	$—	$82,136
Operating lease obligations	388	530	245	3	1,166
Total	$82,524	$530	$245	$3	$83,302

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at March 31, 2020 of 234,649 shares of Company common stock with a value of $4.8 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $16.3 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2020.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $565,000 as of March 31, 2020 and $382,000 as of December 31, 2019. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $663.3 million as of March 31, 2020 and $640.4 million as of December 31, 2019. Our depreciation expense was $25.4 million for the first three months of 2020 and $22.5 million for the first three months of 2019. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of March 31, 2020 by approximately $14.0 million, or 2.1%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $16.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $34.4 million as of March 31, 2020 and $31.7 million as of December 31, 2019. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2020, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the following risk factor:

The recent COVID-19 pandemic could negatively impact our business and results of operations.

Our business may face risks related to the recent outbreak of the COVID-19 pandemic, which has been declared a “pandemic” by the World Health Organization. The full impact of the pandemic is unknown and rapidly evolving. Although transportation services are generally considered essential services and the overall demand for our services has continued, we are experiencing significant changes in demand from certain customers in certain freight lanes. We are unable to predict if overall demand for our services will continue at current levels or decrease as a result of the pandemic and its ongoing impact to the economy going forward. We continue to monitor the pandemic’s impact on the health and safety of our employees, but any widespread outbreak among our employees may negatively impact our business. Some of our customers are encountering significant disruptions to their business and may represent a greater risk for collection of amounts owed, and we may be required to increase our allowance for credit losses. The extent to which the pandemic impacts our business and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions taken to contain the virus or treat its impact as well as the long-term economic impact of the virus, among others.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 35,376 shares of common stock for $596,000 in the first quarter of 2020. We did not repurchase any shares in 2019. As of March 31, 2020, future repurchases of up to $33.4 million, or approximately 1.8 million shares, were available in the share repurchase program.

The following table shows our share repurchase activity during the three months ended March 31, 2020:

				Maximum Dollar Amount
			Total Number of	of Shares that may
	Total Number		Shares Purchased	yet be Purchased
	of Shares	Average Price	as Part of a Publicly	Under the Program
Period	Purchased	Paid per Share	Announced Program	(in thousands)
January 1, 2020 - January 31, 2020	-	$-	-	$34,000

February 1, 2020 - February 29, 2020	-	-	-	34,000

March 1, 2020 - March 31, 2020	35,376	16.86	35,376	33,404
Total	35,376	$16.86	35,376	$33,404

Item 6. Exhibits.

Item No.	Item	Method of Filing
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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 8, 2020, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 8, 2020	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)