Form 10-Q
period 2020-06-30
MARTEN TRANSPORT LTD
filed 2020-08-07
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 55,108,605 as of July 27, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,323	$31,461
Receivables:
Trade, net	83,854	90,712
Other	12,639	11,055
Prepaid expenses and other	22,906	20,938
Total current assets	194,722	154,166

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	920,608	904,237
Accumulated depreciation	(276,412)	(263,843)
Net property and equipment	644,196	640,394
Other noncurrent assets	1,916	2,026
Total assets	$840,834	$796,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,176	$22,917
Insurance and claims accruals	35,834	31,729
Accrued and other current liabilities	25,569	21,680
Total current liabilities	87,579	76,326
Deferred income taxes	123,285	122,022
Noncurrent operating lease liabilities	572	649
Total liabilities	211,436	198,997

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 55,107,805 shares at June 30, 2020, and 54,703,466 shares at December 31, 2019, issued and outstanding	551	547
Additional paid-in capital	83,816	79,465
Retained earnings	545,031	517,577
Total stockholders’ equity	629,398	597,589
Total liabilities and stockholders’ equity	$840,834	$796,586

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2020	2019	2020	2019

Operating revenue	$212,384	$212,090	$431,030	$411,113

Operating expenses (income):
Salaries, wages and benefits	73,476	68,613	146,237	132,137
Purchased transportation	36,165	38,668	76,610	76,917
Fuel and fuel taxes	20,868	30,952	49,165	58,629
Supplies and maintenance	11,833	11,502	24,061	22,623
Depreciation	25,972	23,462	51,399	46,005
Operating taxes and licenses	2,615	2,438	5,254	4,771
Insurance and claims	11,633	9,862	23,917	19,737
Communications and utilities	1,977	1,950	3,962	3,900
Gain on disposition of revenue equipment	(2,216)	(1,230)	(3,771)	(2,778)
Other	4,805	5,929	10,908	11,495

Total operating expenses	187,128	192,146	387,742	373,436

Operating income	25,256	19,944	43,288	37,677

Other	(13)	(395)	(110)	(673)

Income before income taxes	25,269	20,339	43,398	38,350

Income taxes expense	7,135	5,149	11,546	9,614

Net income	$18,134	$15,190	$31,852	$28,736

Basic earnings per common share	$0.33	$0.28	$0.58	$0.53

Diluted earnings per common share	$0.33	$0.28	$0.58	$0.52

Dividends declared per common share	$0.04	$0.03	$0.08	$0.06

Pro forma post-stock split basis (see Note 16):

Basic earnings per common share	$0.22	$0.19	$0.39	$0.35

Diluted earnings per common share	$0.22	$0.18	$0.38	$0.35

Dividends declared per common share	$0.027	$0.02	$0.053	$0.04

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	54,703	$547	$79,465	$517,577	$597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(35)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	173	2	1,052	-	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	54,841	548	79,730	529,102	609,380
Net income	-	-	-	18,134	18,134
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	267	3	3,360	-	3,363
Share-based payment arrangement compensation expense	-	-	726	-	726
Dividends on common stock	-	-	-	(2,205)	(2,205)
Balance at June 30, 2020	55,108	$551	$83,816	$545,031	$629,398

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Operations:
Net income	$31,852	$28,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,399	46,005
Tires in service amortization	3,328	3,346
Gain on disposition of revenue equipment	(3,771)	(2,778)
Deferred income taxes	1,263	2,601
Share-based payment arrangement compensation expense	972	1,002
Equity in loss from affiliate	-	68
Changes in other current operating items:
Receivables	14,764	(2,798)
Prepaid expenses and other	(3,798)	(1,767)
Accounts payable	951	87
Insurance and claims accruals	4,105	2,804
Accrued and other current liabilities	3,002	(2,205)
Net cash provided by operating activities	104,067	75,101

Cash flows used for investing activities:
Revenue equipment additions	(75,463)	(60,784)
Proceeds from revenue equipment dispositions	19,788	17,287
Buildings and land, office equipment and other additions	(3,476)	(2,248)
Other	(39)	(25)
Net cash used for investing activities	(59,190)	(45,770)

Cash flows used for financing activities:
Dividends on common stock	(4,398)	(3,276)
Repurchase and retirement of common stock	(597)	-
Issuance of common stock from share-based payment arrangement exercises	4,417	758
Employee taxes paid in exchange for shares withheld	(437)	(784)
Net cash used for financing activities	(1,015)	(3,302)

Net change in cash and cash equivalents	43,862	26,029

Cash and cash equivalents:
Beginning of period	31,461	56,763
End of period	$75,323	$82,792

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(5,985)	$11,418
Operating lease assets and liabilities acquired	$88	$1,217

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$987	$4,143
Interest	$-	$23

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$18,134	$15,190	$31,852	$28,736
Denominator:
Basic earnings per common share - weighted-average shares	55,018	54,616	54,914	54,585
Effect of dilutive stock options	404	465	431	470
Diluted earnings per common share - weighted-average shares and assumed conversions	55,422	55,081	55,345	55,055

Basic earnings per common share	$0.33	$0.28	$0.58	$0.53
Diluted earnings per common share	$0.33	$0.28	$0.58	$0.52

Pro forma basic and diluted earnings per common share to show the effect of the three-for-two stock split payable on August 13, 2020 (see Note 16) is computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$18,134	$15,190	$31,852	$28,736
Denominator:
Pro forma basic earnings per common share - weighted-average shares	82,527	81,924	82,371	81,877
Pro forma effect of dilutive stock options	606	697	647	705
Pro forma diluted earnings per common share - weighted-average shares and assumed conversions	83,133	82,621	83,018	82,582

Pro forma basic earnings per common share	$0.22	$0.19	$0.39	$0.35
Pro forma diluted earnings per common share	$0.22	$0.18	$0.38	$0.35

Options totaling 187,300 and 200,900 equivalent shares for the three-month and six-month periods ended June 30, 2020, respectively, and 317,800 equivalent shares for each of the three-month and six-month periods ended June 30, 2019, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 66,658 equivalent shares for each of the three-month and six-month periods ended June 30, 2020, and 72,796 equivalent shares for each of the three-month and six-month periods ended June 30, 2019, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At June 30, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.3 million and remaining borrowing availability of $13.7 million. At December 31, 2019, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $15.7 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.8% at June 30, 2020.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2020 and December 31, 2019.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $124,000 in the first six months of 2020 and $201,000 in the first six months of 2019 for fuel, tires and related services. In addition, we paid $1.2 million in the first six months of 2020 and $571,000 in the first six months of 2019 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 9.

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

We repurchased and retired 35,376 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the second quarter of 2020 or in 2019. As of June 30, 2020, future repurchases of up to $33.4 million, or approximately 1.8 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.04 per share of common stock was declared in each of the first two quarters of 2020 which totaled $4.4 million. A quarterly cash dividend of $0.03 per share of common stock was declared in each of the first two quarters of 2019 which totaled $3.3 million.

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

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first six months of 2020, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2020 and 2019 was $972,000 and $1.0 million, respectively.

(8) Termination of Deferred Compensation Plan

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our Deferred Compensation Plan. The plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis. The termination is effective May 5, 2021.

(9) Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $1.2 million of our revenue for loads transported by our tractors and arranged by MWL in the first six months of 2019.

(10) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11) Commitments and Contingencies

We are committed to new revenue equipment purchases of $69.0 million through the remainder of 2020. Operating lease obligation expenditures through 2025 total $1.1 million.

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

(12) Revenue and Business Segments

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheet were $2.1 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively. We had no impairment losses on contract assets in the first six months of 2020 or in 2019. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,966	$83,215	$169,823	$163,382
Truckload fuel surcharge revenue	8,234	12,807	19,509	24,362
Total Truckload revenue	94,200	96,022	189,332	187,744

Dedicated revenue, net of fuel surcharge revenue	67,076	56,160	131,235	105,084
Dedicated fuel surcharge revenue	8,351	10,850	19,229	19,651
Total Dedicated revenue	75,427	67,010	150,464	124,735

Intermodal revenue, net of fuel surcharge revenue	18,542	17,527	39,136	37,282
Intermodal fuel surcharge revenue	1,759	3,076	4,845	6,292
Total Intermodal revenue	20,301	20,603	43,981	43,574

Brokerage revenue	22,456	28,455	47,253	55,060
Total operating revenue	$212,384	$212,090	$431,030	$411,113

Operating income:
Truckload	$11,036	$8,045	$17,821	$15,600
Dedicated	11,452	7,700	19,985	13,215
Intermodal	954	1,536	2,260	3,930
Brokerage	1,814	2,663	3,222	4,932
Total operating income	$25,256	$19,944	$43,288	$37,677

Truckload segment depreciation expense was $14.0 million and $13.4 million, Dedicated segment depreciation expense was $10.3 million and $8.6 million, Intermodal segment depreciation expense was $1.3 million and $1.2 million, and Brokerage segment depreciation expense was $306,000 and $376,000 in the three-month periods ended June 30, 2020 and 2019, respectively.

Truckload segment depreciation expense was $27.8 million and $26.5 million, Dedicated segment depreciation expense was $20.2 million and $16.3 million, Intermodal segment depreciation expense was $2.7 million and $2.4 million, and Brokerage segment depreciation expense was $667,000 and $740,000 in the six-month periods ended June 30, 2020 and 2019, respectively.

(13) Measurement of Credit Losses on Financial Instruments

We adopted FASB Accounting Standards Update, or ASU, No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. The adoption of this standard was not material to our consolidated condensed balance sheets, statements of operations or statements of cash flows.

(14) Consolidated Condensed Statements of Cash Flows Reclassifications

Tires in service amortization and operating leases in our consolidated condensed statements of cash flows have been reclassified to be consistent with the current presentation, resulting in a $1.6 million reclassification from investing to operating activities for the six months ended June 30, 2019.

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

(16) Stock Split Subsequent Event

On July 16, 2020, our Board of Directors declared a three-for-two stock split of our common stock, $.01 par value. The stock split will be effected in the form of a 50% stock dividend payable on August 13, 2020 to stockholders of record as of July 30, 2020. Holders of our common stock will receive an additional one-half share for each outstanding share of common stock held as of July 30, 2020. The stock split will increase the number of outstanding shares of common stock from approximately 55.1 million to approximately 82.7 million shares.

To show the effect of the stock split, pro forma basic and diluted earnings per common share and dividends declared per common share amounts are disclosed in the consolidated condensed statements of operations, and basic and diluted weighted average shares outstanding are disclosed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2019 and in our Form 10-Q, Part II, Item 1A for the quarter ended March 31, 2020. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $19.9 million, or 4.8%, in the first six months of 2020 from the first six months of 2019. Our operating revenue, net of fuel surcharges, increased $26.6 million, or 7.4%, compared with the first six months of 2019. Truckload segment revenue, net of fuel surcharges, increased 3.9% from the first six months of 2019 primarily due to an increase in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 24.9% from the first six months of 2019 primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 5.0% primarily due to increased load volume. Brokerage segment revenue decreased 14.2% primarily due to a decrease in revenue per load in the first six months of 2020. Fuel surcharge revenue decreased to $43.6 million in the first six months of 2020 from $50.3 million in the first six months of 2019 due to significantly lower fuel prices.

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

Our operating income improved 14.9% to $43.3 million in the first six months of 2020 from $37.7 million in the first six months of 2019. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.0% in the first six months of 2020 from 90.8% in the first six months of 2019. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.8% in the first six months of 2020 from 89.6% in the first six months of 2019. Our net income improved 10.8% to $31.9 million, or $0.58 per diluted share, in the first six months of 2020 from $28.7 million, or $0.52 per diluted share, in the first six months of 2019.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2020, we had $75.3 million of cash and cash equivalents, $629.4 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2020, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $55.7 million, to pay cash dividends of $4.4 million, and to upgrade regional operating facilities in the amount of $2.2 million, resulting in a $43.9 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $71 million for the remainder of 2020. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

COVID-19 Update

The North American trucking industry, which provides an essential service, is facing a challenging period as the decrease in manufacturing and retail activity within the managed economic slowdown in response to the COVID-19 pandemic has lowered overall freight volumes. The demand that our customers have from their customers for the food, beverages and other consumer goods that we transport and distribute varies significantly for each customer across their individual products, by region and in total – with the level of demand by freight lane also subject to significant fluctuations. Our continual redeployment of our drivers to match the changing freight demand by lane while minimizing empty miles has been and will continue to be essential to the utilization of our revenue equipment and our operating revenue through this environment. While our overall level of customer demand is negatively impacted by the economic slowdown, and may be increasingly impacted in the near-term depending on the extent of the slowdown, our execution of our unique multifaceted business model across our diverse customer base, including our ability to quickly make data-driven decisions and adjustments utilizing our in-house operating technology, has and will continue to be one of our key strengths as we proactively navigate through this fast-changing landscape.

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

We fully embrace our responsibility to keep our valued employees safe, healthy and informed and have implemented measures including the following:

-

Throughout our headquarters and regional operating facilities, we are applying the social distancing guidelines by having up to 70% of our office employees work from their homes and by staggering shift and break times for our maintenance personnel.

-	We have increased the frequency and extent of disinfecting and cleaning of each of our facilities and thoroughly disinfect all tractors prior to assignment to our drivers.

-	We provide hand sanitizer and masks to all of our employees. When hand sanitizer was not available in March, we purchased the components and prepared and distributed over 6,000 bottles.

-	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Truckload Segment:
Revenue (in thousands)	$94,200	$96,022	$189,332	$187,744
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,829	$3,876	$3,821	$3,867
Average tractors(1)	1,727	1,652	1,710	1,634
Average miles per trip	557	532	558	546
Total miles (in thousands)	42,833	39,077	83,872	76,313

Dedicated Segment:
Revenue (in thousands)	$75,427	$67,010	$150,464	$124,735
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,314	$3,460	$3,309	$3,424
Average tractors(1)	1,557	1,248	1,525	1,187
Average miles per trip	307	314	306	318
Total miles (in thousands)	33,174	27,198	64,710	50,841

Intermodal Segment:
Revenue (in thousands)	$20,301	$20,603	$43,981	$43,574
Loads	8,693	8,430	18,430	17,681
Average tractors	98	81	99	84

Brokerage Segment:
Revenue (in thousands)	$22,456	$28,455	$47,253	$55,060
Loads	15,280	16,185	31,388	31,451

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 124 and 55 tractors as of June 30, 2020 and 2019, respectively.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,966	$83,215	$2,751	3.3%
Truckload fuel surcharge revenue	8,234	12,807	(4,573)	(35.7)
Total Truckload revenue	94,200	96,022	(1,822)	(1.9)

Dedicated revenue, net of fuel surcharge revenue	67,076	56,160	10,916	19.4
Dedicated fuel surcharge revenue	8,351	10,850	(2,499)	(23.0)
Total Dedicated revenue	75,427	67,010	8,417	12.6

Intermodal revenue, net of fuel surcharge revenue	18,542	17,527	1,015	5.8
Intermodal fuel surcharge revenue	1,759	3,076	(1,317)	(42.8)
Total Intermodal revenue	20,301	20,603	(302)	(1.5)

Brokerage revenue	22,456	28,455	(5,999)	(21.1)

Total operating revenue	$212,384	$212,090	$294	0.1%

Operating income:
Truckload	$11,036	$8,045	$2,991	37.2%
Dedicated	11,452	7,700	3,752	48.7
Intermodal	954	1,536	(582)	(37.9)
Brokerage	1,814	2,663	(849)	(31.9)
Total operating income	$25,256	$19,944	$5,312	26.6%

Operating ratio(1):
Truckload	88.3%	91.6%
Dedicated	84.8	88.5
Intermodal	95.3	92.5
Brokerage	91.9	90.6
Consolidated operating ratio	88.1%	90.6%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $294,000, or 0.1%, to $212.4 million in the 2020 period from $212.1 million in the 2019 period. Our operating revenue, net of fuel surcharges, increased $8.7 million, or 4.7%, to $194.0 million in the 2020 period from $185.4 million in the 2019 period. This increase was due to a $10.9 million increase in Dedicated revenue, net of fuel surcharges, a $2.8 million increase in Truckload revenue, net of fuel surcharges, and a $1.0 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $6.0 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $18.3 million in the 2020 period from $26.7 million in the 2019 period due to significantly lower fuel prices.

Truckload segment revenue decreased $1.8 million, or 1.9%, to $94.2 million in the 2020 period from $96.0 million in the 2019 period. Truckload segment revenue, net of fuel surcharges, increased $2.8 million, or 3.3%, to $86.0 million in the 2020 period from $83.2 million in the 2019 period, primarily due to an increase in our average number of tractors. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Dedicated segment revenue increased $8.4 million, or 12.6%, to $75.4 million in the 2020 period from $67.0 million in the 2019 period. Dedicated segment revenue, net of fuel surcharges, increased 19.4% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Intermodal segment revenue decreased $302,000, or 1.5%, to $20.3 million in the 2020 period from $20.6 million in the 2019 period. Intermodal segment revenue, net of fuel surcharges, increased 5.8% from the 2019 period primarily due to an increase in load volume. The increase in the operating ratio in the 2020 period was primarily due to an increase in salaries and wages as a percentage of revenue.

Brokerage segment revenue decreased $6.0 million, or 21.1%, to $22.5 million in the 2020 period from $28.5 million in the 2019 period primarily due to a decrease in revenue per load and in load volume. The increase in the operating ratio in the 2020 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$294	0.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	4,863	7.1	34.6	32.4
Purchased transportation	(2,503)	(6.5)	17.0	18.2
Fuel and fuel taxes	(10,084)	(32.6)	9.8	14.6
Supplies and maintenance	331	2.9	5.6	5.4
Depreciation	2,510	10.7	12.2	11.1
Operating taxes and licenses	177	7.3	1.2	1.1
Insurance and claims	1,771	18.0	5.5	4.6
Communications and utilities	27	1.4	0.9	0.9
Gain on disposition of revenue equipment	(986)	(80.2)	(1.0)	(0.6)
Other	(1,124)	(19.0)	2.3	2.8
Total operating expenses	(5,018)	(2.6)	88.1	90.6
Operating income	5,312	26.6	11.9	9.4
Other	382	96.7	-	(0.2)
Income before income taxes	4,930	24.2	11.9	9.6
Income taxes expense	1,986	38.6	3.4	2.4
Net income	$2,944	19.4%	8.5%	7.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $4.9 million, or 7.1%, in the 2020 period from the 2019 period. This increase resulted primarily from additional company driver compensation expense of $4.3 million and an increase in bonus compensation expense for our non-driver employees of $1.1 million, partially offset by a $1.6 million decrease in employees’ health insurance expense, due to a decrease in our self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $2.5 million in total, or 6.5%, in the 2020 period from the 2019 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $13.3 million in the 2020 period from $13.4 million in the 2019 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $4.7 million to $18.7 million in the 2020 period from $23.4 million in the 2019 period, primarily due to a decrease in revenue per load and in load volume. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $2.3 million in the 2020 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $10.1 million, or 32.6%, in the 2020 period from the 2019 period due to significantly lower fuel prices. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.3 million, or 33.3%, to $4.7 million in the 2020 period from $7.0 million in the 2019 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.2 million from $2.8 million in the 2019 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.43 per gallon from $3.12 per gallon in the 2019 period. Net fuel expense decreased to 2.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.5% in the 2019 period. This decrease in the percentage of revenue from the 2019 period reduced our net fuel expense by $3.0 million in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $2.5 million, or 10.7%, increase in depreciation in the 2020 period was primarily due to an increase in the size of our fleet of tractors. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.8 million increase in insurance and claims in the 2020 period was primarily due to increases in the cost of physical damage claims related to our tractors and trailers and our self-insured workers’ compensation claims, along with an increase in our insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $2.2 million in the 2020 period from $1.2 million in the 2019 period primarily due to an increase in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $1.1 million decrease in other operating expenses in the 2020 period was primarily due to decreased costs associated with travel and entertainment and with recruiting and retaining drivers.

As a result of the foregoing factors, our operating income improved 26.6% to $25.3 million in the 2020 period from $19.9 million in the 2019 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.1% in the 2020 period from 90.6% in the 2019 period. The operating ratio for our Truckload segment was 88.3% in the 2020 period and 91.6% in the 2019 period, for our Dedicated segment was 84.8% in the 2020 period and 88.5% in the 2019 period, for our Intermodal segment was 95.3% in the 2020 period and 92.5% in the 2019 period, and for our Brokerage segment was 91.9% in the 2020 period and 90.6% in the 2019 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 87.0% in the 2020 period and 89.2% in the 2019 period.

Our effective income tax rate increased to 28.2% in the 2020 period from 25.3% in the 2019 period. The 2020 period includes additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available.

As a result of the factors described above, net income improved 19.4% to $18.1 million, or $0.33 per diluted share, in the 2020 period from $15.2 million, or $0.28 per diluted share, in the 2019 period.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$169,823	$163,382	$6,441	3.9%
Truckload fuel surcharge revenue	19,509	24,362	(4,853)	(19.9)
Total Truckload revenue	189,332	187,744	1,588	0.8

Dedicated revenue, net of fuel surcharge revenue	131,235	105,084	26,151	24.9
Dedicated fuel surcharge revenue	19,229	19,651	(422)	(2.1)
Total Dedicated revenue	150,464	124,735	25,729	20.6

Intermodal revenue, net of fuel surcharge revenue	39,136	37,282	1,854	5.0
Intermodal fuel surcharge revenue	4,845	6,292	(1,447)	(23.0)
Total Intermodal revenue	43,981	43,574	407	0.9

Brokerage revenue	47,253	55,060	(7,807)	(14.2)

Total operating revenue	$431,030	$411,113	$19,917	4.8%

Operating income:
Truckload	$17,821	$15,600	$2,221	14.2%
Dedicated	19,985	13,215	6,770	51.2
Intermodal	2,260	3,930	(1,670)	(42.5)
Brokerage	3,222	4,932	(1,710)	(34.7)
Total operating income	$43,288	$37,677	$5,611	14.9%

Operating ratio(1):
Truckload	90.6%	91.7%
Dedicated	86.7	89.4
Intermodal	94.9	91.0
Brokerage	93.2	91.0
Consolidated operating ratio	90.0%	90.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $19.9 million, or 4.8%, to $431.0 million in the 2020 period from $411.1 million in the 2019 period. Our operating revenue, net of fuel surcharges, increased $26.6 million, or 7.4%, to $387.4 million in the 2020 period from $360.8 million in the 2019 period. This increase was due to a $26.2 million increase in Dedicated revenue, net of fuel surcharges, a $6.4 million increase in Truckload revenue, net of fuel surcharges, and a $1.9 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $7.8 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $43.6 million in the 2020 period from $50.3 million in the 2019 period.

Truckload segment revenue increased $1.6 million, or 0.8%, to $189.3 million in the 2020 period from $187.7 million in the 2019 period. Truckload segment revenue, net of fuel surcharges, increased $6.4 million, or 3.9%, to $169.8 million in the 2020 period from $163.4 million in the 2019 period, primarily due to an increase in our average number of tractors. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Dedicated segment revenue increased $25.7 million, or 20.6%, to $150.5 million in the 2020 period from $124.7 million in the 2019 period. Dedicated segment revenue, net of fuel surcharges, increased 24.9% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Intermodal segment revenue increased $407,000, or 0.9%, to $44.0 million in the 2020 period from $43.6 million in the 2019 period. Intermodal segment revenue, net of fuel surcharges, increased 5.0% from the 2019 period primarily due to an increase in load volume. The increase in the operating ratio in the 2020 period was primarily due to increases in salaries and wages and purchased transportation as a percentage of revenue.

Brokerage segment revenue decreased $7.8 million, or 14.2%, to $47.3 million in the 2020 period from $55.1 million in the 2019 period primarily due to a decrease in revenue per load. The increase in the operating ratio in the 2020 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

             The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$19,917	4.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	14,100	10.7	33.9	32.1
Purchased transportation	(307)	(0.4)	17.8	18.7
Fuel and fuel taxes	(9,464)	(16.1)	11.4	14.3
Supplies and maintenance	1,438	6.4	5.6	5.5
Depreciation	5,394	11.7	11.9	11.2
Operating taxes and licenses	483	10.1	1.2	1.2
Insurance and claims	4,180	21.2	5.5	4.8
Communications and utilities	62	1.6	0.9	0.9
Gain on disposition of revenue equipment	(993)	(35.7)	(0.9)	(0.7)
Other	(587)	(5.1)	2.5	2.8
Total operating expenses	14,306	3.8	90.0	90.8
Operating income	5,611	14.9	10.0	9.2
Other	563	83.7	-	(0.2)
Income before income taxes	5,048	13.2	10.1	9.3
Income taxes expense	1,932	20.1	2.7	2.3
Net income	$3,116	10.8%	7.4%	7.0%

Salaries, wages and benefits expense increased $14.1 million, or 10.7%, in the 2020 period from the 2019 period. This increase resulted primarily from additional company driver compensation expense of $10.9 million.

Purchased transportation expense decreased $307,000 in total, or 0.4%, in the 2020 period from the 2019 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.0 million to $29.1 million in the 2020 period from $28.1 million in the 2019 period, primarily due to increased load volume. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $5.7 million to $39.9 million in the 2020 period from $45.5 million in the 2019 period, primarily due to a decrease in revenue per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $4.3 million in the 2020 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $9.5 million, or 16.1%, in the 2020 period from the 2019 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.0 million, or 21.4%, to $11.0 million in the 2020 period from $14.0 million in the 2019 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $5.4 million from $5.6 million in the 2019 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.66 per gallon from $3.07 per gallon in the 2019 period. Net fuel expense decreased to 3.2% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.6% in the 2019 period. This decrease in the percentage of revenue from the 2019 period reduced our net fuel expense by $4.6 million in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The $5.4 million, or 11.7%, increase in depreciation in the 2020 period was primarily due to an increase in the size of our fleet of tractors.

The $4.2 million, or 21.2%, increase in insurance and claims in the 2020 period was primarily due to increases in the cost of our self-insured auto liability and workers’ compensation claims, along with an increase in our insurance premiums.

Gain on disposition of revenue equipment increased to $3.8 million in the 2020 period from $2.8 million in the 2019 period primarily due to an increase in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $587,000 decrease in other operating expenses in the 2020 period was primarily due to decreased costs associated with travel and entertainment and with recruiting and retaining drivers.

As a result of the foregoing factors, our operating income improved 14.9% to $43.3 million in the 2020 period from $37.7 million in the 2019 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 90.0% in the 2020 period from 90.8% in the 2019 period. The operating ratio for our Truckload segment was 90.6% in the 2020 period and 91.7% in the 2019 period, for our Dedicated segment was 86.7% in the 2020 period and 89.4% in the 2019 period, for our Intermodal segment was 94.9% in the 2020 period and 91.0% in the 2019 period, and for our Brokerage segment was 93.2% in the 2020 period and 91.0% in the 2019 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, were 88.8% in the 2020 period and 89.6% in the 2019 period.

Our effective income tax rate increased to 26.6% in the 2020 period from 25.1% in the 2019 period. The 2020 period includes additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available.

As a result of the factors described above, net income improved 10.8% to $31.9 million, or $0.58 per diluted share, in the 2020 period from $28.7 million, or $0.52 per diluted share, in the 2019 period.

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

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash flows provided by operating activities	$104,067	$75,101
Net cash flows used for investing activities	(59,190)	(45,770)
Net cash flows used for financing activities	(1,015)	(3,302)

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

We repurchased and retired 35,376 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the second quarter of 2020 or in 2019. As of June 30, 2020, future repurchases of up to $33.4 million, or approximately 1.8 million shares, were available in the share repurchase program.

              In the first six months of 2020, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $55.7 million, to pay cash dividends of $4.4 million, and to upgrade regional operating facilities in the amount of $2.2 million, resulting in a $43.9 million increase in cash and cash equivalents. In the first six months of 2019, net cash flows provided by operating activities of $75.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $43.5 million, to upgrade regional operating facilities in the amount of $1.4 million, and to pay cash dividends of $3.3 million, resulting in a $26.0 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $71 million for the remainder of 2020. A quarterly cash dividend of $0.04 per share of common stock was declared in each of the first two quarters of 2020 which totaled $4.4 million. A quarterly cash dividend of $0.03 per share of common stock was declared in each of the first two quarters of 2019 which totaled $3.3 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At June 30, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.3 million and remaining borrowing availability of $13.7 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2020 and December 31, 2019.

The following is a summary of our contractual obligations as of June 30, 2020.

	Payments Due by Period
(In thousands)	Remainder of 2020	2021 And 2022	2023 And 2024	Thereafter	Total
Purchase obligations for revenue equipment	$69,022	$—	$—	$—	$69,022
Operating lease obligations	239	566	245	3	1,053
Total	$69,261	$566	$245	$3	$70,075

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at June 30, 2020 of 235,022 shares of Company common stock with a value of $5.9 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $16.3 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2020.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $348,000 as of June 30, 2020 and $382,000 as of December 31, 2019. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $644.2 million as of June 30, 2020 and $640.4 million as of December 31, 2019. Our depreciation expense was $51.4 million for the first six months of 2020 and $46.0 million for the first six months of 2019. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of June 30, 2020 by approximately $14.5 million, or 2.2%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $16.3 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $35.8 million as of June 30, 2020 and $31.7 million as of December 31, 2019. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2020, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2019, or under Part II, Item 1A. Risk Factors contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.26	Form of Performance Unit Award Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2020.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 7, 2020	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)