Form 10-Q
period 2020-09-30
MARTEN TRANSPORT LTD
filed 2020-11-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 82,680,849 as of October 26, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,279	$31,461
Receivables:
Trade, net	80,719	90,712
Other	2,908	11,055
Prepaid expenses and other	20,640	20,938
Total current assets	192,546	154,166

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	943,058	904,237
Accumulated depreciation	(278,488)	(263,843)
Net property and equipment	664,570	640,394
Other noncurrent assets	1,950	2,026
Total assets	$859,066	$796,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,563	$22,917
Insurance and claims accruals	36,629	31,729
Accrued and other current liabilities	26,755	21,680
Total current liabilities	87,947	76,326
Deferred income taxes	125,890	122,022
Noncurrent operating lease liabilities	521	649
Total liabilities	214,358	198,997

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 82,680,849 shares at September 30, 2020, and 82,055,199 shares at December 31, 2019, issued and outstanding	827	821
Additional paid-in capital	84,389	79,465
Retained earnings	559,492	517,303
Total stockholders’ equity	644,708	597,589
Total liabilities and stockholders’ equity	$859,066	$796,586

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2020	2019	2020	2019

Operating revenue	$216,011	$214,973	$647,041	$626,086

Operating expenses (income):
Salaries, wages and benefits	74,797	69,312	221,034	201,449
Purchased transportation	37,066	40,435	113,676	117,352
Fuel and fuel taxes	24,268	31,275	73,433	89,904
Supplies and maintenance	12,440	12,116	36,501	34,739
Depreciation	25,580	24,290	76,979	70,295
Operating taxes and licenses	2,749	2,651	8,003	7,422
Insurance and claims	11,243	9,618	35,160	29,355
Communications and utilities	1,999	1,901	5,961	5,801
Gain on disposition of revenue equipment	(2,128)	(2,559)	(5,899)	(5,337)
Gain on disposition of facility	(1,718)	-	(1,718)	-
Other	5,315	5,900	16,223	17,395

Total operating expenses	191,611	194,939	579,353	568,375

Operating income	24,400	20,034	67,688	57,711

Other	(17)	(255)	(127)	(928)

Income before income taxes	24,417	20,289	67,815	58,639

Income taxes expense	6,373	3,702	17,919	13,316

Net income	$18,044	$16,587	$49,896	$45,323

Basic earnings per common share	$0.22	$0.20	$0.61	$0.55

Diluted earnings per common share	$0.22	$0.20	$0.60	$0.55

Dividends declared per common share	$0.04	$0.453	$0.093	$0.493

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	82,055	$821	$79,465	$517,303	$597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(53)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	259	3	1,052	(1)	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	82,261	823	79,730	528,827	609,380
Net income	-	-	-	18,134	18,134
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	401	4	3,360	(1)	3,363
Share-based payment arrangement compensation expense	-	-	726	-	726
Dividends on common stock	-	-	-	(2,205)	(2,205)
Balance at June 30, 2020	82,662	827	83,816	544,755	629,398
Net income	-	-	-	18,044	18,044
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	19	-	181	-	181
Share-based payment arrangement compensation expense	-	-	392	-	392
Dividends on common stock	-	-	-	(3,307)	(3,307)
Balance at September 30, 2020	82,681	$827	$84,389	$559,492	$644,708

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2018	81,700	$817	$76,814	$498,323	$575,954
Net income	-	-	-	13,546	13,546
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	158	2	291	(1)	292
Employee taxes paid in exchange for shares withheld	-	-	(784)	-	(784)
Share-based payment arrangement compensation expense	-	-	366	-	366
Dividends on common stock	-	-	-	(1,637)	(1,637)
Balance at March 31, 2019	81,858	819	76,687	510,231	587,737
Net income	-	-	-	15,190	15,190
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	92	-	466	-	466
Share-based payment arrangement compensation expense	-	-	636	-	636
Dividends on common stock	-	-	-	(1,639)	(1,639)
Balance at June 30, 2019	81,950	819	77,789	523,782	602,390
Net income	-	-	-	16,587	16,587
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	81	1	658	-	659
Share-based payment arrangement compensation expense	-	-	393	-	393
Dividends on common stock	-	-	-	(37,172)	(37,172)
Balance at September 30, 2019	82,031	$820	$78,840	$503,197	$582,857

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Operations:
Net income	$49,896	$45,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,979	70,295
Tires in service amortization	4,937	5,065
Gain on disposition of revenue equipment	(5,899)	(5,337)
Gain on disposition of facility	(1,718)	-
Deferred income taxes	3,868	6,477
Share-based payment arrangement compensation expense	1,364	1,395
Equity in loss from affiliate	-	144
Changes in other current operating items:
Receivables	16,847	(1,418)
Prepaid expenses and other	(2,317)	(1,793)
Accounts payable	1,315	1,769
Insurance and claims accruals	4,900	2,544
Accrued and other current liabilities	4,535	(2,443)
Net cash provided by operating activities	154,707	122,021

Cash flows used for investing activities:
Revenue equipment additions	(138,457)	(127,156)
Proceeds from revenue equipment dispositions	46,872	32,114
Buildings and land, office equipment and other additions	(4,697)	(3,422)
Proceeds from buildings and land, office equipment and other dispositions	2,573	-
Other	(39)	(25)
Net cash used for investing activities	(93,748)	(98,489)

Cash flows used for financing activities:
Dividends on common stock	(7,705)	(40,448)
Repurchase and retirement of common stock	(597)	-
Issuance of common stock from share-based payment arrangement exercises	4,598	1,417
Employee taxes paid in exchange for shares withheld	(437)	(784)
Net cash used for financing activities	(4,141)	(39,815)

Net change in cash and cash equivalents	56,818	(16,283)

Cash and cash equivalents:
Beginning of period	31,461	56,763
End of period	$88,279	$40,480

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$2,355	$10,527
Operating lease assets and liabilities acquired	$88	$1,664

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$5,543	$4,447
Interest	$-	$39

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$18,044	$16,587	$49,896	$45,323
Denominator:
Basic earnings per common share - weighted-average shares	82,672	81,982	82,472	81,912
Effect of dilutive stock options	607	719	626	706
Diluted earnings per common share - weighted-average shares and assumed conversions	83,279	82,701	83,098	82,618

Basic earnings per common share	$0.22	$0.20	$0.61	$0.55
Diluted earnings per common share	$0.22	$0.20	$0.60	$0.55

Options totaling 181,650 and 288,150 equivalent shares for the three-month and nine-month periods ended September 30, 2020, respectively, and 313,950 and 477,900 equivalent shares for the three-month and nine-month periods ended September 30, 2019, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 43,923 and 96,423 equivalent shares for the three-month and nine-month periods ended September 30, 2020, respectively, and 101,274 and 102,774 equivalent shares for the three-month and nine-month periods ended September 30, 2019, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. At December 31, 2019, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $15.7 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.84% at September 30, 2020.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2020 and December 31, 2019.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board, chief executive officer and the principal stockholder of BBI, is one of our directors. We paid BBI $166,000 in the first nine months of 2020 and $311,000 in the first nine months of 2019 for fuel, tires and related services. In addition, we paid $1.7 million in the first nine months of 2020 and $1.2 million in the first nine months of 2019 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 10.

(6) Share Repurchase Program

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the second or third quarters of 2020 or in 2019. As of September 30, 2020, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

(7) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.027 per share of common stock was declared in each of the first two quarters of 2020 and of $0.04 per share of common stock was declared in the third quarter of 2020 which totaled $7.7 million. We paid cash dividends totaling $40.4 million in the first three quarters of 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each of the first three quarters of 2019.

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

(8) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2020, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards of $1.4 million was recorded in each of the first nine months of 2020 and 2019.

(9) Termination of Deferred Compensation Plan

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

(10) Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $2.0 million of our revenue for loads transported by our tractors and arranged by MWL in the first nine months of 2019.

(11) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(12) Commitments and Contingencies

We are committed to new revenue equipment purchases of $33.0 million through the remainder of 2020 and $50.4 million in 2021. Operating lease obligation expenditures through 2025 total $1.1 million.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheet were $2.2 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively. We had no impairment losses on contract assets in the first nine months of 2020 or in 2019. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2020	2019	2020	2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,074	$82,931	$254,897	$246,313
Truckload fuel surcharge revenue	8,549	12,056	28,058	36,418
Total Truckload revenue	93,623	94,987	282,955	282,731

Dedicated revenue, net of fuel surcharge revenue	69,002	59,281	200,237	164,365
Dedicated fuel surcharge revenue	9,335	11,053	28,564	30,704
Total Dedicated revenue	78,337	70,334	228,801	195,069

Intermodal revenue, net of fuel surcharge revenue	19,991	19,336	59,127	56,618
Intermodal fuel surcharge revenue	1,985	2,961	6,830	9,253
Total Intermodal revenue	21,976	22,297	65,957	65,871

Brokerage revenue	22,075	27,355	69,328	82,415
Total operating revenue	$216,011	$214,973	$647,041	$626,086

Operating income:
Truckload	$10,546	$6,956	$28,367	$22,556
Dedicated	11,024	9,920	31,009	23,135
Intermodal	1,304	1,210	3,564	5,140
Brokerage	1,526	1,948	4,748	6,880
Total operating income	$24,400	$20,034	$67,688	$57,711

Truckload segment depreciation expense was $13.4 million and $13.7 million, Dedicated segment depreciation expense was $10.5 million and $9.0 million, Intermodal segment depreciation expense was $1.4 million and $1.2 million, and Brokerage segment depreciation expense was $271,000 and $382,000 in the three-month periods ended September 30, 2020 and 2019, respectively.

Truckload segment depreciation expense was $41.3 million and $40.1 million, Dedicated segment depreciation expense was $30.7 million and $25.4 million, Intermodal segment depreciation expense was $4.1 million and $3.7 million, and Brokerage segment depreciation expense was $939,000 and $1.1 million in the nine-month periods ended September 30, 2020 and 2019, respectively.

(14) Measurement of Credit Losses on Financial Instruments

We adopted FASB Accounting Standards Update, or ASU, No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. The adoption of this standard was not material to our consolidated condensed balance sheets, statements of operations or statements of cash flows.

(15) Consolidated Condensed Statements of Cash Flows Reclassifications

Tires in service amortization and operating leases in our consolidated condensed statements of cash flows have been reclassified to be consistent with the current presentation, resulting in a $2.4 million reclassification from investing to operating activities for the nine months ended September 30, 2019.

(16) Use of Estimates

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

Our operating revenue increased $21.0 million, or 3.3%, in the first nine months of 2020 from the first nine months of 2019. Our operating revenue, net of fuel surcharges, increased $33.9 million, or 6.2%, compared with the first nine months of 2019. Truckload segment revenue, net of fuel surcharges, increased 3.5% from the first nine months of 2019 primarily due to fleet growth and an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 21.8% from the first nine months of 2019 primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 4.4% primarily due to increased load volume. Brokerage segment revenue decreased 15.9% primarily due to a decrease in both revenue per load and load volume in the first nine months of 2020. Fuel surcharge revenue decreased to $63.5 million in the first nine months of 2020 from $76.4 million in the first nine months of 2019 due to significantly lower fuel prices.

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

Our operating income improved 17.3% to $67.7 million in the first nine months of 2020 from $57.7 million in the first nine months of 2019. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.5% in the first nine months of 2020 from 90.8% in the first nine months of 2019. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.4% in the first nine months of 2020 from 89.5% in the first nine months of 2019. Our net income improved 10.1% to $49.9 million, or $0.60 per diluted share, in the first nine months of 2020 from $45.3 million, or $0.55 per diluted share, in the first nine months of 2019.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2020, we had $88.3 million of cash and cash equivalents, $644.7 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2020, net cash flows provided by operating activities of $154.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $91.6 million, to pay cash dividends of $7.7 million, and to upgrade regional operating facilities in the amount of $3.3 million, resulting in a $56.8 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $26 million for the remainder of 2020. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Stock Split

On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

COVID-19 Update

The demand that our customers have from their customers within the COVID-19 pandemic for the food, beverages and other consumer goods that we transport and distribute varies significantly for each customer across their individual products, by region and in total – with the level of demand by freight lane also subject to significant fluctuations. Our continual redeployment of our drivers to match the changing freight demand by lane while minimizing empty miles has been and will continue to be imperative to the utilization of our revenue equipment and our operating revenue through this environment. Our execution of our unique multifaceted business model across our diverse customer base, including our ability to quickly make data-driven decisions and adjustments utilizing our in-house operating technology, has and will continue to be one of our key strengths as we proactively navigate through this fast-changing landscape in providing our essential service.

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

We fully embrace our responsibility to keep our valued employees safe, healthy and informed and have implemented measures including the following:

-

Throughout our headquarters and regional operating facilities, we are applying the social distancing guidelines by having a number of our office employees work from their homes and by staggering shift and break times for our maintenance personnel.

-	We have increased the frequency and extent of disinfecting and cleaning of each of our facilities and thoroughly disinfect all tractors prior to assignment to our drivers.

-	We provide hand sanitizer and masks to all of our employees. When hand sanitizer was not available in March, we purchased the components and prepared and distributed over 6,000 bottles.

-	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Truckload Segment:
Revenue (in thousands)	$93,623	$94,987	$282,955	$282,731
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,955	$3,723	$3,865	$3,818
Average tractors(1)	1,637	1,695	1,685	1,654
Average miles per trip	546	545	554	545
Total miles (in thousands)	41,210	39,326	125,082	115,639

Dedicated Segment:
Revenue (in thousands)	$78,337	$70,334	$228,801	$195,069
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,295	$3,392	$3,304	$3,412
Average tractors(1)	1,593	1,329	1,548	1,235
Average miles per trip	304	312	306	316
Total miles (in thousands)	33,843	28,859	98,553	79,700

Intermodal Segment:
Revenue (in thousands)	$21,976	$22,297	$65,957	$65,871
Loads	9,306	8,897	27,736	26,578
Average tractors	99	87	99	85

Brokerage Segment:
Revenue (in thousands)	$22,075	$27,355	$69,328	$82,415
Loads	13,670	16,059	45,058	47,510

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 132 and 75 tractors as of September 30, 2020 and 2019, respectively.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$85,074	$82,931	$2,143	2.6%
Truckload fuel surcharge revenue	8,549	12,056	(3,507)	(29.1)
Total Truckload revenue	93,623	94,987	(1,364)	(1.4)

Dedicated revenue, net of fuel surcharge revenue	69,002	59,281	9,721	16.4
Dedicated fuel surcharge revenue	9,335	11,053	(1,718)	(15.5)
Total Dedicated revenue	78,337	70,334	8,003	11.4

Intermodal revenue, net of fuel surcharge revenue	19,991	19,336	655	3.4
Intermodal fuel surcharge revenue	1,985	2,961	(976)	(33.0)
Total Intermodal revenue	21,976	22,297	(321)	(1.4)

Brokerage revenue	22,075	27,355	(5,280)	(19.3)

Total operating revenue	$216,011	$214,973	$1,038	0.5%

Operating income:
Truckload	$10,546	$6,956	$3,590	51.6%
Dedicated	11,024	9,920	1,104	11.1
Intermodal	1,304	1,210	94	7.8
Brokerage	1,526	1,948	(422)	(21.7)
Total operating income	$24,400	$20,034	$4,366	21.8%

Operating ratio(1):
Truckload	88.7%	92.7%
Dedicated	85.9	85.9
Intermodal	94.1	94.6
Brokerage	93.1	92.9
Consolidated operating ratio	88.7%	90.7%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $1.0 million, or 0.5%, to $216.0 million in the 2020 period from $215.0 million in the 2019 period. Our operating revenue, net of fuel surcharges, increased $7.2 million, or 3.8%, to $196.1 million in the 2020 period from $188.9 million in the 2019 period. This increase was due to a $9.7 million increase in Dedicated revenue, net of fuel surcharges, a $2.1 million increase in Truckload revenue, net of fuel surcharges, and a $655,000 increase in Intermodal revenue, net of fuel surcharges, partially offset by a $5.3 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $19.9 million in the 2020 period from $26.1 million in the 2019 period due to significantly lower fuel prices.

Truckload segment revenue decreased $1.4 million, or 1.4%, to $93.6 million in the 2020 period from $95.0 million in the 2019 period. Truckload segment revenue, net of fuel surcharges, increased $2.1 million, or 2.6%, to $85.1 million in the 2020 period from $82.9 million in the 2019 period, primarily due to an increase in our average revenue per tractor, partially offset by a decrease in our average number of tractors. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Dedicated segment revenue increased $8.0 million, or 11.4%, to $78.3 million in the 2020 period from $70.3 million in the 2019 period. Dedicated segment revenue, net of fuel surcharges, increased 16.4% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The operating ratio was consistent in both the 2020 and 2019 periods.

Intermodal segment revenue decreased $321,000, or 1.4%, to $22.0 million in the 2020 period from $22.3 million in the 2019 period. Intermodal segment revenue, net of fuel surcharges, increased 3.4% from the 2019 period primarily due to an increase in load volume. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue.

Brokerage segment revenue decreased $5.3 million, or 19.3%, to $22.1 million in the 2020 period from $27.4 million in the 2019 period primarily due to a decrease in both revenue per load and load volume. The increase in the operating ratio in the 2020 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$1,038	0.5%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	5,485	7.9	34.6	32.2
Purchased transportation	(3,369)	(8.3)	17.2	18.8
Fuel and fuel taxes	(7,007)	(22.4)	11.2	14.5
Supplies and maintenance	324	2.7	5.8	5.6
Depreciation	1,290	5.3	11.8	11.3
Operating taxes and licenses	98	3.7	1.3	1.2
Insurance and claims	1,625	16.9	5.2	4.5
Communications and utilities	98	5.2	0.9	0.9
Gain on disposition of revenue equipment	431	16.8	(1.0)	(1.2)
Gain on disposition of facility	(1,718)	N/A	(0.8)	-
Other	(585)	(9.9)	2.5	2.7
Total operating expenses	(3,328)	(1.7)	88.7	90.7
Operating income	4,366	21.8	11.3	9.3
Other	238	93.3	-	(0.1)
Income before income taxes	4,128	20.3	11.3	9.4
Income taxes expense	2,671	72.2	3.0	1.7
Net income	$1,457	8.8%	8.4%	7.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $5.5 million, or 7.9%, in the 2020 period from the 2019 period. This increase resulted primarily from additional company driver compensation expense of $2.7 million, a $1.2 million increase in employees’ health insurance expense as a result of increased self-insured medical claims and a $935,000 increase in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $3.4 million in total, or 8.3%, in the 2020 period from the 2019 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $913,000 to $13.9 million in the 2020 period from $14.8 million in the 2019 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $4.4 million to $18.7 million in the 2020 period from $23.1 million in the 2019 period, primarily due to a decrease in both revenue per load and load volume. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.9 million in the 2020 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $7.0 million, or 22.4%, in the 2020 period from the 2019 period due to significantly lower fuel prices. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.6 million, or 19.5%, to $6.6 million in the 2020 period from $8.2 million in the 2019 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.2 million from $3.0 million in the 2019 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.43 per gallon from $3.02 per gallon in the 2019 period. Net fuel expense decreased to 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 5.1% in the 2019 period. This decrease in the percentage of revenue from the 2019 period reduced our net fuel expense by $2.2 million in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $1.3 million, or 5.3%, increase in depreciation in the 2020 period was primarily due to an increase in the size of our fleet of tractors. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.6 million, or 16.9%, increase in insurance and claims in the 2020 period was primarily due to an increase in our insurance premiums along with an increase in the cost of physical damage claims related to our revenue equipment. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $2.1 million in the 2020 period from $2.6 million in the 2019 period primarily due to a decrease in the number of trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in the 2020 period. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

The $585,000 decrease in other operating expenses in the 2020 period was primarily due to decreased costs associated with travel and entertainment.

As a result of the foregoing factors, our operating income improved 21.8% to $24.4 million in the 2020 period from $20.0 million in the 2019 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.7% in the 2020 period from 90.7% in the 2019 period. The operating ratio for our Truckload segment was 88.7% in the 2020 period and 92.7% in the 2019 period, for our Dedicated segment was 85.9% in each of the 2020 and 2019 periods, for our Intermodal segment was 94.1% in the 2020 period and 94.6% in the 2019 period, and for our Brokerage segment was 93.1% in the 2020 period and 92.9% in the 2019 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.6% in the 2020 period from 89.4% in the 2019 period.

Our effective income tax rate increased to 26.1% in the 2020 period from 18.2% in the 2019 period. The 2019 period included additional income tax benefits of $1.4 million resulting from certain discrete tax benefits included in our tax filings in the period which were not previously recognized. These estimated benefits are net of reserves which are based on our evaluation of the current facts, circumstances and information available.

As a result of the factors described above, net income improved 8.8% to $18.0 million, or $0.22 per diluted share, in the 2020 period from $16.6 million, or $0.20 per diluted share, in the 2019 period.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$254,897	$246,313	$8,584	3.5%
Truckload fuel surcharge revenue	28,058	36,418	(8,360)	(23.0)
Total Truckload revenue	282,955	282,731	224	0.1

Dedicated revenue, net of fuel surcharge revenue	200,237	164,365	35,872	21.8
Dedicated fuel surcharge revenue	28,564	30,704	(2,140)	(7.0)
Total Dedicated revenue	228,801	195,069	33,732	17.3

Intermodal revenue, net of fuel surcharge revenue	59,127	56,618	2,509	4.4
Intermodal fuel surcharge revenue	6,830	9,253	(2,423)	(26.2)
Total Intermodal revenue	65,957	65,871	86	0.1

Brokerage revenue	69,328	82,415	(13,087)	(15.9)

Total operating revenue	$647,041	$626,086	$20,955	3.3%

Operating income:
Truckload	$28,367	$22,556	$5,811	25.8%
Dedicated	31,009	23,135	7,874	34.0
Intermodal	3,564	5,140	(1,576)	(30.7)
Brokerage	4,748	6,880	(2,132)	(31.0)
Total operating income	$67,688	$57,711	$9,977	17.3%

Operating ratio(1):
Truckload	90.0%	92.0%
Dedicated	86.4	88.1
Intermodal	94.6	92.2
Brokerage	93.2	91.7
Consolidated operating ratio	89.5%	90.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $21.0 million, or 3.3%, to $647.0 million in the 2020 period from $626.1 million in the 2019 period. Our operating revenue, net of fuel surcharges, increased $33.9 million, or 6.2%, to $583.6 million in the 2020 period from $549.7 million in the 2019 period. This increase was due to a $35.9 million increase in Dedicated revenue, net of fuel surcharges, an $8.6 million increase in Truckload revenue, net of fuel surcharges, and a $2.5 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $13.1 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $63.5 million in the 2020 period from $76.4 million in the 2019 period due to significantly lower fuel prices.

Truckload segment revenue increased $224,000, or 0.1%, to $283.0 million in the 2020 period from $282.7 million in the 2019 period. Truckload segment revenue, net of fuel surcharges, increased $8.6 million, or 3.5%, to $254.9 million in the 2020 period from $246.3 million in the 2019 period, primarily due to fleet growth and an increase in our average revenue per tractor. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Dedicated segment revenue increased $33.7 million, or 17.3%, to $228.8 million in the 2020 period from $195.1 million in the 2019 period. Dedicated segment revenue, net of fuel surcharges, increased 21.8% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The improvement in the operating ratio in the 2020 period was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Intermodal segment revenue increased $86,000, or 0.1%, to $66.0 million in the 2020 period from $65.9 million in the 2019 period. Intermodal segment revenue, net of fuel surcharges, increased 4.4% from the 2019 period primarily due to an increase in load volume. The increase in the operating ratio in the 2020 period was primarily due to increases in salaries and wages and purchased transportation as a percentage of revenue.

Brokerage segment revenue decreased $13.1 million, or 15.9%, to $69.3 million in the 2020 period from $82.4 million in the 2019 period primarily due to a decrease in both revenue per load and load volume. The increase in the operating ratio in the 2020 period was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$20,955	3.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	19,585	9.7	34.2	32.2
Purchased transportation	(3,676)	(3.1)	17.6	18.7
Fuel and fuel taxes	(16,471)	(18.3)	11.3	14.4
Supplies and maintenance	1,762	5.1	5.6	5.5
Depreciation	6,684	9.5	11.9	11.2
Operating taxes and licenses	581	7.8	1.2	1.2
Insurance and claims	5,805	19.8	5.4	4.7
Communications and utilities	160	2.8	0.9	0.9
Gain on disposition of revenue equipment	(562)	(10.5)	(0.9)	(0.9)
Gain on disposition of facility	(1,718)	N/A	(0.3)	-
Other	(1,172)	(6.7)	2.5	2.8
Total operating expenses	10,978	1.9	89.5	90.8
Operating income	9,977	17.3	10.5	9.2
Other	801	86.3	-	(0.1)
Income before income taxes	9,176	15.6	10.5	9.4
Income taxes expense	4,603	34.6	2.8	2.1
Net income	$4,573	10.1%	7.7%	7.2%

Salaries, wages and benefits expense increased $19.6 million, or 9.7%, in the 2020 period from the 2019 period. This increase resulted primarily from additional company driver compensation expense of $13.6 million and a $1.0 million increase in employees’ health insurance expense as a result of increased self-insured medical claims.

Purchased transportation expense decreased $3.7 million in total, or 3.1%, in the 2020 period from the 2019 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $104,000 to $43.0 million in the 2020 period from $42.9 million in the 2019 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $10.0 million to $58.5 million in the 2020 period from $68.6 million in the 2019 period, primarily due to a decrease in both revenue per load and load volume. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $6.3 million in the 2020 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $16.5 million, or 18.3%, in the 2020 period from the 2019 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $4.6 million, or 20.7%, to $17.6 million in the 2020 period from $22.2 million in the 2019 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $7.6 million from $8.7 million in the 2019 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.58 per gallon from $3.06 per gallon in the 2019 period. Net fuel expense decreased to 3.4% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.7% in the 2019 period. This decrease in the percentage of revenue from the 2019 period reduced our net fuel expense by $6.8 million in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

The $6.7 million, or 9.5%, increase in depreciation in the 2020 period was primarily due to an increase in the size of our fleet of tractors.

The $5.8 million, or 19.8%, increase in insurance and claims in the 2020 period was primarily due to an increase in our insurance premiums along with increases in the cost of our self-insured auto liability, workers’ compensation and revenue equipment physical damage claims.

Gain on disposition of revenue equipment increased to $5.9 million in the 2020 period from $5.3 million in the 2019 period primarily due to an increase in the number of tractors sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in the 2020 period. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

The $1.2 million decrease in other operating expenses in the 2020 period was primarily due to decreased costs associated with travel and entertainment.

As a result of the foregoing factors, our operating income improved 17.3% to $67.7 million in the 2020 period from $57.7 million in the 2019 period. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.5% in the 2020 period from 90.8% in the 2019 period. The operating ratio for our Truckload segment was 90.0% in the 2020 period and 92.0% in the 2019 period, for our Dedicated segment was 86.4% in the 2020 period and 88.1% in the 2019 period, for our Intermodal segment was 94.6% in the 2020 period and 92.2% in the 2019 period, and for our Brokerage segment was 93.2% in the 2020 period and 91.7% in the 2019 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.4% in the 2020 period from 89.5% in the 2019 period.

Our effective income tax rate increased to 26.4% in the 2020 period from 22.7% in the 2019 period. The 2020 period included additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available. The 2019 period included additional income tax benefits of $1.4 million resulting from certain discrete tax benefits included in our tax filings in the period which were not previously recognized.

As a result of the factors described above, net income improved 10.1% to $49.9 million, or $0.60 per diluted share, in the 2020 period from $45.3 million, or $0.55 per diluted share, in the 2019 period.

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

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash flows provided by operating activities	$154,707	$122,021
Net cash flows used for investing activities	(93,748)	(98,489)
Net cash flows used for financing activities	(4,141)	(39,815)

In 2007, our Board of Directors approved, and we announced a share repurchase program to repurchase up to one million shares of our common stock either through purchases on the open market or through private transactions and in accordance with Rule 10b-18 of the Exchange Act. In 2015, our Board of Directors approved and we announced an increase in the share repurchase program, providing for the repurchase of up to $40 million, or approximately two million shares, of our common stock, which was increased by our Board of Directors to 3.3 million shares in August 2017 to reflect the five-for-three stock split effected in the form of a stock dividend on July 7, 2017. In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the second or third quarters of 2020 or in 2019. As of September 30, 2020, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

              In the first nine months of 2020, net cash flows provided by operating activities of $154.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $91.6 million, to pay cash dividends of $7.7 million, and to upgrade regional operating facilities in the amount of $3.3 million, resulting in a $56.8 million increase in cash and cash equivalents. In the first nine months of 2019, net cash flows provided by operating activities of $122.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $95.0 million, to pay cash dividends of $40.4 million, and to upgrade regional operating facilities in the amount of $2.1 million, resulting in a $16.3 million decrease in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $26 million for the remainder of 2020. A quarterly cash dividend of $0.027 per share of common stock was declared in each of the first two quarters of 2020 and of $0.04 per share of common stock was declared in the third quarter of 2020 which totaled $7.7 million. We paid cash dividends totaling $40.4 million in the first three quarters of 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each of the first three quarters of 2019. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At September 30, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $65 million in 2019 was obtained from the lender in August 2019. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2020 and December 31, 2019.

The following is a summary of our contractual obligations as of September 30, 2020.

	Payments Due by Period
(In thousands)	Remainder of 2020	2021 And 2022	2023 And 2024	Thereafter	Total
Purchase obligations for revenue equipment	$33,003	$50,443	$—	$—	$83,446
Operating lease obligations	148	726	245	3	1,122
Total	$33,151	$51,169	$245	$3	$84,568

Due to uncertainty with respect to the timing of future cash flows, the obligation under our nonqualified deferred compensation plan at September 30, 2020 of 353,398 shares of Company common stock with a value of $5.8 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $17.0 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2020.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable are highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $348,000 as of September 30, 2020 and $382,000 as of December 31, 2019. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $664.6 million as of September 30, 2020 and $640.4 million as of December 31, 2019. Our depreciation expense was $77.0 million for the first nine months of 2020 and $70.3 million for the first nine months of 2019. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of September 30, 2020 by approximately $13.0 million, or 2.0%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $17.0 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated condensed balance sheets were $36.6 million as of September 30, 2020 and $31.7 million as of December 31, 2019. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2020, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.6 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2019, or under Part II, Item 1A. Risk Factors contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.27	Named Executive Officer Compensation	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 6, 2020, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 6, 2020	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)