Form 10-K
period 2020-12-31
MARTEN TRANSPORT LTD
filed 2021-03-01
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐	Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $1,080,744,000.

As of February 15, 2021, 82,705,005 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 4, 2021, or 2021 Proxy Statement.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. Our dry freight services are expanding, with 1,812 dry vans operating as of December 31, 2020. In 2020, we generated $874.4 million in operating revenue. Approximately 58% of our Truckload and Dedicated revenue in 2020 resulted from hauling temperature-sensitive products and 42% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2020, our average length of haul was 404 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,331 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

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

Our Dedicated segment provides customized transportation solutions tailored to meet each individual customer’s requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from three to five years and are subject to annual rate reviews.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2020, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 271 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 6.3% during 2020, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2020, our top 30 customers accounted for approximately 69% of our revenue, and our top ten customers accounted for 52% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Five of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for five of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Human Capital

As of December 31, 2020, we had 4,162 employees. This total consists of 3,213 drivers, 305 mechanics and maintenance personnel, and 644 support personnel, which includes management and administration. As of that date, we also contracted with 143 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

We believe our employees are a critical part to the continued success of our operations. Our business model depends on the efforts of our support personnel to efficiently and effectively coordinate transportation services for our customers and on the efforts of our drivers to timely and safely execute the delivery of our customers’ cargo. Competition in the trucking industry for qualified drivers is normally intense and has increased. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. As such, we dedicate significant attention to hiring and retaining talented employees to manage, support and execute our operations and place a high priority on the recruitment and retention of an adequate supply of qualified drivers. As part of those efforts, we are also committed to hiring, developing and supporting a diverse and inclusive workplace.

We believe we provide our employees with compensation and benefits that are competitive with or exceed our industry peers. We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. We also compensate drivers for all detention time, for inclement weather and for road service delays. Total weekly compensation is also subject to a guaranteed minimum amount. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

The health and wellbeing of our employees is paramount to our success. We sponsor a wellness program designed to enhance the wellbeing of all our employees. The COVID-19 pandemic has also heightened our responsibility of ensuring our employees have a safe work environment and we have implemented numerous efforts to keep our valued employees safe, healthy and informed. We believe that maintaining a healthy, safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. We select drivers, including independent contractors, using our specific guidelines for safety records, including drivers’ Compliance, Safety, Accountability, or CSA, scores, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at a number of our terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

For a more detailed discussion of the impact of the COVID-19 pandemic on our human capital resources and certain risks related to driver recruitment and retention, see “Risk Factors” in Item 1A of this Form 10-K.

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

As of December 31, 2020, we operated a fleet of 3,331 tractors, including 3,188 company-owned tractors and 143 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2020 was approximately 1.6 years. In 2020, we replaced our company-owned tractors within an average of 4.1 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 4.3% at December 31, 2020, 2.9% at December 31, 2019 and 1.7% at December 31, 2018.

As of December 31, 2020, we operated a fleet of 5,395 trailers, consisting of 3,583 refrigerated trailers and 1,812 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2020 was approximately 3.0 years. In 2020, we replaced our company-owned trailers within an average of 6.4 years after purchase.

As of December 31, 2020, we operated a fleet of 433 refrigerated containers for use on railroad flatcars as compared to a fleet of 237 refrigerated containers as of December 31, 2019.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $17.0 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have significantly raised premiums for trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2020, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The FMCSA issued final revisions to the hours-of-service requirements for drivers in September 2020. The revisions allow drivers more flexibility with their 30-minute rest breaks and with dividing their time in the sleeper berth. Additionally, the new regulations increase by two hours the duty time for drivers encountering adverse weather and expand the short haul exemption radius from 100 to 150 miles.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in 2020. The impact of the clearinghouse has been significant, with approximately 45,000 drivers removed from the trucking industry in 2020.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than current requirements. The FMCSA expects to issue proposed regulations in 2021.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2018 through 2020.

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

Risks Related to Company’s Industry and Operations

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

The COVID-19 pandemic could negatively impact our business and results of operations. Our business may face risks related to the outbreak of the COVID-19 pandemic, which has been declared a “pandemic” by the World Health Organization. The full impact of the pandemic is unknown and evolving. Although transportation services are generally considered essential services and the overall demand for our services has continued, we have experienced significant changes in demand from certain customers in certain freight lanes. We are unable to predict if overall demand for our services will continue at current levels or decrease as a result of the pandemic and its ongoing impact to the economy going forward. We continue to monitor the pandemic’s impact on the health and safety of our employees, but any widespread outbreak among our employees may negatively impact our business. Some of our customers are encountering significant disruptions to their business and may represent a greater risk for collection of amounts owed, and we may be required to increase our allowance for credit losses. The extent to which the pandemic impacts our business and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions taken to contain the virus or treat its impact as well as the long-term economic impact of the virus, among others.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2020 our top 30 customers, based on revenue, accounted for approximately 69% of our revenue; our top ten customers accounted for approximately 52% of our revenue; our top five customers accounted for approximately 43% of our revenue; our top two customers accounted for approximately 35% of our revenue; and our largest customer accounted for approximately 24% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have significantly raised premiums for trucking companies. As a result, our insurance and claims expense has increased. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

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

Risks Related to Company’s Capital Requirements and Financing

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

Risks Related to Regulation of Company’s Operations

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

The FMCSA issued final revisions to the hours-of-service requirements for drivers in September 2020. The revisions allow drivers more flexibility with their 30-minute rest breaks and with dividing their time in the sleeper berth. Additionally, the new regulations increase by two hours the duty time for drivers encountering adverse weather and expand the short haul exemption radius from 100 to 150 miles.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in 2020. The impact of the clearinghouse has been significant, with approximately 45,000 drivers removed from the trucking industry in 2020.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than the current requirements. The FMCSA expects to issue proposed regulations in 2021.

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

Risks Related to Company’s Human Capital

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. The transportation industry has historically experienced substantial difficulty in attracting and retaining qualified drivers, including independent contractors. With the current increased competition for drivers, including the impact that regulatory changes have had on the number of drivers in the transportation industry, we could experience greater difficulty in attracting sufficient numbers of qualified drivers. In addition, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. Additionally, we may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package or let trucks sit idle. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 15, 2021, are as follows:

Name	Age	Position
Randolph L. Marten	68	Chairman of the Board, Chief Executive Officer and Director

Timothy M. Kohl	73	President

James J. Hinnendael	57	Executive Vice President and Chief Financial Officer

John H. Turner	59	Executive Vice President of Sales and Marketing

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 15, 2021, we had 150 record stockholders, and approximately 18,174 beneficial stockholders of our common stock. On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. The following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.017 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in November 2020 and August 2019, respectively.

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020 and 300,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019. As of December 31, 2020, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2015, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
FOR THE YEAR
Operating revenue	$874,374	$843,271	$787,594	$698,120	$671,144
Operating income	93,246	76,498	70,348	56,862	58,303
Net income	69,500	61,071	55,027	90,284	33,464
Net income – excluding 2017 deferred income taxes benefit(1)	69,500	61,071	55,027	33,819	33,464
Operating ratio(2)	89.3%	90.9%	91.1%	91.9%	91.3%

PER-SHARE DATA(3)
Basic earnings per common share	$0.84	$0.75	$0.67	$1.10	$0.41
Basic earnings per common share – excluding 2017 deferred income taxes benefit(1)	0.84	0.75	0.67	0.41	0.41
Diluted earnings per common share	0.84	0.74	0.67	1.10	0.41
Diluted earnings per common share – excluding 2017 deferred income taxes benefit(1)	0.84	0.74	0.67	0.41	0.41
Dividends declared per common share	0.633	0.513	0.067	0.053	0.04
Book value	7.50	7.28	7.05	6.43	5.36

AT YEAR END
Total assets	$831,636	$796,586	$753,904	$690,403	$653,748
Long-term debt	—	—	—	—	7,886
Stockholders’ equity	620,333	597,589	575,954	525,500	437,338

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

(3)

The amounts for 2016 through 2019 have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on August 13, 2020 and the five-for-three stock split effected in the form of a 66 2/3% stock dividend on July 7, 2017.

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

Our Dedicated segment provides customized transportation solutions tailored to meet each individual customer’s requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from three to five years and are subject to annual rate reviews.

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

Our operating revenue increased $31.1 million, or 3.7%, in 2020 from 2019. Our operating revenue, net of fuel surcharges, increased $50.7 million, or 6.8%, compared with 2019. Truckload segment revenue, net of fuel surcharges, increased 4.0% from 2019 primarily due to an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 21.3% from 2019 primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, increased 2.8% primarily due to increased revenue, net of fuel surcharges, per load. Brokerage segment revenue decreased 11.2% primarily due to a decrease in both revenue per load and load volume in 2020. Fuel surcharge revenue decreased to $83.8 million in 2020 from $103.4 million in 2019 due to significantly lower fuel prices.

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

Our operating income improved 21.9% to $93.2 million in 2020 from $76.5 million in 2019. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.3% in 2020 from 90.9% in 2019. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.2% in 2020 from 89.7% in 2019. Our net income improved 13.8% to $69.5 million, or $0.84 per diluted share, in 2020 from $61.1 million, or $0.74 per diluted share, in 2019.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2020, we had $66.1 million of cash and cash equivalents, $620.3 million in stockholders’ equity and no long-term debt outstanding. In 2020, net cash flows provided by operating activities of $189.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.2 million, to pay cash dividends of $52.4 million, and to upgrade and acquire regional operating facilities in the amount of $5.4 million, resulting in a $34.7 million increase in cash and cash equivalents. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $137 million in 2021. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We continue to invest considerable time and capital resources to actively implement and promote long-term environmentally sustainable solutions that drive reductions in our fuel and electricity consumption and decrease our carbon footprint. These initiatives include (i) reducing idle time for our tractors by installing and tightly managing the use of auxiliary power units, which are powered by solar panels and provide climate control and electrical power for our drivers without idling the tractor engine, (ii) improving the energy efficiency of our newer, more aerodynamic and well-maintained tractor and trailer fleets by optimizing the equipment’s specifications, weight and tractor speed, equipping our tractors with automatic transmissions, converting the refrigeration units in our refrigerated trailers to the new, more-efficient CARB refrigeration units along with increasing the insulation in the trailer walls and installing trailer skirts, and using ultra-fuel efficient and wide-based tires, and (iii) upgrading all of our facilities to indoor and outdoor LED lighting along with converting all of our facilities to solar power. Additionally, we are an active participant in the United States EPA SmartWay Transport Partnership, in which freight shippers, carriers, logistics companies and other voluntary stakeholders partner with the EPA to measure, benchmark and improve logistics operations to reduce their environmental footprint.

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

-	We have increased the frequency and extent of disinfecting and cleaning of each of our facilities and thoroughly disinfect all tractors prior to assignment to our drivers.

-	We provide hand sanitizer and masks to all of our employees. When hand sanitizer was not available in March, we purchased the components and prepared and distributed over 6,000 bottles.

-	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing.

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2020	2019	2018
Truckload Segment:
Revenue (in thousands)	$379,148	$378,000	$375,340
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,926	$3,797	$3,833
Average tractors(1)	1,668	1,663	1,613
Average miles per trip	547	548	573
Total miles (in thousands)	165,267	155,177	153,514

Dedicated Segment:
Revenue (in thousands)	$309,784	$265,984	$223,852
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,316	$3,378	$3,300
Average tractors(1)	1,566	1,272	1,088
Average miles per trip	305	315	309
Total miles (in thousands)	132,597	108,814	93,269

Intermodal Segment:
Revenue (in thousands)	$88,733	$90,394	$102,025
Loads	36,444	36,309	42,425
Average tractors	106	91	88

Brokerage Segment:
Revenue (in thousands)	$96,709	$108,893	$86,377
Loads	58,986	63,200	51,104

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 143, 92 and 46 tractors as of December 31, 2020, 2019 and 2018, respectively.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2020	2019	2020 vs. 2019	2020 vs. 2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$342,357	$329,304	$13,053	4.0%
Truckload fuel surcharge revenue	36,791	48,696	(11,905)	(24.4)
Total Truckload revenue	379,148	378,000	1,148	0.3

Dedicated revenue, net of fuel surcharge revenue	271,550	223,935	47,615	21.3
Dedicated fuel surcharge revenue	38,234	42,049	(3,815)	(9.1)
Total Dedicated revenue	309,784	265,984	43,800	16.5

Intermodal revenue, net of fuel surcharge revenue	79,944	77,750	2,194	2.8
Intermodal fuel surcharge revenue	8,789	12,644	(3,855)	(30.5)
Total Intermodal revenue	88,733	90,394	(1,661)	(1.8)

Brokerage revenue	96,709	108,893	(12,184)	(11.2)

Total operating revenue	$874,374	$843,271	$31,103	3.7%

Operating income:
Truckload	$39,637	$29,666	$9,971	33.6%
Dedicated	40,909	31,245	9,664	30.9
Intermodal	5,730	6,612	(882)	(13.3)
Brokerage	6,970	8,975	(2,005)	(22.3)
Total operating income	$93,246	$76,498	$16,748	21.9%

Operating ratio(1):
Truckload	89.5%	92.2%
Dedicated	86.8	88.3
Intermodal	93.5	92.7
Brokerage	92.8	91.8
Consolidated operating ratio	89.3%	90.9%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $31.1 million, or 3.7%, to $874.4 million in 2020 from $843.3 million in 2019. Our operating revenue, net of fuel surcharges, increased $50.7 million, or 6.8%, to $790.6 million in 2020 from $739.9 million in 2019. This increase was due to a $47.6 million increase in Dedicated revenue, net of fuel surcharges, a $13.1 million increase in Truckload revenue, net of fuel surcharges, and a $2.2 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $12.2 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $83.8 million in 2020 from $103.4 million in 2019 due to significantly lower fuel prices.

Truckload segment revenue increased $1.1 million, or 0.3%, to $379.1 million in 2020 from $378.0 million in 2019. Truckload segment revenue, net of fuel surcharges, increased $13.1 million, or 4.0%, to $342.4 million in 2020 from $329.3 million in 2019, primarily due to an increase in our average revenue per tractor. The improvement in the operating ratio in 2020 was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Dedicated segment revenue increased $43.8 million, or 16.5%, to $309.8 million in 2020 from $266.0 million in 2019. Dedicated segment revenue, net of fuel surcharges, increased 21.3% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The improvement in the operating ratio in 2020 was primarily due to a decrease in net fuel expense as a percentage of revenue along with multiple cost control measures.

Intermodal segment revenue decreased $1.7 million, or 1.8%, to $88.7 million in 2020 from $90.4 million in 2019. Intermodal segment revenue, net of fuel surcharges, increased 2.8% from 2019 primarily due to increased revenue, net of fuel surcharges, per load. The increase in the operating ratio in 2020 was primarily due to an increase in salaries, wages and benefits expense as a percentage of revenue.

Brokerage segment revenue decreased $12.2 million, or 11.2%, to $96.7 million in 2020 from $108.9 million in 2019 primarily due to a decrease in both revenue per load and load volume. The increase in the operating ratio in 2020 was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2020 vs. 2019	2020 vs. 2019	2020	2019

Operating revenue	$31,103	3.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	25,999	9.5	34.3	32.5
Purchased transportation	(4,335)	(2.7)	17.7	18.8
Fuel and fuel taxes	(23,208)	(19.1)	11.2	14.4
Supplies and maintenance	1,078	2.3	5.5	5.5
Depreciation	7,756	8.2	11.8	11.3
Operating taxes and licenses	740	7.3	1.2	1.2
Insurance and claims	9,253	24.2	5.4	4.5
Communications and utilities	302	3.9	0.9	0.9
Gain on disposition of revenue equipment	(53)	(0.6)	(1.0)	(1.0)
Gain on disposition of facility	(1,718)	N/A	(0.2)	-
Other	(1,459)	(6.3)	2.5	2.7
Total operating expenses	14,355	1.9	89.3	90.9
Operating income	16,748	21.9	10.7	9.1
Other	1,050	88.2	-	(0.1)
Income before income taxes	15,698	20.2	10.7	9.2
Income taxes expense	7,269	43.7	2.7	2.0
Net income	$8,429	13.8%	7.9%	7.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $26.0 million, or 9.5%, in 2020 from 2019. This increase resulted primarily from additional company driver compensation expense of $17.7 million, a $1.4 million increase in bonus compensation expense for our non-driver employees and a $1.3 million increase in employees’ health insurance expense as a result of increased self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.3 million in total, or 2.7%, in 2020 from 2019. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.3 million to $56.0 million in 2020 from $59.3 million in 2019, primarily due to a decrease in the fuel surcharge component of the amounts payable. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $9.0 million to $81.6 million in 2020 from $90.7 million in 2019, primarily due to a decrease in both revenue per load and load volume. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $8.0 million in 2020 as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $23.2 million, or 19.1%, in 2020 from 2019 primarily due to significantly lower fuel prices. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $6.0 million, or 19.9%, to $24.1 million in 2020 from $30.1 million in 2019. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $9.7 million from $12.1 million in 2019. The United States Department of Energy, or DOE, national average cost of fuel decreased to $2.55 per gallon from $3.06 per gallon in 2019. Net fuel expense decreased to 3.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.8% in 2019. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $7.8 million, or 8.2%, increase in depreciation in 2020 was primarily due to an increase in the size of our fleet of tractors. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $9.3 million, or 24.2%, increase in insurance and claims in 2020 was primarily due to an increase in our insurance premiums along with increases in the cost of our self-insured workers’ compensation, auto liability and physical damage claims related to our revenue equipment. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $8.7 million in each of 2020 and 2019. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in 2020. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area. Any future gains or losses on disposition of facilities will be impacted by the market for real estate, which is beyond our control.

The $1.5 million decrease in other operating expenses in 2020 was primarily due to decreased costs associated with travel and entertainment.

As a result of the foregoing factors, our operating income improved 21.9% to $93.2 million in 2020 from $76.5 million in 2019. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.3% in 2020 from 90.9% in 2019. The operating ratio for our Truckload segment was 89.5% in 2020 and 92.2% in 2019, for our Dedicated segment was 86.8% in 2020 and 88.3% in 2019, for our Intermodal segment was 93.5% in 2020 and 92.7% in 2019, and for our Brokerage segment was 92.8% in 2020 and 91.8% in 2019. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 88.2% in 2020 from 89.7% in 2019.

The decrease in our other non-operating income was primarily due to less interest income earned in 2020.

Our effective income tax rate increased to 25.6% in 2020 from 21.4% in 2019. Additional income tax expense of $1.1 million was included in 2020 to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available. Additional income tax benefits of $1.4 million were included in 2019 which resulted from certain discrete tax benefits included in our tax filings in the period which were not previously recognized.

As a result of the factors described above, net income improved 13.8% to $69.5 million, or $0.84 per diluted share, in 2020 from $61.1 million, or $0.74 per diluted share, in 2019.

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

Dedicated segment revenue increased $42.1 million, or 18.8%, to $266.0 million in 2019 from $223.9 million in 2018. Dedicated segment revenue, net of fuel surcharges, increased ‐‐19.7% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers and an increase in our average revenue per tractor. The shift from line haul revenue to fuel surcharge revenue as a result of changes in a number of customer agreements decreased our Dedicated revenue excluding fuel surcharges by $14.1 million in 2019 and by $10.1 million in 2018, while increasing our fuel surcharge revenue by the same amounts. The improvement in the operating ratio for our Dedicated segment was primarily due to an increase in our average revenue per tractor, startup costs associated with new business that began in 2018 and multiple cost control measures.

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

Fuel and fuel taxes decreased by $292,000, or 0.2%, in 2019 from 2018. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $644,000, or 2.2%, to $30.1 million in 2019 from $29.4 million in 2018. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $12.1 million from $14.0 million in 2018. The DOE national average cost of fuel decreased to $3.06 per gallon from $3.18 per gallon in 2018. Net fuel expense also decreased to 4.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.9% in 2018. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

As a result of the factors described above, net income improved 11.0% to $61.1 million, or $0.74 per diluted share, in 2019 from $55.0 million, or $0.67 per diluted share, in 2018.

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

(In thousands)	2020	2019	2018
Net cash flows provided by operating activities	$189,598	$156,460	$154,204
Net cash flows used for investing activities	(106,325)	(140,509)	(104,851)
Net cash flows used for financing activities	(48,607)	(41,253)	(8,381)

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020 and 300,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019. As of December 31, 2020, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

In 2020, net cash flows provided by operating activities of $189.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.2 million, to pay cash dividends of $52.4 million, and to upgrade and acquire regional operating facilities in the amount of $5.4 million, resulting in a $34.7 million increase in cash and cash equivalents. In 2019, net cash flows provided by operating activities of $156.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $136.9 million, to pay cash dividends of $42.1 million, and to upgrade regional operating facilities in the amount of $2.9 million, resulting in a $25.3 million decrease in cash and cash equivalents. In 2018, net cash flows provided by operating activities of $154.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $97.5 million, to acquire and upgrade regional operating facilities in the amount of $5.9 million, to pay cash dividends of $5.5 million, and to repurchase and retire 300,000 shares of our common stock for $3.8 million, resulting in a $41.0 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $137 million in 2021. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.017 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in November 2020 and August 2019, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2020 and 2019.

The following is a summary of our contractual obligations as of December 31, 2020.

	Payments Due by Period
(In thousands)	2021	2022 And 2023	2024 And 2025	Thereafter	Total
Purchase obligations for revenue equipment	$107,160	$—	$—	$—	$107,160
Operating lease obligations	524	334	116	—	974
Total	$107,684	$334	$116	$—	$108,134

The obligation to issue shares of our common stock under our nonqualified deferred compensation plan at December 31, 2020 of 394,056 shares of Company common stock with a value of $6.8 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $17.0 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at December 31, 2020.

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

Accounts Receivable. We are dependent upon a limited number of customers, and, as a result, our trade accounts receivable balance is highly concentrated. Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $348,000 as of December 31, 2020 and $382,000 as of December 31, 2019. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly.

Property and Equipment. The transportation industry requires significant capital investments. Our net property and equipment was $654.2 million as of December 31, 2020 and $640.4 million as of December 31, 2019. Our depreciation expense was $102.9 million in 2020, $95.1 million in 2019 and $88.6 million in 2018. We compute depreciation of our property and equipment for financial reporting purposes based on the cost of each asset, reduced by its estimated salvage value, using the straight-line method over its estimated useful life. We determine and periodically evaluate our estimate of the projected salvage values and useful lives primarily by considering the market for used equipment, prior useful lives and changes in technology. We have not changed our policy regarding salvage values as a percentage of initial cost or useful lives of tractors and trailers within the last ten years. We believe that our policies and past estimates have been reasonable. Actual results could differ from these estimates. A 5% decrease in estimated salvage values would have decreased our net property and equipment as of December 31, 2020 by approximately $14.4 million, or 2.2%.

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

Insurance and Claims. We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. We have $17.0 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. The insurance and claims accruals in our consolidated balance sheets were $39.6 million as of December 31, 2020 and $31.7 million as of December 31, 2019. We reserve currently for the estimated cost of the uninsured portion of pending claims. We periodically evaluate and adjust these reserves based on our evaluation of the nature and severity of outstanding individual claims and our estimate of future claims development based on historical development. Actual results could differ from these current estimates. In addition, to the extent that claims are litigated and not settled, jury awards are difficult to predict.

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

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2020, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.8 million.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 32 of this Report.

March 1, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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

March 1, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

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

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 16 of the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

We identified the estimation of auto and workers’ compensation claims reserves as a critical audit matter. Auto and workers’ compensation unpaid claim reserves are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred, but not completely paid. The principal considerations for assessing auto and workers’ compensation claims reserves as a critical audit matter are the high level of estimation uncertainty and the level of audit effort and expertise required to audit the reserve related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to the accuracy of insurance claims reserves for auto liability and workers’ compensation liability claims included the following, among others.

●

We tested the effectiveness of controls over auto and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments and management’s review over actuarial calculations.

●

We tested management’s process for determining the auto and workers’ compensation reserves including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

●	We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Minneapolis, Minnesota

March 1, 2021

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$66,127	$31,461
Receivables:
Trade, less allowances of $348 and $382, respectively	83,426	90,712
Other	4,202	11,055
Prepaid expenses and other	21,903	20,938
Total current assets	175,658	154,166
Property and equipment:
Revenue equipment	787,780	764,419
Buildings and land	90,049	88,414
Office equipment and other	52,294	51,404
Less accumulated depreciation	(275,950)	(263,843)
Net property and equipment	654,173	640,394
Other noncurrent assets	1,805	2,026
Total assets	$831,636	$796,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,702	$22,917
Insurance and claims accruals	39,595	31,729
Accrued and other current liabilities	24,497	21,680
Total current liabilities	89,794	76,326
Deferred income taxes	121,098	122,022
Noncurrent operating lease liabilities	411	649
Total liabilities	211,303	198,997
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 82,705,005 shares at December 31, 2020, and 82,055,199 shares at December 31, 2019, issued and outstanding	827	821
Additional paid-in capital	85,070	79,465
Retained earnings	534,436	517,303
Total stockholders’ equity	620,333	597,589
Total liabilities and stockholders’ equity	$831,636	$796,586

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2020	2019	2018
Operating revenue	$874,374	$843,271	$787,594
Operating expenses (income):
Salaries, wages and benefits	300,155	274,156	252,047
Purchased transportation	154,613	158,948	144,611
Fuel and fuel taxes	98,133	121,341	121,633
Supplies and maintenance	47,815	46,737	40,853
Depreciation	102,893	95,137	88,585
Operating taxes and licenses	10,840	10,100	9,473
Insurance and claims	47,454	38,201	38,657
Communications and utilities	8,011	7,709	6,634
Gain on disposition of revenue equipment	(8,733)	(8,680)	(7,244)
Gain on disposition of facility	(1,718)	—	—
Other	21,665	23,124	21,997
Total operating expenses	781,128	766,773	717,246
Operating income	93,246	76,498	70,348
Other	(140)	(1,190)	(681)
Income before income taxes	93,386	77,688	71,029
Income taxes expense	23,886	16,617	16,002
Net income	$69,500	$61,071	$55,027
Basic earnings per common share	$0.84	$0.75	$0.67
Diluted earnings per common share	$0.84	$0.74	$0.67
Dividends declared per common share	$0.633	$0.513	$0.067

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	81,800	$818	$76,413	$448,269	$525,500
Adoption of accounting standard	—	—	—	485	485
Net income	—	—	—	55,027	55,027
Repurchase and retirement of common stock	(300)	(3)	(3,754)	1	(3,756)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	200	2	936	—	938
Employee taxes paid in exchange for shares withheld	—	—	(104)	—	(104)
Share-based payment arrangement compensation expense	—	—	3,323	—	3,323
Dividends on common stock	—	—	—	(5,459)	(5,459)
Balance at December 31, 2018	81,700	817	76,814	498,323	575,954
Net income	—	—	—	61,071	61,071
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	355	4	1,618	(2)	1,620
Employee taxes paid in exchange for shares withheld	—	—	(784)	—	(784)
Share-based payment arrangement compensation expense	—	—	1,817	—	1,817
Dividends on common stock	—	—	—	(42,089)	(42,089)
Balance at December 31, 2019	82,055	821	79,465	517,303	597,589
Net income	—	—	—	69,500	69,500
Repurchase and retirement of common stock	(53)	(1)	(596)	—	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	703	7	4,787	(1)	4,793
Employee taxes paid in exchange for shares withheld	—	—	(437)	—	(437)
Share-based payment arrangement compensation expense	—	—	1,851	—	1,851
Dividends on common stock	—	—	—	(52,366)	(52,366)
Balance at December 31, 2020	82,705	$827	$85,070	$534,436	$620,333

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2020	2019	2018
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$69,500	$61,071	$55,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,893	95,137	88,585
Tires in service amortization	6,575	6,861	6,982
Gain on disposition of revenue equipment	(8,733)	(8,680)	(7,244)
Gain on disposition of facility	(1,718)	-	-
Deferred income taxes	(924)	16,045	5,351
Share-based payment arrangement compensation expense	1,851	1,817	3,323
Equity in loss (earnings) from affiliate	-	155	(493)
Distribution from affiliate	-	-	227
Adoption of accounting standard	-	-	485
Changes in other current operating items:
Receivables	12,726	(13,638)	(8,131)
Prepaid expenses and other	(4,593)	(4,105)	(3,515)
Accounts payable	883	5,259	1,800
Insurance and claims accruals	7,866	3,626	1,926
Accrued and other current liabilities	3,272	(7,088)	9,881
Net cash provided by operating activities	189,598	156,460	154,204
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(166,395)	(184,680)	(161,160)
Proceeds from revenue equipment dispositions	64,185	47,745	63,681
Buildings and land, office equipment and other additions	(6,657)	(4,723)	(7,362)
Proceeds from buildings and land, office equipment and other dispositions	2,581	6	5
Disposition of investment in affiliate	-	1,168	-
Other	(39)	(25)	(15)
Net cash used for investing activities	(106,325)	(140,509)	(104,851)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(52,366)	(42,089)	(5,459)
Issuance of common stock from share-based payment arrangement exercises	4,793	1,620	938
Repurchase and retirement of common stock	(597)	-	(3,756)
Employee taxes paid in exchange for shares withheld	(437)	(784)	(104)
Net cash used for financing activities	(48,607)	(41,253)	(8,381)
NET CHANGE IN CASH AND CASH EQUIVALENTS	34,666	(25,302)	40,972
CASH AND CASH EQUIVALENTS:
Beginning of year	31,461	56,763	15,791
End of year	$66,127	$31,461	$56,763
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$3,230	$249	$(3,604)
Operating lease assets and liabilities acquired	$88	$1,668	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$17,980	$4,953	$9,526
Interest	$-	$52	$50

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

In 2020, we replaced our company-owned tractors within an average of 4.1 years and our trailers within an average of 6.4 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment, and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.6 million in 2020, $6.9 million in 2019 and $7.0 million in 2018. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $17.0 million in standby letters of credit to guarantee settlement of claims.

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

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 17 for more information.

Our largest customer, Walmart, accounted for 24% of our revenue in 2020 and 24% of our trade receivables as of December 31, 2020, 17% of our revenue in 2019 and 21% of our trade receivables as of December 31, 2019 and 15% of our revenue in 2018. Our second largest customer, The Coca-Cola Company, accounted for 12% of our revenue in 2020 and 8% of our trade receivables as of December 31, 2020, 14% of our revenue in 2019 and 9% of our trade receivables as of December 31, 2019 and 13% of our revenue in 2018. During each of 2020, 2019 and 2018, approximately 99% of our revenue was generated within the United States.

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

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2020	2019
License fees	$5,529	$5,321
Tires in service	4,701	4,972
Insurance premiums	3,653	2,356
Parts and tires inventory	3,372	3,394
Contract assets	1,545	1,729
Other	3,103	3,166
	$21,903	$20,938

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2020	2019
Vacation	$7,733	$6,558
Salaries and wages	7,584	5,438
Accrued expenses	6,299	6,738
Other	2,881	2,946
	$24,497	$21,680

3. Long-Term Debt

In August 2018, we entered into an amendment to our unsecured committed credit facility which reduces the aggregate principal amount of the facility from $40.0 million to $30.0 million and extends the term of the facility to August 2023. At December 31, 2020, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. At December 31, 2019, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $15.7 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.8% at December 31, 2020.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in November 2020 and August 2019, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2020 and 2019.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2020:

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $241,000 in 2020, $392,000 in 2019 and $341,000 in 2018 for fuel, tires and related services. In addition, we paid $2.0 million in 2020, $1.7 million in 2019 and $2.5 million in 2018 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We had payables to that company of $900 as of December 31, 2020 and $19,000 as of December 31, 2019.

(b)     We paid $154,000 in 2020 for various construction projects to a company in which one of our directors is the chief executive officer and the principal stockholder. We did not pay the same company for any services in 2019 or 2018. We did not have any accounts payable to that company as of December 31, 2020 or 2019.

(c)     We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 11.

5. Income Taxes

The components of the income taxes expense (benefit) consisted of the following:

(In thousands)	2020	2019	2018
Current:
Federal	$21,312	$(1,210)	$7,575
State	3,498	1,782	3,076
Total current	24,810	572	10,651

Deferred:
Federal	(1,557)	15,572	5,815
State	633	473	(464)
Total deferred	(924)	16,045	5,351
Total expense (benefit)	$23,886	$16,617	$16,002

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2020	2019	2018
Federal statutory income tax rate	21%	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	4	2	3
Per diem and other non-deductible expenses	1	1	2
Federal tax credits	(1)	(2)	(2)
Other, net	1	(1)	(1)
Effective tax rate	26%	21%	23%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2020	2019
Deferred tax assets:
Reserves and accrued liabilities	$12,050	$9,050
Other	1,768	2,464
	13,818	11,514
Deferred tax liabilities:
Depreciation	131,650	130,686
Prepaid expenses	3,266	2,850
	134,916	133,536
Net deferred tax liability	$121,098	$122,022

We have not provided a valuation allowance against deferred tax assets at December 31, 2020 or 2019. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $4.1 million as of December 31, 2020 and $3.0 million as of December 31, 2019. The $1.1 million increase in the amount reserved in 2020 relates to current period tax positions less the removal of the reserve relating to years that have closed. If recognized, $4.0 million of the unrecognized tax benefits as of December 31, 2020 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $12,000 and $13,000 were recognized in our financial statements as of December 31, 2020 and 2019, respectively. The federal statute of limitations remains open for 2017 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income	$69,500	$61,071	$55,027
Denominator:
Basic earnings per common share - weighted-average shares	82,527	81,945	81,885
Effect of dilutive stock options	637	725	839
Diluted earnings per common share - weighted-average shares and assumed conversions	83,164	82,670	82,724
Basic earnings per common share	$0.84	$0.75	$0.67
Diluted earnings per common share	$0.84	$0.74	$0.67

Options totaling 266,650, 330,450 and 230,250 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2020, 2019 and 2018, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 13) totaling 46,705, 104,454 and 2,457 equivalent shares for 2020, 2019 and 2018, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020 and 300,000 shares of common stock for $3.8 million in the fourth quarter of 2018. We did not repurchase any shares in 2019. As of December 31, 2020, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

9. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019. Quarterly cash dividends of $0.017 per share of common stock were declared in each quarter of 2018 and totaled $5.5 million.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in November 2020 and August 2019, respectively.

10. Third Amendment to Amended and Restated Certificate of Incorporation

In May 2018, our stockholders approved our Third Amendment to Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $.01 par value, from 96 million shares to 192 million shares.

11. Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $2.2 million and $5.5 million of our revenue for loads transported by our tractors and arranged by MWL for the first ten months of 2019 and for the full year of 2018, respectively.

12. Leases

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

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(in thousands)	2020	2019
Assets:
Other noncurrent assets (a)	$918	$1,178
Liabilities:
Accrued and other current liabilities	507	529
Noncurrent operating lease liabilities	411	649
Total liabilities	$918	$1,178

(a)	Operating lease asset balances at December 31, 2020 and 2019.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2021	$524
2022	202
2023	132
2024 and 2025	116
Total lease payments	974
Adjust to present value	(56)
Total operating lease liabilities	$918

The weighted-average remaining lease term at December 31, 2020 was 30 months and at December 31, 2019 was 37 months. The weighted-average discount rate was 2.1% at December 31, 2020 and 2.4% at December 31, 2019. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2020 totaled $88,000 and in 2019 totaled $533,000. We paid $591,000 of cash for capitalized operating leases during 2020 and $579,000 during 2019.

Total operating lease expense for 2020 was $3.0 million and for 2019 was $1.9 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $2.4 million and $1.3 million, respectively, of short-term lease expense with an initial term of 12 months or less.

13. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 1,815,956 shares have been awarded as of December 31, 2020. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares.

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

On August 13, 2020, we effected a three-for-two stock split of our common stock, $0.01 par value, in the form of a 50% stock dividend. In July 2020, our Board of Directors approved an increase in the number of shares of common stock authorized for issuance under the 2015 plan, along with in the number of shares reserved for issuance under all outstanding options and performance unit awards and shares held within our Deferred Compensation Plan, to reflect the three-for-two stock split. As a result, the number of shares authorized for issuance under the 2015 Plan, as amended, increased to 3,950,000 shares.

As of December 31, 2020, there were 604,732 shares reserved for issuance under options outstanding and 318,711 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2020, there were 107,048‐‐ shares reserved for issuance under options outstanding, which will continue according to their terms. As of the same date, there were no shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2020	2019	2018

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	28%	28%	26%
Risk-free interest rate percentage(3)	0.6%	2.2%	2.8%
Expected dividend yield(4)	0.80%	0.58%	0.48%
Fair value as of the date of grant	$3.85	$3.93	$4.13

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

In May 2014, we granted 91,002 performance unit awards under our 2005 Stock Incentive Plan to certain employees. This was our fifth grant of such awards. As of December 31, 2014 and each December 31st thereafter through December 31, 2018, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62. We also granted 27,511 performance unit awards in May 2014 with similar terms to the above awards, except that all vested performance units were paid to the employees immediately upon vesting.

In May 2015, we granted 87,503 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, and also granted 48,750 performance unit awards with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. All awards granted in 2015 vested from December 31, 2015 through 2019.

In May 2016, we granted 86,505 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, except that the calculation of vesting shares is based on our increase in net income instead of our increase in diluted net income per share. As permitted in the performance unit award agreements granted in 2011 through 2015, the calculation of the performance vesting component beginning with the year 2015 was adjusted to be based on the increase in net income. We also granted 32,513 performance unit awards in May 2016 and 2,501 awards in August 2016 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2016 vested from December 31, 2016 through 2020.

In May 2017, we granted 163,754 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2016, except that the service-based component was increased from five percent to ten percent per year. The Compensation Committee adjusted the equity vesting formula to better align it with our long-range growth plan. We also granted 65,013 performance unit awards in May 2017 and 3,000 awards in August 2017 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. All awards granted in 2017 vest from December 31, 2017 through 2021.

In May 2018, we granted 68,550 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 42,000 performance unit awards in May 2018 and 3,000 awards in August 2018 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2018 vest from December 31, 2018 through 2022. We also granted 3,000 performance unit awards in December 2018 with similar terms to the awards granted in August 2018, except that the awards vest from December 31, 2019 through 2023.

In May 2019, we granted 60,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2017. We also granted 45,000 performance unit awards in May 2019 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2019 vest from December 2019 through 2023.

In May 2020, we granted 73,205 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2017, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2020 vest from December 31, 2020 through 2024.

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination is effective May 5, 2021.

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

Total share-based compensation expense recorded in 2020 was $1.9 million ($1.4 million net of income tax benefit, $0.02 earnings per basic and diluted share), in 2019 was $1.8 million ($1.4 million net of income tax benefit, $0.02 earnings per basic and diluted share) and in 2018 was $3.3 million ($2.6 million net of income tax benefit, $0.03 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2020, there was a total of $1.1 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 2.8 years, and $2.2 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2024.

Option activity in 2020 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,263,513	$9.87
Granted	41,500	15.37
Exercised	(580,933)	8.25
Forfeited	(12,300)	12.37
Outstanding at December 31, 2020	711,780	$11.47
Exercisable at December 31, 2020	379,218	$9.97

The 711,780 options outstanding as of December 31, 2020 have a weighted average remaining contractual life of 3.8 years and an aggregate intrinsic value based on our closing stock price on December 31, 2020 for in-the-money options of $3.9 million. The 379,218 options exercisable as of the same date have a weighted average remaining contractual life of 2.9 years and an aggregate intrinsic value similarly calculated of $2.5 million.

The fair value of options granted in 2020, 2019 and 2018 was $160,000, $401,000 and $957,000, respectively, for service-based options. The total intrinsic value of options exercised in 2020, 2019 and 2018 was $4.1 million, $1.4 million and $1.5 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2020, 2019 and 2018 were $4.8 million, $1.6 million and $938,000, respectively.

Nonvested service-based option awards as of December 31, 2020 and changes during 2020 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2019	477,980	$3.45	5.1
Granted	41,500	3.85	6.4
Vested	(175,818)	3.07	3.2
Forfeited	(11,100)	3.43	4.3
Nonvested at December 31, 2020	332,562	$3.71	4.8

The total fair value of options which vested during 2020, 2019 and 2018 was $539,000, $569,000 and $547,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2020:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	207,179		$11.44
Granted	73,205		16.44
Vested	(109,304	)(1)	11.79
Forfeited	(16,719)		7.49
Nonvested at December 31, 2020	154,361		$13.99

(1)

This number of performance unit award shares vested based on our financial performance in 2020 and was distributed or credited to the Marten Transport, Ltd. Deferred Compensation Plan in March 2021. The fair value of unit award shares that vested in 2020 was $1.3 million.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2020 was $19,500 for participants less than age 50 and $26,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2020, 2019 or 2018. Total expense recorded for the plan was $3.0 million in 2020, $2.7 million in 2019 and $2.3 million in 2018.

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

14. Termination of Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan. The deferred compensation plan is an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant is eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant can elect a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which will be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan requires a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provides that a participant’s distributions accelerate and will be paid in a lump sum to the participant’s beneficiary. We may terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under the Internal Revenue Code. We may terminate the plan and accelerate distributions upon a change in control, which is not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2020, 394,056 shares of Company common stock with a value of $6.8 million were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination is effective May 5, 2021.

15. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

16. Commitments and Contingencies

We are committed to purchase $107.2 million of new revenue equipment in 2021. Operating lease obligation expenditures total $974,000 through 2025.

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

Our Dedicated segment provides customized transportation solutions tailored to meet each individual customer’s requirements, utilizing temperature-controlled trailers, dry vans and other specialized equipment within the United States. Our agreements with customers range from three to five years and are subject to annual rate reviews.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheet were $1.5 million and $1.7 million as of December 31, 2020 and 2019, respectively. We had no impairment losses on contract assets in 2020 or 2019. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

(Dollars in thousands)	2020	2019	2018
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$342,357	$329,304	$322,324
Truckload fuel surcharge revenue	36,791	48,696	53,016
Total Truckload revenue	379,148	378,000	375,340

Dedicated revenue, net of fuel surcharge revenue	271,550	223,935	187,137
Dedicated fuel surcharge revenue	38,234	42,049	36,715
Total Dedicated revenue	309,784	265,984	223,852

Intermodal revenue, net of fuel surcharge revenue	79,944	77,750	85,572
Intermodal fuel surcharge revenue	8,789	12,644	16,453
Total Intermodal revenue	88,733	90,394	102,025

Brokerage revenue	96,709	108,893	86,377

Total operating revenue	$874,374	$843,271	$787,594

Operating income:
Truckload	$39,637	$29,666	$35,067
Dedicated	40,909	31,245	18,589
Intermodal	5,730	6,612	11,150
Brokerage	6,970	8,975	5,542
Total operating income	$93,246	$76,498	$70,348

Truckload segment depreciation expense was $54.7 million, $54.0 million and $52.2 million, Dedicated segment depreciation expense was $41.4 million, $34.6 million and $29.6 million, Intermodal segment depreciation expense was $5.6 million, $5.1 million and $5.5 million, and Brokerage segment depreciation expense was $1.2 million, $1.5 million and $1.3 million, in 2020, 2019 and 2018, respectively.

18. Measurement of Credit Losses on Financial Instruments

We adopted FASB ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. The adoption of this standard was not material to our consolidated balance sheets, statements of operations or statements of cash flows.

19. Consolidated Statements of Cash Flows Reclassifications

Tires in service amortization in our consolidated statements of cash flows has been reclassified to be consistent with the current presentation, resulting in reclassifications from investing to operating activities for 2019 and 2018 of $3.3 million and $3.6 million, respectively.

20. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for 2020 and 2019:

2020 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$218,646	$212,384	$216,011	$227,333
Operating income	18,032	25,256	24,400	25,558
Net income	13,718	18,134	18,044	19,604
Basic earnings per common share	0.17	0.22	0.22	0.24
Diluted earnings per common share	0.17	0.22	0.22	0.24

2019 Quarters (In thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenue	$199,023	$212,090	$214,973	$217,185
Operating income	17,733	19,944	20,034	18,787
Net income	13,546	15,190	16,587	15,748
Basic earnings per common share	0.17	0.19	0.20	0.19
Diluted earnings per common share	0.16	0.18	0.20	0.19

The sum of the basic and diluted earnings per common share for the 2020 quarters exceeds the amount for the year, and the sum of the diluted earnings per common share for the 2019 quarters is less than the amount for the year, due to differences in rounding.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2021 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2021 Proxy Statement is incorporated in this Report by reference.

E.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2021 Proxy Statement is incorporated in this Report by reference.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2021 Proxy Statement is incorporated in this Report by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2021 Proxy Statement is incorporated in this Report by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2021 Proxy Statement is incorporated in this Report by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2021 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 8, 2021. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Bylaws of the Company	See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock	Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 0-15010).

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 14, 2019.

10.25	Form of Performance Unit Award Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2020.

10.26	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 0-15010).

10.27

Tenth Amendment to Credit Agreement, dated as of November 18, 2020, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 18, 2020.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 1, 2021, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2021	MARTEN TRANSPORT, LTD.

	By	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Chairman of the Board, Chief Executive Officer
Randolph L. Marten	and Director (Principal Executive Officer)

/s/ James J. Hinnendael	Executive Vice President and Chief Financial
James J. Hinnendael	Officer (Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ Ronald R. Booth	Director
Ronald R. Booth

/s/ Kathleen P. Iverson	Director
Kathleen P. Iverson

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2020	$31,729	$64,276	$(56,410	)(1)	$39,595
Year ended December 31, 2019	28,103	56,075	(52,449	)(1)	31,729
Year ended December 31, 2018	26,177	56,122	(54,196	)(1)	28,103

Allowance for doubtful accounts:
Year ended December 31, 2020	382	220	(254	)(2)	348
Year ended December 31, 2019	348	65	(31	)(2)	382
Year ended December 31, 2018	300	163	(115	)(2)	348

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.