Form 10-Q
period 2021-03-31
MARTEN TRANSPORT LTD
filed 2021-05-07
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 82,775,487 as of April 26, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,583	$66,127
Receivables:
Trade, net	89,552	83,426
Other	3,489	4,202
Prepaid expenses and other	19,434	21,903
Total current assets	201,058	175,658

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	934,405	930,123
Accumulated depreciation	(281,812)	(275,950)
Net property and equipment	652,593	654,173
Other noncurrent assets	1,698	1,805
Total assets	$855,349	$831,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,060	$25,702
Insurance and claims accruals	41,712	39,595
Accrued and other current liabilities	24,079	24,497
Total current liabilities	97,851	89,794
Deferred income taxes	122,183	121,098
Noncurrent operating lease liabilities	337	411
Total liabilities	220,371	211,303

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 82,774,936 shares at March 31, 2021, and 82,705,005 shares at December 31, 2020, issued and outstanding	828	827
Additional paid-in capital	85,019	85,070
Retained earnings	549,131	534,436
Total stockholders’ equity	634,978	620,333
Total liabilities and stockholders’ equity	$855,349	$831,636

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2021	2020

Operating revenue	$223,046	$218,646

Operating expenses (income):
Salaries, wages and benefits	72,998	72,761
Purchased transportation	40,765	40,445
Fuel and fuel taxes	28,937	28,297
Supplies and maintenance	11,015	12,228
Depreciation	25,687	25,427
Operating taxes and licenses	2,712	2,639
Insurance and claims	11,446	12,284
Communications and utilities	2,083	1,985
Gain on disposition of revenue equipment	(1,984)	(1,555)
Other	5,389	6,103

Total operating expenses	199,048	200,614

Operating income	23,998	18,032

Other	(10)	(97)

Income before income taxes	24,008	18,129

Income taxes expense	6,002	4,411

Net income	$18,006	$13,718

Basic earnings per common share	$0.22	$0.17

Diluted earnings per common share	$0.22	$0.17

Dividends declared per common share	$0.04	$0.027

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	82,055	$821	$79,465	$517,303	$597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(53)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	259	3	1,052	(1)	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	82,261	823	79,730	528,827	609,380
Net income	-	-	-	55,782	55,782
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	444	4	3,735	-	3,739
Share-based payment arrangement compensation expense	-	-	1,605	-	1,605
Dividends on common stock	-	-	-	(50,173)	(50,173)
Balance at December 31, 2020	82,705	827	85,070	534,436	620,333
Net income	-	-	-	18,006	18,006
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	70	1	160	-	161
Employee taxes paid in exchange for shares withheld	-	-	(547)	-	(547)
Share-based payment arrangement compensation expense	-	-	336	-	336
Dividends on common stock	-	-	-	(3,311)	(3,311)
Balance at March 31, 2021	82,775	$828	$85,019	$549,131	$634,978

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2021	2020
Cash flows provided by operating activities:
Operations:
Net income	$18,006	$13,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,687	25,427
Tires in service amortization	1,642	1,706
Gain on disposition of revenue equipment	(1,984)	(1,555)
Deferred income taxes	1,085	1,768
Share-based payment arrangement compensation expense	336	246
Changes in other current operating items:
Receivables	(4,241)	(782)
Prepaid expenses and other	1,445	930
Accounts payable	677	617
Insurance and claims accruals	2,117	2,695
Accrued and other current liabilities	(1,200)	(1,290)
Net cash provided by operating activities	43,570	43,480

Cash flows used for investing activities:
Revenue equipment additions	(30,226)	(44,086)
Proceeds from revenue equipment dispositions	13,896	9,459
Buildings and land, office equipment and other additions	(1,050)	(1,966)
Other	(37)	(39)
Net cash used for investing activities	(17,417)	(36,632)

Cash flows used for financing activities:
Dividends on common stock	(3,311)	(2,193)
Repurchase and retirement of common stock	-	(597)
Issuance of common stock from share-based payment arrangement exercises	161	1,054
Employee taxes paid in exchange for shares withheld	(547)	(437)
Net cash used for financing activities	(3,697)	(2,173)

Net change in cash and cash equivalents	22,456	4,675

Cash and cash equivalents:
Beginning of period	66,127	31,461
End of period	$88,583	$36,136

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$5,505	$11,107
Operating lease assets and liabilities acquired	$-	$88

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,350	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2020 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2021	2020
Numerator:
Net income	$18,006	$13,718
Denominator:
Basic earnings per common share - weighted-average shares	82,758	82,214
Effect of dilutive stock options	601	650
Diluted earnings per common share - weighted-average shares and assumed conversions	83,359	82,864

Basic earnings per common share	$0.22	$0.17
Diluted earnings per common share	$0.22	$0.17

Options totaling 193,750 and 294,450 equivalent shares for the three-month periods ended March 31, 2021 and 2020, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 40,263 and 77,066 equivalent shares for the three-month periods ended March 31, 2021 and 2020, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At March 31, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. At December 31, 2020, there was also no outstanding principal balance on the facility. As of that date, we also had outstanding standby letters of credit of $17.0 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.78% at March 31, 2021.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $60 million in 2020 was obtained from the lender in November 2020. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2021 and December 31, 2020.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $76,000 in the first three months of 2021 and $90,000 in the first three months of 2020 for fuel, tires and related services. In addition, we paid $396,000 in the first three months of 2021 and $917,000 in the first three months of 2020 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

(6) Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first quarter of 2021. As of March 31, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

(7) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.04 per share of common stock was declared in the first quarter of 2021 which totaled $3.3 million. A quarterly cash dividend of $0.027 per share of common stock was declared in the first quarter of 2020 which totaled $2.2 million.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $60 million in 2020 was obtained from the lender in November 2020.

(8) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2021, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2021 and 2020 was $336,000 and $246,000, respectively.

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

(11) Commitments and Contingencies

We are committed to new revenue equipment purchases of $89.3 million through the remainder of 2021. Operating lease obligation expenditures through 2025 total $826,000.

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

(12) Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.4 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively. We had no impairment losses on contract assets in the first quarter of 2021 or in 2020. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2021	2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,919	$83,857
Truckload fuel surcharge revenue	10,996	11,275
Total Truckload revenue	94,915	95,132

Dedicated revenue, net of fuel surcharge revenue	66,902	64,159
Dedicated fuel surcharge revenue	11,335	10,878
Total Dedicated revenue	78,237	75,037

Intermodal revenue, net of fuel surcharge revenue	19,446	20,594
Intermodal fuel surcharge revenue	2,558	3,086
Total Intermodal revenue	22,004	23,680

Brokerage revenue	27,890	24,797
Total operating revenue	$223,046	$218,646

Operating income:
Truckload	$11,415	$6,785
Dedicated	8,936	8,533
Intermodal	1,461	1,306
Brokerage	2,186	1,408
Total operating income	$23,998	$18,032

Truckload segment depreciation expense was $13.2 million and $13.8 million, Dedicated segment depreciation expense was $10.7 million and $9.9 million, Intermodal segment depreciation expense was $1.5 million and $1.4 million, and Brokerage segment depreciation expense was $282,000 and $362,000 in the three-month periods ended March 31, 2021 and 2020, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2020. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $4.4 million, or 2.0%, in the first three months of 2021 from the first three months of 2020. Our operating revenue, net of fuel surcharges, increased $4.8 million, or 2.5%, compared with the first three months of 2020. Truckload segment revenue, net of fuel surcharges, increased 0.1% from the first three months of 2020 due to an increase in our average revenue per tractor, substantially offset by a reduction in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 4.3% from the first three months of 2020 primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. Intermodal segment revenue, net of fuel surcharges, decreased 5.6% primarily due to decreased load volume. Brokerage segment revenue increased 12.5% primarily due to an increase in revenue per load in the first three months of 2021. Fuel surcharge revenue decreased slightly to $24.9 million in the first three months of 2021 from $25.2 million in the first three months of 2020.

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

Our operating income improved 33.1% from $18.0 million in the first three months of 2020 to $24.0 million in the first three months of 2021, a period in which we overcame the impact of the severe winter weather in February 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.2% in the first three months of 2021 from 91.8% in the first three months of 2020. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.9% in the first three months of 2021 from 90.7% in the first three months of 2020. Our net income improved 31.3% to $18.0 million, or $0.22 per diluted share, in the first three months of 2021 from $13.7 million, or $0.17 per diluted share, in the first three months of 2020.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2021, we had $88.6 million of cash and cash equivalents, $635.0 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2021, net cash flows provided by operating activities of $43.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $16.3 million, to pay cash dividends of $3.3 million, and to upgrade regional operating facilities in the amount of $591,000, resulting in a $22.5 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $135 million for the remainder of 2021. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

-	We have increased the frequency and extent of disinfecting and cleaning of each of our facilities and thoroughly disinfect all tractors prior to assignment to our drivers.

-	We provide hand sanitizer and masks to all of our employees. When hand sanitizer was not available in March 2020, we purchased the components and prepared and distributed over 6,000 bottles.

-	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing.

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2021	2020
Truckload Segment:
Revenue (in thousands)	$94,915	$95,132
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,057	$3,814
Average tractors(1)	1,609	1,691
Average miles per trip	534	559
Total miles (in thousands)	38,283	41,039

Dedicated Segment:
Revenue (in thousands)	$78,237	$75,037
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,214	$3,304
Average tractors(1)	1,619	1,494
Average miles per trip	307	306
Total miles (in thousands)	31,999	31,536

Intermodal Segment:
Revenue (in thousands)	$22,004	$23,680
Loads	7,982	9,737
Average tractors	134	100

Brokerage Segment:
Revenue (in thousands)	$27,890	$24,797
Loads	14,575	16,108

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 133 and 106 tractors as of March 31, 2021 and 2020, respectively.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,919	$83,857	$62	0.1%
Truckload fuel surcharge revenue	10,996	11,275	(279)	(2.5)
Total Truckload revenue	94,915	95,132	(217)	(0.2)

Dedicated revenue, net of fuel surcharge revenue	66,902	64,159	2,743	4.3
Dedicated fuel surcharge revenue	11,335	10,878	457	4.2
Total Dedicated revenue	78,237	75,037	3,200	4.3

Intermodal revenue, net of fuel surcharge revenue	19,446	20,594	(1,148)	(5.6)
Intermodal fuel surcharge revenue	2,558	3,086	(528)	(17.1)
Total Intermodal revenue	22,004	23,680	(1,676)	(7.1)

Brokerage revenue	27,890	24,797	3,093	12.5

Total operating revenue	$223,046	$218,646	$4,400	2.0%

Operating income:
Truckload	$11,415	$6,785	$4,630	68.2%
Dedicated	8,936	8,533	403	4.7
Intermodal	1,461	1,306	155	11.9
Brokerage	2,186	1,408	778	55.3
Total operating income	$23,998	$18,032	$5,966	33.1%

Operating ratio(1):
Truckload	88.0%	92.9%
Dedicated	88.6	88.6
Intermodal	93.4	94.5
Brokerage	92.2	94.3
Consolidated operating ratio	89.2%	91.8%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $4.4 million, or 2.0%, to $223.0 million in the 2021 period from $218.6 million in the 2020 period. Our operating revenue, net of fuel surcharges, increased $4.8 million, or 2.5%, to $198.2 million in the 2021 period from $193.4 million in the 2020 period. This increase was due to a $3.1 million increase in Brokerage revenue, a $2.7 million increase in Dedicated revenue, net of fuel surcharges, and a $62,000 increase in Truckload revenue, net of fuel surcharges, partially offset by a $1.1 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased slightly to $24.9 million in the 2021 period from $25.2 million in the 2020 period.

Truckload segment revenue decreased $217,000, or 0.2%, to $94.9 million in the 2021 period from $95.1 million in the 2020 period. Truckload segment revenue, net of fuel surcharges, increased $62,000, or 0.1%, and was $83.9 million in each of the 2021 and 2020 periods. During the 2021 period, an increase in our average revenue per tractor was substantially offset by a reduction in our average number of tractors. The improvement in the operating ratio in the 2021 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers.

Dedicated segment revenue increased $3.2 million, or 4.3%, to $78.2 million in the 2021 period from $75.0 million in the 2020 period. Dedicated segment revenue, net of fuel surcharges, increased 4.3% primarily due to fleet growth driven by an increase in the number of Dedicated contracts we have with our customers. The operating ratio was consistent in both the 2021 and 2020 periods.

Intermodal segment revenue decreased $1.7 million, or 7.1%, to $22.0 million in the 2021 period from $23.7 million in the 2020 period. Intermodal segment revenue, net of fuel surcharges, decreased 5.6% from the 2020 period primarily due to a decrease in load volume. The improvement in the operating ratio in the 2021 period was primarily due to a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $3.1 million, or 12.5%, to $27.9 million in the 2021 period from $24.8 million in the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue and increased rates with our customers.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$4,400	2.0%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	237	0.3	32.7	33.3
Purchased transportation	320	0.8	18.3	18.5
Fuel and fuel taxes	640	2.3	13.0	12.9
Supplies and maintenance	(1,213)	(9.9)	4.9	5.6
Depreciation	260	1.0	11.5	11.6
Operating taxes and licenses	73	2.8	1.2	1.2
Insurance and claims	(838)	(6.8)	5.1	5.6
Communications and utilities	98	4.9	0.9	0.9
Gain on disposition of revenue equipment	(429)	(27.6)	(0.9)	(0.7)
Other	(714)	(11.7)	2.4	2.8
Total operating expenses	(1,566)	(0.8)	89.2	91.8
Operating income	5,966	33.1	10.8	8.2
Other	87	89.7	-	-
Income before income taxes	5,879	32.4	10.8	8.3
Income taxes expense	1,591	36.1	2.7	2.0
Net income	$4,288	31.3%	8.1%	6.3%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $237,000, or 0.3%, in the 2021 period from the 2020 period. Bonus compensation expense for our non-driver employees increased by $1.1 million in the 2021 period. This increase, along with other smaller increases in the components of salaries, wages and benefits, were partially offset by a $1.4 million decrease in employees’ health insurance expense as a result of lower self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $320,000 in total, or 0.8%, in the 2021 period from the 2020 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $3.2 million to $12.6 million in the 2021 period from $15.8 million in the 2020 period, primarily due to a decrease in the volume of loads moved on the rail. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $2.5 million to $23.6 million in the 2021 period from $21.1 million in the 2020 period, primarily due to an increase in the cost per load within the tight freight market. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.1 million in the 2021 period as the number of independent contractors rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $640,000, or 2.3%, in the 2021 period from the 2020 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $332,000, or 5.3%, to $6.6 million in the 2021 period from $6.3 million in the 2020 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.6 million from $3.2 million in the 2020 period. The United States Department of Energy, or DOE, national average cost of fuel increased slightly to $2.91 per gallon from $2.88 per gallon in the 2020 period. Net fuel expense increased to 3.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.7% in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $1.2 million, or 9.9%, from the 2020 period primarily due to lower parts, tires and outside repair costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $838,000, or 6.8%, decrease in insurance and claims in the 2021 period was primarily due to a decrease in the cost of our self-insured auto liability claims, partially offset by increased insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $2.0 million in the 2021 period, up from $1.6 million in the 2020 period primarily due to an increase in the number of tractors and trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $714,000 decrease in other operating expenses in the 2021 period was primarily due to decreased costs associated with travel and entertainment.

Our operating income improved 33.1% to $24.0 million in the 2021 period from $18.0 million in the 2020 period as a result of the foregoing factors and by overcoming the impact of the severe winter weather in February 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 89.2% in the 2021 period from 91.8% in the 2020 period. The operating ratio for our Truckload segment was 88.0% in the 2021 period and 92.9% in the 2020 period, for our Dedicated segment was 88.6% in each of the 2021 and 2020 periods, for our Intermodal segment was 93.4% in the 2021 period and 94.5% in the 2020 period, and for our Brokerage segment was 92.2% in the 2021 period and 94.3% in the 2020 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.9% in the 2021 period from 90.7% in the 2020 period.

Our effective income tax rate increased to 25.0% in the 2021 period from 24.3% in the 2020 period.

As a result of the factors described above, net income improved 31.3% to $18.0 million, or $0.22 per diluted share, in the 2021 period from $13.7 million, or $0.17 per diluted share, in the 2020 period.

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

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash flows provided by operating activities	$43,570	$43,480
Net cash flows used for investing activities	(17,417)	(36,632)
Net cash flows used for financing activities	(3,697)	(2,173)

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first quarter of 2021. As of March 31, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

In the first three months of 2021, net cash flows provided by operating activities of $43.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $16.3 million, to pay cash dividends of $3.3 million, and to upgrade regional operating facilities in the amount of $591,000, resulting in a $22.5 million increase in cash and cash equivalents. In the first three months of 2020, net cash flows provided by operating activities of $43.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $34.6 million, to pay cash dividends of $2.2 million, and to upgrade regional operating facilities in the amount of $983,000, resulting in a $4.7 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $135 million for the remainder of 2021. A quarterly cash dividend of $0.04 per share of common stock was declared in the first quarter of 2021 which totaled $3.3 million. A quarterly cash dividend of $0.027 per share of common stock was declared in the first quarter of 2020 which totaled $2.2 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At March 31, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $17.0 million and remaining borrowing availability of $13.0 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $60 million in 2020 was obtained from the lender in November 2020. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2021 and December 31, 2020.

The following is a summary of our contractual obligations as of March 31, 2021.

	Payments Due by Period
(In thousands)	Remainder of 2021	2022 And 2023	2024 And 2025	Thereafter	Total
Purchase obligations for revenue equipment	$89,283	$—	$—	$—	$89,283
Operating lease obligations	376	334	116	—	826
Total	$89,659	$334	$116	$—	$90,109

The obligation to issue shares of our common stock under our nonqualified deferred compensation plan at March 31, 2021 of 394,985 shares of Company common stock with a value of $6.7 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $17.0 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at March 31, 2021.

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

Critical Accounting Policies

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reviewed and determined that those critical accounting policies remain our critical accounting policies as of and for the three months ended March 31, 2021, and that there have been no material changes to our critical accounting policies during this period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2021, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.4 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 7, 2021, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 7, 2021	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)