Form 10-Q
period 2021-06-30
MARTEN TRANSPORT LTD
filed 2021-08-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 82,880,930 as of July 26, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,672	$66,127
Receivables:
Trade, net	92,920	83,426
Other	4,904	4,202
Prepaid expenses and other	23,444	21,903
Total current assets	201,940	175,658

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	947,071	930,123
Accumulated depreciation	(266,342)	(275,950)
Net property and equipment	680,729	654,173
Other noncurrent assets	1,694	1,805
Total assets	$884,363	$831,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,279	$25,702
Insurance and claims accruals	41,438	39,595
Accrued and other current liabilities	26,272	24,497
Total current liabilities	106,989	89,794
Deferred income taxes	123,312	121,098
Noncurrent operating lease liabilities	421	411
Total liabilities	230,722	211,303

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 82,880,930 shares at June 30, 2021, and 82,705,005 shares at December 31, 2020, issued and outstanding	829	827
Additional paid-in capital	85,578	85,070
Retained earnings	567,234	534,436
Total stockholders’ equity	653,641	620,333
Total liabilities and stockholders’ equity	$884,363	$831,636

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2021	2020	2021	2020

Operating revenue	$232,442	$212,384	$455,488	$431,030

Operating expenses (income):
Salaries, wages and benefits	75,296	73,476	148,294	146,237
Purchased transportation	45,003	36,165	85,768	76,610
Fuel and fuel taxes	32,007	20,868	60,944	49,165
Supplies and maintenance	11,167	11,833	22,182	24,061
Depreciation	25,540	25,972	51,227	51,399
Operating taxes and licenses	2,718	2,615	5,430	5,254
Insurance and claims	9,391	11,633	20,837	23,917
Communications and utilities	2,056	1,977	4,139	3,962
Gain on disposition of revenue equipment	(5,339)	(2,216)	(7,323)	(3,771)
Other	6,085	4,805	11,474	10,908

Total operating expenses	203,924	187,128	402,972	387,742

Operating income	28,518	25,256	52,516	43,288

Other	(9)	(13)	(19)	(110)

Income before income taxes	28,527	25,269	52,535	43,398

Income taxes expense	7,109	7,135	13,111	11,546

Net income	$21,418	$18,134	$39,424	$31,852

Basic earnings per common share	$0.26	$0.22	$0.48	$0.39

Diluted earnings per common share	$0.26	$0.22	$0.47	$0.38

Dividends declared per common share	$0.04	$0.027	$0.08	$0.053

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2020	82,705	$827	$85,070	$534,436	$620,333
Net income	-	-	-	18,006	18,006
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	70	1	160	-	161
Employee taxes paid in exchange for shares withheld	-	-	(547)	-	(547)
Share-based payment arrangement compensation expense	-	-	336	-	336
Dividends on common stock	-	-	-	(3,311)	(3,311)
Balance at March 31, 2021	82,775	828	85,019	549,131	634,978
Net income	-	-	-	21,418	21,418
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	106	1	335	-	336
Employee taxes paid in exchange for shares withheld	-	-	(706)	-	(706)
Share-based payment arrangement compensation expense	-	-	930	-	930
Dividends on common stock	-	-	-	(3,315)	(3,315)
Balance at June 30, 2021	82,881	$829	$85,578	$567,234	$653,641

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	82,055	$821	$79,465	$517,303	$597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(53)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	259	3	1,052	(1)	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	82,261	823	79,730	528,827	609,380
Net income	-	-	-	18,134	18,134
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	401	4	3,360	(1)	3,363
Share-based payment arrangement compensation expense	-	-	726	-	726
Dividends on common stock	-	-	-	(2,205)	(2,205)
Balance at June 30, 2020	82,662	$827	$83,816	$544,755	$629,398

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2021	2020
Cash flows provided by operating activities:
Operations:
Net income	$39,424	$31,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,227	51,399
Tires in service amortization	3,263	3,328
Gain on disposition of revenue equipment	(7,323)	(3,771)
Deferred income taxes	2,214	1,263
Share-based payment arrangement compensation expense	1,266	972
Changes in other current operating items:
Receivables	(7,596)	14,764
Prepaid expenses and other	(3,425)	(3,798)
Accounts payable	392	951
Insurance and claims accruals	1,843	4,105
Accrued and other current liabilities	2,080	3,002
Net cash provided by operating activities	83,365	104,067

Cash flows used for investing activities:
Revenue equipment additions	(98,877)	(75,463)
Proceeds from revenue equipment dispositions	38,995	19,788
Buildings and land, office equipment and other additions	(1,520)	(3,476)
Other	(36)	(39)
Net cash used for investing activities	(61,438)	(59,190)

Cash flows used for financing activities:
Dividends on common stock	(6,626)	(4,398)
Repurchase and retirement of common stock	-	(597)
Issuance of common stock from share-based payment arrangement exercises	497	4,417
Employee taxes paid in exchange for shares withheld	(1,253)	(437)
Net cash used for financing activities	(7,382)	(1,015)

Net change in cash and cash equivalents	14,545	43,862

Cash and cash equivalents:
Beginning of period	66,127	31,461
End of period	$80,672	$75,323

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$10,585	$(5,985)
Operating lease assets and liabilities acquired	$-	$88

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$8,319	$987
Interest	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$21,418	$18,134	$39,424	$31,852
Denominator:
Basic earnings per common share - weighted-average shares	82,840	82,527	82,799	82,371
Effect of dilutive stock options	557	606	585	647
Diluted earnings per common share - weighted-average shares and assumed conversions	83,397	83,133	83,384	83,018

Basic earnings per common share	$0.26	$0.22	$0.48	$0.39
Diluted earnings per common share	$0.26	$0.22	$0.47	$0.38

Options totaling 322,150 equivalent shares for each of the three-month and six-month periods ended June 30, 2021, and 280,950 and 301,350 equivalent shares for the three-month and six-month periods ended June 30, 2020, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 66,912 and 109,371 equivalent shares for the three-month and six-month periods ended June 30, 2021, respectively, and 99,987 equivalent shares for each of the three-month and six-month periods ended June 30, 2020, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Stock Split

On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. Our consolidated condensed financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

(4) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At June 30, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. At December 31, 2020, there was also no outstanding principal balance on the facility. As of that date, we also had outstanding standby letters of credit of $17.0 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.78% at June 30, 2021.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $60 million in 2020 was obtained from the lender in November 2020. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2021 and December 31, 2020.

(5) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $140,000 in the first six months of 2021 and $124,000 in the first six months of 2020 for fuel, tires and related services. In addition, we paid $1.0 million in the first six months of 2021 and $1.2 million in the first six months of 2020 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first six months of 2021. As of June 30, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

(7) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.04 per share of common stock was declared in each of the first two quarters of 2021 which totaled $6.6 million. A quarterly cash dividend of $0.027 per share of common stock was declared in each of the first two quarters of 2020 which totaled $4.4 million.

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

(8) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first six months of 2021, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2021 and 2020 was $1.3 million and $972,000, respectively.

(9) Termination of Deferred Compensation Plan

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our Deferred Compensation Plan. The plan was an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis. The termination was effective May 5, 2021. All shares of Company common stock within the plan will be distributed by May 5, 2022.

(10) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11) Commitments and Contingencies

We are committed to new revenue equipment purchases of $52.1 million through the remainder of 2021. Operating lease obligation expenditures through 2025 total $832,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.5 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively. We had no impairment losses on contract assets in the first six months of 2021 or in 2020. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2021	2020	2021	2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,633	$85,966	$167,552	$169,823
Truckload fuel surcharge revenue	12,308	8,234	23,304	19,509
Total Truckload revenue	95,941	94,200	190,856	189,332

Dedicated revenue, net of fuel surcharge revenue	67,227	67,076	134,129	131,235
Dedicated fuel surcharge revenue	12,894	8,351	24,229	19,229
Total Dedicated revenue	80,121	75,427	158,358	150,464

Intermodal revenue, net of fuel surcharge revenue	22,031	18,542	41,477	39,136
Intermodal fuel surcharge revenue	3,561	1,759	6,119	4,845
Total Intermodal revenue	25,592	20,301	47,596	43,981

Brokerage revenue	30,788	22,456	58,678	47,253
Total operating revenue	$232,442	$212,384	$455,488	$431,030

Operating income:
Truckload	$13,197	$11,036	$24,612	$17,821
Dedicated	10,617	11,452	19,553	19,985
Intermodal	1,850	954	3,311	2,260
Brokerage	2,854	1,814	5,040	3,222
Total operating income	$28,518	$25,256	$52,516	$43,288

Truckload segment depreciation expense was $12.9 million and $14.0 million, Dedicated segment depreciation expense was $10.7 million and $10.3 million, Intermodal segment depreciation expense was $1.6 million and $1.3 million, and Brokerage segment depreciation expense was $298,000 and $306,000 in the three-month periods ended June 30, 2021 and 2020, respectively.

Truckload segment depreciation expense was $26.1 million and $27.8 million, Dedicated segment depreciation expense was $21.4 million and $20.2 million, Intermodal segment depreciation expense was $3.1 million and $2.7 million, and Brokerage segment depreciation expense was $580,000 and $667,000 in the six-month periods ended June 30, 2021 and 2020, respectively.

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

Our operating revenue increased $24.5 million, or 5.7%, in the first six months of 2021 from the first six months of 2020. Our operating revenue, net of fuel surcharges, increased $14.4 million, or 3.7%, compared with the first six months of 2020. Truckload segment revenue, net of fuel surcharges, decreased 1.3% from the first six months of 2020 due to a reduction in our average number of tractors, despite an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 2.2% from the first six months of 2020 primarily due to an increase in our average number of tractors partially offset by a decrease in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 6.0% from the first six months of 2020 primarily due to an increase in revenue per load. Brokerage segment revenue increased 24.2% primarily due to an increase in revenue per load in the first six months of 2021. Fuel surcharge revenue increased to $53.7 million in the first six months of 2021 from $43.6 million in the first six months of 2020, primarily due to higher fuel costs.

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

Our operating income improved 21.3% to $52.5 million in the first six months of 2021 from $43.3 million in the first six months of 2020. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in the first six months of 2021 from 90.0% in the first six months of 2020. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 86.9% in the first six months of 2021 from 88.8% in the first six months of 2020. Our net income improved 23.8% to $39.4 million, or $0.47 per diluted share, in the first six months of 2021 from $31.9 million, or $0.38 per diluted share, in the first six months of 2020.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2021, we had $80.7 million of cash and cash equivalents, $653.6 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2021, net cash flows provided by operating activities of $83.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $59.9 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $1.0 million, resulting in a $14.5 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $74 million for the remainder of 2021. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Truckload Segment:
Revenue (in thousands)	$95,941	$94,200	$190,856	$189,332
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,146	$3,829	$4,101	$3,821
Average tractors(1)	1,552	1,727	1,580	1,710
Average miles per trip	513	557	524	558
Total miles (in thousands)	37,285	42,833	75,568	83,872

Dedicated Segment:
Revenue (in thousands)	$80,121	$75,427	$158,358	$150,464
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,268	$3,314	$3,241	$3,309
Average tractors(1)	1,582	1,557	1,601	1,525
Average miles per trip	323	307	315	306
Total miles (in thousands)	32,255	33,174	64,254	64,710

Intermodal Segment:
Revenue (in thousands)	$25,592	$20,301	$47,596	$43,981
Loads	8,646	8,693	16,628	18,430
Average tractors	148	98	141	99

Brokerage Segment:
Revenue (in thousands)	$30,788	$22,456	$58,678	$47,253
Loads	14,341	15,280	28,916	31,388

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 118 and 124 tractors as of June 30, 2021 and 2020, respectively.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$83,633	$85,966	$(2,333)	(2.7)%
Truckload fuel surcharge revenue	12,308	8,234	4,074	49.5
Total Truckload revenue	95,941	94,200	1,741	1.8

Dedicated revenue, net of fuel surcharge revenue	67,227	67,076	151	0.2
Dedicated fuel surcharge revenue	12,894	8,351	4,543	54.4
Total Dedicated revenue	80,121	75,427	4,694	6.2

Intermodal revenue, net of fuel surcharge revenue	22,031	18,542	3,489	18.8
Intermodal fuel surcharge revenue	3,561	1,759	1,802	102.4
Total Intermodal revenue	25,592	20,301	5,291	26.1

Brokerage revenue	30,788	22,456	8,332	37.1

Total operating revenue	$232,442	$212,384	$20,058	9.4%

Operating income:
Truckload	$13,197	$11,036	$2,161	19.6%
Dedicated	10,617	11,452	(835)	(7.3)
Intermodal	1,850	954	896	93.9
Brokerage	2,854	1,814	1,040	57.3
Total operating income	$28,518	$25,256	$3,262	12.9%

Operating ratio(1):
Truckload	86.2%	88.3%
Dedicated	86.7	84.8
Intermodal	92.8	95.3
Brokerage	90.7	91.9
Consolidated operating ratio	87.7%	88.1%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $20.1 million, or 9.4%, to $232.4 million in the 2021 period from $212.4 million in the 2020 period. Our operating revenue, net of fuel surcharges, increased $9.6 million, or 5.0%, to $203.7 million in the 2021 period from $194.0 million in the 2020 period. This increase was due to an $8.3 million increase in Brokerage revenue, a $3.5 million increase in Intermodal revenue, net of fuel surcharges, and a $151,000 increase in Dedicated revenue, net of fuel surcharges, partially offset by a $2.3 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased by $10.4 million to $28.8 million in the 2021 period from $18.3 million in the 2020 period.

Truckload segment revenue increased $1.7 million, or 1.8%, to $95.9 million in the 2021 period from $94.2 million in the 2020 period. Truckload segment revenue, net of fuel surcharges, decreased $2.3 million, or 2.7%, to $83.6 million in the 2021 period from $86.0 million in the 2020 period. During the 2021 period, an increase in our average revenue per tractor was more than offset by a reduction in our average number of tractors. The improvement in the operating ratio in the 2021 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers, a reduction in insurance and claims expense and an increase in gain on disposition of revenue equipment, partially offset by increased net fuel expense.

Dedicated segment revenue increased $4.7 million, or 6.2%, to $80.1 million in the 2021 period from $75.4 million in the 2020 period. Dedicated segment revenue, net of fuel surcharges, increased 0.2% primarily due to an increase in our average number of tractors partially offset by a decrease in our average revenue per tractor. The operating ratio was negatively impacted in the 2021 period by a decrease in our average revenue per tractor and higher net fuel and depreciation costs.

Intermodal segment revenue increased $5.3 million, or 26.1%, to $25.6 million in the 2021 period from $20.3 million in the 2020 period. Intermodal segment revenue, net of fuel surcharges, increased 18.8% from the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $8.3 million, or 37.1%, to $30.8 million in the 2021 period from $22.5 million in the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to decreases in various cost components across the segment and increased rates with our customers.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$20,058	9.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,820	2.5	32.4	34.6
Purchased transportation	8,838	24.4	19.4	17.0
Fuel and fuel taxes	11,139	53.4	13.8	9.8
Supplies and maintenance	(666)	(5.6)	4.8	5.6
Depreciation	(432)	(1.7)	11.0	12.2
Operating taxes and licenses	103	3.9	1.2	1.2
Insurance and claims	(2,242)	(19.3)	4.0	5.5
Communications and utilities	79	4.0	0.9	0.9
Gain on disposition of revenue equipment	(3,123)	(140.9)	(2.3)	(1.0)
Other	1,280	26.6	2.6	2.3
Total operating expenses	16,796	9.0	87.7	88.1
Operating income	3,262	12.9	12.3	11.9
Other	4	30.8	-	-
Income before income taxes	3,258	12.9	12.3	11.9
Income taxes expense	(26)	(0.4)	3.1	3.4
Net income	$3,284	18.1%	9.2%	8.5%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $1.8 million, or 2.5%, in the 2021 period from the 2020 period. Along with other smaller increases in the components of salaries, wages and benefits, employees’ health insurance expense increased by $939,000 in the 2021 period as a result of higher self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $8.8 million in total, or 24.4%, in the 2021 period from the 2020 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $1.4 million to $14.8 million in the 2021 period from $13.3 million in the 2020 period, primarily due to increased fuel surcharges from the railroads. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $7.0 million to $25.7 million in the 2021 period from $18.7 million in the 2020 period, primarily due to an increase in the cost per load within the tight freight market. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $438,000 in the 2021 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $11.1 million, or 53.4%, in the 2021 period from the 2020 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.1 million, or 44.2%, to $6.8 million in the 2021 period from $4.7 million in the 2020 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.5 million from $2.2 million in the 2020 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $3.21 per gallon from $2.43 per gallon in the 2020 period. Net fuel expense increased to 3.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 2.7% in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $666,000, or 5.6%, from the 2020 period primarily due to lower outside repair and loading/unloading costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $432,000, or 1.7%, decrease in depreciation in the 2021 period was primarily due to a decrease in the size of our fleet of tractors. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.2 million, or 19.3%, decrease in insurance and claims in the 2021 period was primarily due to decreases in the cost of our physical damage claims related to our revenue equipment and our self-insured auto liability claims, partially offset by increased insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $5.3 million in the 2021 period, up from $2.2 million in the 2020 period primarily due to an increase in the number of tractors and trailers sold along with an increase in the average gain for the sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $1.3 million increase in other operating expenses in the 2021 period was primarily due to increased costs associated with driver recruitment and chassis rental.

Our operating income improved 12.9% to $28.5 million in the 2021 period from $25.3 million in the 2020 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 87.7% in the 2021 period from 88.1% in the 2020 period. The operating ratio for our Truckload segment was 86.2% in the 2021 period and 88.3% in the 2020 period, for our Dedicated segment was 86.7% in the 2021 period and 84.8% in the 2020 period, for our Intermodal segment was 92.8% in the 2021 period and 95.3% in the 2020 period, and for our Brokerage segment was 90.7% in the 2021 period and 91.9% in the 2020 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 86.0% in the 2021 period from 87.0% in the 2020 period.

Our effective income tax rate decreased to 24.9% in the 2021 period from 28.2% in the 2020 period. The 2020 period included additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available.

As a result of the factors described above, net income improved 18.1% to $21.4 million, or $0.26 per diluted share, in the 2021 period from $18.1 million, or $0.22 per diluted share, in the 2020 period.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months Ended		Six Months Ended	Six Months Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$167,552	$169,823	$(2,271)	(1.3)%
Truckload fuel surcharge revenue	23,304	19,509	3,795	19.5
Total Truckload revenue	190,856	189,332	1,524	0.8

Dedicated revenue, net of fuel surcharge revenue	134,129	131,235	2,894	2.2
Dedicated fuel surcharge revenue	24,229	19,229	5,000	26.0
Total Dedicated revenue	158,358	150,464	7,894	5.2

Intermodal revenue, net of fuel surcharge revenue	41,477	39,136	2,341	6.0
Intermodal fuel surcharge revenue	6,119	4,845	1,274	26.3
Total Intermodal revenue	47,596	43,981	3,615	8.2

Brokerage revenue	58,678	47,253	11,425	24.2

Total operating revenue	$455,488	$431,030	$24,458	5.7%

Operating income:
Truckload	$24,612	$17,821	$6,791	38.1%
Dedicated	19,553	19,985	(432)	(2.2)
Intermodal	3,311	2,260	1,051	46.5
Brokerage	5,040	3,222	1,818	56.4
Total operating income	$52,516	$43,288	$9,228	21.3%

Operating ratio(1):
Truckload	87.1%	90.6%
Dedicated	87.7	86.7
Intermodal	93.0	94.9
Brokerage	91.4	93.2
Consolidated operating ratio	88.5%	90.0%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $24.5 million, or 5.7%, to $455.5 million in the 2021 period from $431.0 million in the 2020 period. Our operating revenue, net of fuel surcharges, increased $14.4 million, or 3.7%, to $401.8 million in the 2021 period from $387.4 million in the 2020 period. This increase was due to an $11.4 million increase in Brokerage revenue, a $2.9 million increase in Dedicated revenue, net of fuel surcharges, and a $2.3 million increase in Intermodal revenue, net of fuel surcharges, partially offset by a $2.3 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $53.7 million in the 2021 period from $43.6 million in the 2020 period, primarily due to higher fuel costs.

Truckload segment revenue increased $1.5 million, or 0.8%, to $190.9 million in the 2021 period from $189.3 million in the 2020 period. Truckload segment revenue, net of fuel surcharges, decreased $2.3 million, or 1.3%, to $167.6 million in the 2021 period from $169.8 million in the 2020 period. The decrease was due to a reduction in our average number of tractors, despite an increase in our average revenue per tractor. The improvement in the operating ratio in the 2021 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers, a reduction in insurance and claims expense and an increase in gain on disposition of revenue equipment, partially offset by increased net fuel expense.

Dedicated segment revenue increased $7.9 million, or 5.2%, to $158.4 million in the 2021 period from $150.5 million in the 2020 period. Dedicated segment revenue, net of fuel surcharges, increased 2.2% primarily due to an increase in our average number of tractors partially offset by a decrease in our average revenue per tractor. The increase in the operating ratio was primarily due to a decrease in our average revenue per tractor and higher net fuel and depreciation costs in the 2021 period.

Intermodal segment revenue increased $3.6 million, or 8.2%, to $47.6 million in the 2021 period from $44.0 million in the 2020 period. Intermodal segment revenue, net of fuel surcharges, increased 6.0% from the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $11.4 million, or 24.2%, to $58.7 million in the 2021 period from $47.3 million in the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to decreases in various cost components across the segment and increased rates with our customers.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$24,458	5.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	2,057	1.4	32.6	33.9
Purchased transportation	9,158	12.0	18.8	17.8
Fuel and fuel taxes	11,779	24.0	13.4	11.4
Supplies and maintenance	(1,879)	(7.8)	4.9	5.6
Depreciation	(172)	(0.3)	11.2	11.9
Operating taxes and licenses	176	3.3	1.2	1.2
Insurance and claims	(3,080)	(12.9)	4.6	5.5
Communications and utilities	177	4.5	0.9	0.9
Gain on disposition of revenue equipment	(3,552)	(94.2)	(1.6)	(0.9)
Other	566	5.2	2.5	2.5
Total operating expenses	15,230	3.9	88.5	90.0
Operating income	9,228	21.3	11.5	10.0
Other	91	82.7	-	-
Income before income taxes	9,137	21.1	11.5	10.1
Income taxes expense	1,565	13.6	2.9	2.7
Net income	$7,572	23.8%	8.7%	7.4%

Salaries, wages and benefits expense increased $2.1 million, or 1.4%, in the 2021 period from the 2020 period. Bonus compensation expense for our non-driver employees increased by $797,000 and company driver compensation expense increased by $621,000 in the 2021 period. These increases, along with other smaller increases in the components of salaries, wages and benefits, were partially offset by a $450,000 decrease in employees’ health insurance expense as a result of lower self-insured medical claims.

Purchased transportation expense increased $9.2 million in total, or 12.0%, in the 2021 period from the 2020 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $1.8 million to $27.3 million in the 2021 period from $29.1 million in the 2020 period, primarily due to a decrease in the volume of loads moved on the rail. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $9.4 million to $49.3 million in the 2021 period from $39.9 million in the 2020 period, primarily due to an increase in the cost per load within the tight freight market. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.5 million in the 2021 period as the rates paid for independent contractors’ services rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $11.8 million, or 24.0%, in the 2021 period from the 2020 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.4 million, or 21.9%, to $13.4 million in the 2021 period from $11.0 million in the 2020 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $6.1 million from $5.4 million in the 2020 period. The DOE national average cost of fuel increased to $3.06 per gallon from $2.66 per gallon in the 2020 period. Net fuel expense increased to 3.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.2% in the 2020 period.

Our supplies and maintenance expense decreased $1.9 million, or 7.8%, from the 2020 period primarily due to lower parts, tires, outside repair and loading/unloading costs.

Our depreciation expense decreased $172,000, or 0.3%, in the 2021 period primarily due to a decrease in the size of our fleet of tractors.

Our insurance and claims expense decreased $3.1 million, or 12.9%, in the 2021 period primarily due to decreases in the cost of our self-insured auto liability claims and our physical damage claims related to our revenue equipment, partially offset by increased insurance premiums.

Gain on disposition of revenue equipment was $7.3 million in the 2021 period, up from $3.8 million in the 2020 period primarily due to an increase in the number of tractors and trailers sold along with an increase in the average gain for the sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income improved 21.3% to $52.5 million in the 2021 period from $43.3 million in the 2020 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in the 2021 period from 90.0% in the 2020 period. The operating ratio for our Truckload segment was 87.1% in the 2021 period and 90.6% in the 2020 period, for our Dedicated segment was 87.7% in the 2021 period and 86.7% in the 2020 period, for our Intermodal segment was 93.0% in the 2021 period and 94.9% in the 2020 period, and for our Brokerage segment was 91.4% in the 2021 period and 93.2% in the 2020 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 86.9% in the 2021 period from 88.8% in the 2020 period.

Our effective income tax rate decreased to 25.0% in the 2021 period from 26.6% in the 2020 period. The 2020 period included additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available.

As a result of the factors described above, net income improved 23.8% to $39.4 million, or $0.47 per diluted share, in the 2021 period from $31.9 million, or $0.38 per diluted share, in the 2020 period.

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

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash flows provided by operating activities	$83,365	$104,067
Net cash flows used for investing activities	(61,438)	(59,190)
Net cash flows used for financing activities	(7,382)	(1,015)

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first six months of 2021. As of June 30, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

In the first six months of 2021, net cash flows provided by operating activities of $83.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $59.9 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $1.0 million, resulting in a $14.5 million increase in cash and cash equivalents. In the first six months of 2020, net cash flows provided by operating activities of $104.1 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $55.7 million, to pay cash dividends of $4.4 million, and to upgrade regional operating facilities in the amount of $2.2 million, resulting in a $43.9 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $74 million for the remainder of 2021. A quarterly cash dividend of $0.04 per share of common stock was declared in each of the first two quarters of 2021 which totaled $6.6 million. A quarterly cash dividend of $0.027 per share of common stock was declared in each of the first two quarters of 2020 which totaled $4.4 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At June 30, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in a total amount of up to $60 million in 2020 was obtained from the lender in November 2020. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2021 and December 31, 2020.

The following is a summary of our contractual obligations as of June 30, 2021.

	Payments Due by Period
(In thousands)	Remainder of 2021	2022 And 2023	2024 And 2025	Thereafter	Total
Purchase obligations for revenue equipment	$52,055	$—	$—	$—	$52,055
Operating lease obligations	245	471	116	—	832
Total	$52,300	$471	$116	$—	$52,887

The obligation to issue shares of our common stock under our nonqualified deferred compensation plan at June 30, 2021 of 296,957 shares of Company common stock with a value of $4.9 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $18.5 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at June 30, 2021.

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

Critical Accounting Policies

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reviewed and determined that those critical accounting policies remain our critical accounting policies as of and for the six months ended June 30, 2021, and that there have been no material changes to our critical accounting policies during this period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2021, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.0 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.28	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2021.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Registrant’s Chief Executive Officer and President (Principal Executive Officer)

Filed with this Report.

31.2

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 6, 2021, formatted in Inline XBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 6, 2021	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)