Form 10-Q
period 2021-09-30
MARTEN TRANSPORT LTD
filed 2021-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 82,942,839 as of October 25, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,900	$66,127
Receivables:
Trade, net	99,686	83,426
Other	6,208	4,202
Prepaid expenses and other	22,150	21,903
Total current assets	211,944	175,658

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	957,708	930,123
Accumulated depreciation	(267,808)	(275,950)
Net property and equipment	689,900	654,173
Other noncurrent assets	1,539	1,805
Total assets	$903,383	$831,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,687	$25,702
Insurance and claims accruals	41,128	39,595
Accrued and other current liabilities	32,667	24,497
Accrued dividends	44,789	-
Total current liabilities	152,271	89,794
Deferred income taxes	120,689	121,098
Noncurrent operating lease liabilities	336	411
Total liabilities	273,296	211,303

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 82,942,839 shares at September 30, 2021, and 82,705,005 shares at December 31, 2020, issued and outstanding	829	827
Additional paid-in capital	85,539	85,070
Retained earnings	543,719	534,436
Total stockholders’ equity	630,087	620,333
Total liabilities and stockholders’ equity	$903,383	$831,636

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2021	2020	2021	2020

Operating revenue	$251,280	$216,011	$706,768	$647,041

Operating expenses (income):
Salaries, wages and benefits	81,091	74,797	229,385	221,034
Purchased transportation	52,861	37,066	138,629	113,676
Fuel and fuel taxes	33,909	24,268	94,853	73,433
Supplies and maintenance	11,685	12,440	33,867	36,501
Depreciation	25,371	25,580	76,598	76,979
Operating taxes and licenses	2,606	2,749	8,036	8,003
Insurance and claims	10,501	11,243	31,338	35,160
Communications and utilities	2,181	1,999	6,320	5,961
Gain on disposition of revenue equipment	(4,536)	(2,128)	(11,859)	(5,899)
Gain on disposition of facility	-	(1,718)	-	(1,718)
Other	7,115	5,315	18,589	16,223

Total operating expenses	222,784	191,611	625,756	579,353

Operating income	28,496	24,400	81,012	67,688

Other	(8)	(17)	(27)	(127)

Income before income taxes	28,504	24,417	81,039	67,815

Income taxes expense	7,230	6,373	20,341	17,919

Net income	$21,274	$18,044	$60,698	$49,896

Basic earnings per common share	$0.26	$0.22	$0.73	$0.61

Diluted earnings per common share	$0.26	$0.22	$0.73	$0.60

Dividends paid per common share	$-	$0.04	$0.08	$0.093

Dividends declared per common share	$0.54	$0.04	$0.62	$0.093

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2020	82,705	$827	$85,070	$534,436	$620,333
Net income	-	-	-	18,006	18,006
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	70	1	160	-	161
Employee taxes paid in exchange for shares withheld	-	-	(547)	-	(547)
Share-based payment arrangement compensation expense	-	-	336	-	336
Dividends paid on common stock	-	-	-	(3,311)	(3,311)
Balance at March 31, 2021	82,775	828	85,019	549,131	634,978
Net income	-	-	-	21,418	21,418
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	106	1	335	-	336
Employee taxes paid in exchange for shares withheld	-	-	(706)	-	(706)
Share-based payment arrangement compensation expense	-	-	930	-	930
Dividends paid on common stock	-	-	-	(3,315)	(3,315)
Balance at June 30, 2021	82,881	829	85,578	567,234	653,641
Net income	-	-	-	21,274	21,274
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	62	-	61	-	61
Employee taxes paid in exchange for shares withheld	-	-	(673)	-	(673)
Share-based payment arrangement compensation expense	-	-	573	-	573
Accrued dividends on common stock	-	-	-	(44,789)	(44,789)
Balance at September 30, 2021	82,943	$829	$85,539	$543,719	$630,087

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2019	82,055	$821	$79,465	$517,303	$597,589
Net income	-	-	-	13,718	13,718
Repurchase and retirement of common stock	(53)	(1)	(596)	-	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	259	3	1,052	(1)	1,054
Employee taxes paid in exchange for shares withheld	-	-	(437)	-	(437)
Share-based payment arrangement compensation expense	-	-	246	-	246
Dividends paid on common stock	-	-	-	(2,193)	(2,193)
Balance at March 31, 2020	82,261	823	79,730	528,827	609,380
Net income	-	-	-	18,134	18,134
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	401	4	3,360	(1)	3,363
Share-based payment arrangement compensation expense	-	-	726	-	726
Dividends paid on common stock	-	-	-	(2,205)	(2,205)
Balance at June 30, 2020	82,662	827	83,816	544,755	629,398
Net income	-	-	-	18,044	18,044
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	19	-	181	-	181
Share-based payment arrangement compensation expense	-	-	392	-	392
Dividends paid on common stock	-	-	-	(3,307)	(3,307)
Balance at September 30, 2020	82,681	$827	$84,389	$559,492	$644,708

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2021	2020
Cash flows provided by operating activities:
Operations:
Net income	$60,698	$49,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,598	76,979
Tires in service amortization	4,858	4,937
Gain on disposition of revenue equipment	(11,859)	(5,899)
Gain on disposition of facility	-	(1,718)
Deferred income taxes	(409)	3,868
Share-based payment arrangement compensation expense	1,839	1,364
Changes in other current operating items:
Receivables	(14,805)	16,847
Prepaid expenses and other	(3,076)	(2,317)
Accounts payable	7,502	1,315
Insurance and claims accruals	1,533	4,900
Accrued and other current liabilities	5,030	4,535
Net cash provided by operating activities	127,909	154,707

Cash flows used for investing activities:
Revenue equipment additions	(157,301)	(138,457)
Proceeds from revenue equipment dispositions	58,525	46,872
Buildings and land, office equipment and other additions	(3,330)	(4,697)
Proceeds from buildings and land, office equipment and other dispositions	-	2,573
Other	(36)	(39)
Net cash used for investing activities	(102,142)	(93,748)

Cash flows used for financing activities:
Dividends paid on common stock	(6,626)	(7,705)
Repurchase and retirement of common stock	-	(597)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	558	4,598
Employee taxes paid in exchange for shares withheld	(1,926)	(437)
Net cash used for financing activities	(7,994)	(4,141)

Net change in cash and cash equivalents	17,773	56,818

Cash and cash equivalents:
Beginning of period	66,127	31,461
End of period	$83,900	$88,279

Supplemental non-cash disclosure:
Dividends declared and not yet paid	$44,789	$-
Change in property and equipment not yet paid	$692	$2,355
Operating lease assets and liabilities acquired	$-	$88

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$17,214	$5,543
Interest	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$21,274	$18,044	$60,698	$49,896
Denominator:
Basic earnings per common share - weighted-average shares	82,907	82,672	82,835	82,472
Effect of dilutive stock options	465	607	545	626
Diluted earnings per common share - weighted-average shares and assumed conversions	83,372	83,279	83,380	83,098

Basic earnings per common share	$0.26	$0.22	$0.73	$0.61
Diluted earnings per common share	$0.26	$0.22	$0.73	$0.60

Options totaling 339,450 and 328,550 equivalent shares for the three-month and nine-month periods ended September 30, 2021, respectively, and 181,650 and 288,150 equivalent shares for the three-month and nine-month periods ended September 30, 2020, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 66,912 equivalent shares for each of the three-month and nine-month periods ended September 30, 2021, and 43,923 and 96,423 equivalent shares for the three-month and nine-month periods ended September 30, 2020, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At September 30, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. At December 31, 2020, there was also no outstanding principal balance on the facility. As of that date, we also had outstanding standby letters of credit of $17.0 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.78% at September 30, 2021.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021 and of up to $60 million in 2020 were obtained from the lender in August 2021 and November 2020, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2021 and December 31, 2020.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $234,000 in the first nine months of 2021 and $166,000 in the first nine months of 2020 for fuel, tires and related services. In addition, we paid $1.5 million in the first nine months of 2021 and $1.7 million in the first nine months of 2020 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

(5) Share Repurchase Program

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first nine months of 2021. As of September 30, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We declared cash dividends in August 2021 which were paid in October 2021 totaling $44.8 million which consisted of a special dividend of $0.50 per common share, along with a quarterly cash dividend of $0.04 per share of common stock. In 2020, we paid quarterly cash dividends of $0.027 per share of common stock in each of the first two quarters and of $0.04 per share of common stock in the third quarter which totaled $7.7 million.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021 and of up to $60 million in 2020 were obtained from the lender in August 2021 and November 2020, respectively.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2021, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2021 and 2020 was $1.8 million and $1.4 million, respectively.

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

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $16.5 million and a building construction obligation of $2.9 million through the remainder of 2021. Operating lease obligation expenditures through 2025 total $670,000.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers and our temperature-controlled trailers, each on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.6 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively. We had no impairment losses on contract assets in the first nine months of 2021 or in 2020. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2021	2020	2021	2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,889	$85,074	$254,441	$254,897
Truckload fuel surcharge revenue	12,728	8,549	36,032	28,058
Total Truckload revenue	99,617	93,623	290,473	282,955

Dedicated revenue, net of fuel surcharge revenue	68,826	69,002	202,955	200,237
Dedicated fuel surcharge revenue	13,336	9,335	37,565	28,564
Total Dedicated revenue	82,162	78,337	240,520	228,801

Intermodal revenue, net of fuel surcharge revenue	22,716	19,991	64,193	59,127
Intermodal fuel surcharge revenue	4,031	1,985	10,150	6,830
Total Intermodal revenue	26,747	21,976	74,343	65,957

Brokerage revenue	42,754	22,075	101,432	69,328
Total operating revenue	$251,280	$216,011	$706,768	$647,041

Operating income:
Truckload	$11,670	$10,546	$36,282	$28,367
Dedicated	8,521	11,024	28,074	31,009
Intermodal	2,840	1,304	6,151	3,564
Brokerage	5,465	1,526	10,505	4,748
Total operating income	$28,496	$24,400	$81,012	$67,688

Truckload segment depreciation expense was $12.9 million and $13.4 million, Dedicated segment depreciation expense was $10.6 million and $10.5 million, Intermodal segment depreciation expense was $1.6 million and $1.4 million, and Brokerage segment depreciation expense was $260,000 and $271,000 in the three-month periods ended September 30, 2021 and 2020, respectively.

Truckload segment depreciation expense was $39.0 million and $41.3 million, Dedicated segment depreciation expense was $32.0 million and $30.7 million, Intermodal segment depreciation expense was $4.7 million and $4.1 million, and Brokerage segment depreciation expense was $840,000 and $939,000 in the nine-month periods ended September 30, 2021 and 2020, respectively.

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

(13) Subsequent Event

On October 3, 2021, we detected a cyberattack that accessed and encrypted files on servers utilized in the provision of our business. The unauthorized access also included the download of certain data files.

Promptly upon discovery of the incident, we launched an investigation and engaged legal counsel and industry-leading incident response professionals. We have notified law enforcement and will provide any notices that may be required by applicable law. While the investigation of the incident is ongoing, we have implemented a series of containment and remediation measures to address this situation and reinforce the security of our information technology systems. As a result, we were able to restore full functionality to our information technology systems quickly with minimal disruptions to our operations.

Based on our preliminary assessment and on the information currently known, we do not believe the incident will have a material impact on our business, operations or financial results. Nonetheless, the investigation indicates that certain employee data may have been at risk during the event and, out of an abundance of caution, we are offering our employees with credit monitoring and identity restoration services at no cost for two years.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers and our temperature-controlled trailers, each on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our operating revenue increased $59.7 million, or 9.2%, in the first nine months of 2021 from the first nine months of 2020. Our operating revenue, net of fuel surcharges, increased $39.4 million, or 6.8%, compared with the first nine months of 2020. Truckload segment revenue, net of fuel surcharges, decreased 0.2% from the first nine months of 2020 due to a reduction in our average number of tractors, despite an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 1.4% from the first nine months of 2020 primarily due to an increase in our average number of tractors. Intermodal segment revenue, net of fuel surcharges, increased 8.6% from the first nine months of 2020 primarily due to an increase in revenue per load. Brokerage segment revenue increased 46.3% primarily due to an increase in revenue per load in the first nine months of 2021. Fuel surcharge revenue increased to $83.7 million in the first nine months of 2021 from $63.5 million in the first nine months of 2020, primarily due to higher fuel costs.

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

Our operating income improved 19.7% to $81.0 million in the first nine months of 2021 from $67.7 million in the first nine months of 2020. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in the first nine months of 2021 from 89.5% in the first nine months of 2020. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.0% in the first nine months of 2021 from 88.4% in the first nine months of 2020. Our net income improved 21.6% to $60.7 million, or $0.73 per diluted share, in the first nine months of 2021 from $49.9 million, or $0.60 per diluted share, in the first nine months of 2020.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2021, we had $83.9 million of cash and cash equivalents, $630.1 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2021, net cash flows provided by operating activities of $127.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $98.8 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $2.4 million, resulting in a $17.8 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $35 million for the remainder of 2021. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We declared cash dividends in August 2021 which were paid in October 2021 totaling $44.8 million which consisted of a special dividend of $0.50 per common share, along with a quarterly cash dividend of $0.04 per share of common stock. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Truckload Segment:
Revenue (in thousands)	$99,617	$93,623	$290,473	$282,955
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,411	$3,955	$4,202	$3,865
Average tractors(1)	1,499	1,637	1,553	1,685
Average miles per trip	502	546	516	554
Total miles (in thousands)	35,945	41,210	111,513	125,082

Dedicated Segment:
Revenue (in thousands)	$82,162	$78,337	$240,520	$228,801
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,438	$3,295	$3,305	$3,304
Average tractors(1)	1,523	1,593	1,574	1,548
Average miles per trip	328	304	319	306
Total miles (in thousands)	31,511	33,843	95,765	98,553

Intermodal Segment:
Revenue (in thousands)	$26,747	$21,976	$74,343	$65,957
Loads	8,257	9,306	24,885	27,736
Average tractors	139	99	140	99

Brokerage Segment:
Revenue (in thousands)	$42,754	$22,075	$101,432	$69,328
Loads	18,251	13,670	47,167	45,058

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 101 and 132 tractors as of September 30, 2021 and 2020, respectively.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$86,889	$85,074	$1,815	2.1%
Truckload fuel surcharge revenue	12,728	8,549	4,179	48.9
Total Truckload revenue	99,617	93,623	5,994	6.4

Dedicated revenue, net of fuel surcharge revenue	68,826	69,002	(176)	(0.3)
Dedicated fuel surcharge revenue	13,336	9,335	4,001	42.9
Total Dedicated revenue	82,162	78,337	3,825	4.9

Intermodal revenue, net of fuel surcharge revenue	22,716	19,991	2,725	13.6
Intermodal fuel surcharge revenue	4,031	1,985	2,046	103.1
Total Intermodal revenue	26,747	21,976	4,771	21.7

Brokerage revenue	42,754	22,075	20,679	93.7

Total operating revenue	$251,280	$216,011	$35,269	16.3%

Operating income:
Truckload	$11,670	$10,546	$1,124	10.7%
Dedicated	8,521	11,024	(2,503)	(22.7)
Intermodal	2,840	1,304	1,536	117.8
Brokerage	5,465	1,526	3,939	258.1
Total operating income	$28,496	$24,400	$4,096	16.8%

Operating ratio(1):
Truckload	88.3%	88.7%
Dedicated	89.6	85.9
Intermodal	89.4	94.1
Brokerage	87.2	93.1
Consolidated operating ratio	88.7%	88.7%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $35.3 million, or 16.3%, to $251.3 million in the 2021 period from $216.0 million in the 2020 period. Our operating revenue, net of fuel surcharges, increased $25.0 million, or 12.8%, to $221.2 million in the 2021 period from $196.1 million in the 2020 period. This increase was due to a $20.7 million increase in Brokerage revenue, a $2.7 million increase in Intermodal revenue, net of fuel surcharges, and a $1.8 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $176,000 decrease in Dedicated revenue, net of fuel surcharges. Fuel surcharge revenue increased by $10.2 million to $30.1 million in the 2021 period from $19.9 million in the 2020 period.

Truckload segment revenue increased $6.0 million, or 6.4%, to $99.6 million in the 2021 period from $93.6 million in the 2020 period. Truckload segment revenue, net of fuel surcharges, increased $1.8 million, or 2.1%, to $86.9 million in the 2021 period from $85.1 million in the 2020 period. During the 2021 period, an increase in our average revenue per tractor was partially offset by a reduction in our average number of tractors. The improvement in the operating ratio in the 2021 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers and an increase in gain on disposition of revenue equipment, partially offset by increased company driver compensation expense.

Dedicated segment revenue increased $3.8 million, or 4.9%, to $82.2 million in the 2021 period from $78.3 million in the 2020 period. Dedicated segment revenue, net of fuel surcharges, decreased 0.3% primarily due to a decrease in our average number of tractors partially offset by an increase in our average revenue per tractor. The operating ratio was negatively impacted in the 2021 period by increases in both company driver compensation expense and driver recruiting costs.

Intermodal segment revenue increased $4.8 million, or 21.7%, to $26.7 million in the 2021 period from $22.0 million in the 2020 period. Intermodal segment revenue, net of fuel surcharges, increased 13.6% from the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $20.7 million, or 93.7%, to $42.8 million in the 2021 period from $22.1 million in the 2020 period primarily due to increases in both the number of loads and in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$35,269	16.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	6,294	8.4	32.3	34.6
Purchased transportation	15,795	42.6	21.0	17.2
Fuel and fuel taxes	9,641	39.7	13.5	11.2
Supplies and maintenance	(755)	(6.1)	4.7	5.8
Depreciation	(209)	(0.8)	10.1	11.8
Operating taxes and licenses	(143)	(5.2)	1.0	1.3
Insurance and claims	(742)	(6.6)	4.2	5.2
Communications and utilities	182	9.1	0.9	0.9
Gain on disposition of revenue equipment	(2,408)	(113.2)	(1.8)	(1.0)
Gain on disposition of facility	1,718	100.0	-	(0.8)
Other	1,800	33.9	2.8	2.5
Total operating expenses	31,173	16.3	88.7	88.7
Operating income	4,096	16.8	11.3	11.3
Other	9	52.9	-	-
Income before income taxes	4,087	16.7	11.3	11.3
Income taxes expense	857	13.4	2.9	3.0
Net income	$3,230	17.9%	8.5%	8.4%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $6.3 million, or 8.4%, in the 2021 period from the 2020 period. This increase resulted primarily from additional company driver compensation expense of $5.1 million. Other smaller increases in the components of salaries, wages and benefits, were partially offset by a decrease in employees’ health insurance expense of $415,000 in the 2021 period as a result of lower self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $15.8 million in total, or 42.6%, in the 2021 period from the 2020 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $182,000 to $14.1 million in the 2021 period from $13.9 million in the 2020 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $16.2 million to $34.9 million in the 2021 period from $18.7 million in the 2020 period, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $613,000 in the 2021 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $9.6 million, or 39.7%, in the 2021 period from the 2020 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $671,000, or 10.2%, to $7.3 million in the 2021 period from $6.6 million in the 2020 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $3.5 million from $2.2 million in the 2020 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $3.36 per gallon from $2.43 per gallon in the 2020 period. This increase was a primary factor in our net fuel expense increasing to 4.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.8% in the 2020 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $755,000, or 6.1%, from the 2020 period primarily due to lower outside repair and loading/unloading costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $209,000, or 0.8%, decrease in depreciation in the 2021 period was primarily due to a decrease in the size of our fleet of tractors partially offset by increased depreciation for our refrigerated containers. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $742,000, or 6.6%, decrease in insurance and claims in the 2021 period was primarily due to decreases in the cost of our physical damage claims related to our revenue equipment and our self-insured workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $4.5 million in the 2021 period, up from $2.1 million in the 2020 period primarily due to an increase in the average gain for the tractor and trailer sales along with an increase in the number of trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in the 2020 period. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area.

The $1.8 million increase in other operating expenses in the 2021 period was primarily due to increased costs associated with driver recruitment and retention.

Our operating income improved 16.8% to $28.5 million in the 2021 period from $24.4 million in the 2020 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” were 88.7% in each of the 2021 and 2020 periods. The operating ratio for our Truckload segment was 88.3% in the 2021 period and 88.7% in the 2020 period, for our Dedicated segment was 89.6% in the 2021 period and 85.9% in the 2020 period, for our Intermodal segment was 89.4% in the 2021 period and 94.1% in the 2020 period, and for our Brokerage segment was 87.2% in the 2021 period and 93.1% in the 2020 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.1% in the 2021 period from 87.6% in the 2020 period.

Our effective income tax rate decreased to 25.4% in the 2021 period from 26.1% in the 2020 period.

As a result of the factors described above, net income improved 17.9% to $21.3 million, or $0.26 per diluted share, in the 2021 period from $18.0 million, or $0.22 per diluted share, in the 2020 period.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months Ended		Nine Months Ended	Nine Months Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$254,441	$254,897	$(456)	(0.2)%
Truckload fuel surcharge revenue	36,032	28,058	7,974	28.4
Total Truckload revenue	290,473	282,955	7,518	2.7

Dedicated revenue, net of fuel surcharge revenue	202,955	200,237	2,718	1.4
Dedicated fuel surcharge revenue	37,565	28,564	9,001	31.5
Total Dedicated revenue	240,520	228,801	11,719	5.1

Intermodal revenue, net of fuel surcharge revenue	64,193	59,127	5,066	8.6
Intermodal fuel surcharge revenue	10,150	6,830	3,320	48.6
Total Intermodal revenue	74,343	65,957	8,386	12.7

Brokerage revenue	101,432	69,328	32,104	46.3

Total operating revenue	$706,768	$647,041	$59,727	9.2%

Operating income:
Truckload	$36,282	$28,367	$7,915	27.9%
Dedicated	28,074	31,009	(2,935)	(9.5)
Intermodal	6,151	3,564	2,587	72.6
Brokerage	10,505	4,748	5,757	121.3
Total operating income	$81,012	$67,688	$13,324	19.7%

Operating ratio(1):
Truckload	87.5%	90.0%
Dedicated	88.3	86.4
Intermodal	91.7	94.6
Brokerage	89.6	93.2
Consolidated operating ratio	88.5%	89.5%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $59.7 million, or 9.2%, to $706.8 million in the 2021 period from $647.0 million in the 2020 period. Our operating revenue, net of fuel surcharges, increased $39.4 million, or 6.8%, to $623.0 million in the 2021 period from $583.6 million in the 2020 period. This increase was due to a $32.1 million increase in Brokerage revenue, a $5.1 million increase in Intermodal revenue, net of fuel surcharges, and a $2.7 million increase in Dedicated revenue, net of fuel surcharges, partially offset by a $456,000 decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $83.7 million in the 2021 period from $63.5 million in the 2020 period, primarily due to higher fuel costs.

Truckload segment revenue increased $7.5 million, or 2.7%, to $290.5 million in the 2021 period from $283.0 million in the 2020 period. Truckload segment revenue, net of fuel surcharges, decreased $456,000, or 0.2%, to $254.4 million in the 2021 period from $254.9 million in the 2020 period. The decrease was due to a reduction in our average number of tractors, despite an increase in our average revenue per tractor. The improvement in the operating ratio in the 2021 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers, along with reductions in insurance and claims expense, supplies and maintenance expense, depreciation expense and an increase in gain on disposition of revenue equipment, partially offset by increased company driver compensation expense and net fuel expense.

Dedicated segment revenue increased $11.7 million, or 5.1%, to $240.5 million in the 2021 period from $228.8 million in the 2020 period. Dedicated segment revenue, net of fuel surcharges, increased 1.4% primarily due to an increase in our average number of tractors. The increase in the operating ratio was primarily due to higher company driver compensation expense, increased driver recruiting costs and higher net fuel expense, partially offset by lower insurance and claims expense in the 2021 period.

Intermodal segment revenue increased $8.4 million, or 12.7%, to $74.3 million in the 2021 period from $66.0 million in the 2020 period. Intermodal segment revenue, net of fuel surcharges, increased 8.6% from the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $32.1 million, or 46.3%, to $101.4 million in the 2021 period from $69.3 million in the 2020 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2021 period was primarily due to increased rates with our customers and a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$59,727	9.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	8,351	3.8	32.5	34.2
Purchased transportation	24,953	22.0	19.6	17.6
Fuel and fuel taxes	21,420	29.2	13.4	11.3
Supplies and maintenance	(2,634)	(7.2)	4.8	5.6
Depreciation	(381)	(0.5)	10.8	11.9
Operating taxes and licenses	33	0.4	1.1	1.2
Insurance and claims	(3,822)	(10.9)	4.4	5.4
Communications and utilities	359	6.0	0.9	0.9
Gain on disposition of revenue equipment	(5,960)	(101.0)	(1.7)	(0.9)
Gain on disposition of facility	1,718	100.0	-	(0.3)
Other	2,366	14.6	2.6	2.5
Total operating expenses	46,403	8.0	88.5	89.5
Operating income	13,324	19.7	11.5	10.5
Other	100	78.7	-	-
Income before income taxes	13,224	19.5	11.5	10.5
Income taxes expense	2,422	13.5	2.9	2.8
Net income	$10,802	21.6%	8.6%	7.7%

Salaries, wages and benefits expense increased $8.4 million, or 3.8%, in the 2021 period from the 2020 period. This increase resulted primarily from additional company driver compensation expense of $5.7 million and bonus compensation expense for our non-driver employees of $1.2 million. These increases, along with other smaller increases in the components of salaries, wages and benefits, were partially offset by a $865,000 decrease in employees’ health insurance expense as a result of lower self-insured medical claims.

Purchased transportation expense increased $25.0 million in total, or 22.0%, in the 2021 period from the 2020 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $1.6 million to $41.4 million in the 2021 period from $43.0 million in the 2020 period, primarily due to a decrease in the volume of loads moved on the rail, partially offset by higher fuel surcharges from the railroads. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $25.7 million to $84.2 million in the 2021 period from $58.5 million in the 2020 period, primarily due to an increase in the cost per load within the tight freight market. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $914,000 in the 2021 period as the rates paid for independent contractors’ services rose. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $21.4 million, or 29.2%, in the 2021 period from the 2020 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $3.1 million, or 17.5%, to $20.7 million in the 2021 period from $17.6 million in the 2020 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $9.6 million from $7.6 million in the 2020 period. The DOE national average cost of fuel increased to $3.16 per gallon from $2.58 per gallon in the 2020 period. This increase was a primary factor in our net fuel expense increasing to 4.0% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.4% in the 2020 period.

Our supplies and maintenance expense decreased $2.6 million, or 7.2%, from the 2020 period primarily due to lower parts, outside repair and loading/unloading costs.

Our depreciation expense decreased $381,000, or 0.5%, in the 2021 period primarily due to a decrease in the size of our fleet of tractors partially offset by increased depreciation for our refrigerated containers.

Our insurance and claims expense decreased $3.8 million, or 10.9%, in the 2021 period primarily due to decreases in the cost of our self-insured auto liability claims and our physical damage claims related to our revenue equipment, partially offset by increased insurance premiums.

Gain on disposition of revenue equipment was $11.9 million in the 2021 period, up from $5.9 million in the 2020 period primarily due to an increase in the average gain for the tractor and trailer sales and an increase in the number of tractors and trailers sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in the 2020 period. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area.

The $2.4 million increase in other operating expenses in the 2021 period was primarily due to increased costs associated with driver recruitment and retention.

Our operating income improved 19.7% to $81.0 million in the 2021 period from $67.7 million in the 2020 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in the 2021 period from 89.5% in the 2020 period. The operating ratio for our Truckload segment was 87.5% in the 2021 period and 90.0% in the 2020 period, for our Dedicated segment was 88.3% in the 2021 period and 86.4% in the 2020 period, for our Intermodal segment was 91.7% in the 2021 period and 94.6% in the 2020 period, and for our Brokerage segment was 89.6% in the 2021 period and 93.2% in the 2020 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.0% in the 2021 period from 88.4% in the 2020 period.

Our effective income tax rate decreased to 25.1% in the 2021 period from 26.4% in the 2020 period. The 2020 period included additional income tax expense of $1.1 million to adjust for certain discrete tax benefit reserves, which we evaluate based on the current facts, circumstances and information available.

As a result of the factors described above, net income improved 21.6% to $60.7 million, or $0.73 per diluted share, in the 2021 period from $49.9 million, or $0.60 per diluted share, in the 2020 period.

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

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash flows provided by operating activities	$127,909	$154,707
Net cash flows used for investing activities	(102,142)	(93,748)
Net cash flows used for financing activities	(7,994)	(4,141)

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in the rest of 2020 or in the first nine months of 2021. As of September 30, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

In the first nine months of 2021, net cash flows provided by operating activities of $127.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $98.8 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $2.4 million, resulting in a $17.8 million increase in cash and cash equivalents. In the first nine months of 2020, net cash flows provided by operating activities of $154.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $91.6 million, to pay cash dividends of $7.7 million, and to upgrade regional operating facilities in the amount of $3.3 million, resulting in a $56.8 million increase in cash and cash equivalents. Beginning in 2018, our net cash flows have been increased by the new tax laws established by the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate statutory income tax rate and establishes bonus depreciation that allows for full expensing of qualified assets.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $35 million for the remainder of 2021. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We declared cash dividends in August 2021 which were paid in October 2021 totaling $44.8 million which consisted of a special dividend of $0.50 per common share, along with a quarterly cash dividend of $0.04 per share of common stock. In 2020, we paid quarterly cash dividends of $0.027 per share of common stock in each of the first two quarters and of $0.04 per share of common stock in the third quarter which totaled $7.7 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At September 30, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021 and of up to $60 million in 2020 were obtained from the lender in August 2021 and November 2020, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2021 and December 31, 2020.

The following is a summary of our contractual obligations as of September 30, 2021.

	Payments Due by Period
(In thousands)	Remainder of 2021	2022 And 2023	2024 And 2025	Thereafter	Total
Purchase obligations for revenue equipment	$16,526	$—	$—	$—	$16,526
Building construction obligation	2,858	—	—	—	2,858
Operating lease obligations	96	458	116	—	670
Total	$19,480	$458	$116	$—	$20,054

The obligation to issue shares of our common stock under our nonqualified deferred compensation plan at September 30, 2021 of 197,970 shares of Company common stock with a value of $3.1 million has been excluded from the above table.

Off-balance Sheet Arrangements

Other than standby letters of credit maintained in connection with our self-insurance programs in the amount of $18.5 million along with purchase obligations and operating leases summarized above in our summary of contractual obligations, we did not have any other material off-balance sheet arrangements at September 30, 2021.

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

Critical Accounting Policies

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reviewed and determined that those critical accounting policies remain our critical accounting policies as of and for the nine months ended September 30, 2021, and that there have been no material changes to our critical accounting policies during this period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2021, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.6 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2020, except for the addition of the following risk factors:

We depend on the stability, availability and security of the technology related to our management information and communication systems, which are subject to certain cyber risks and other events beyond our control.

We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our operations are potentially vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and amount of cyberattacks. We have been subject to cyberattacks, which have yet to have a material impact on our business or results of operations, but this might not always be the case in the future. For example, as previously reported, in October 2021, we detected a cyberattack that accessed and encrypted files utilized by us in the provision of our business. Based on our preliminary assessment and on the information currently known, we do not believe the incident will have a material impact on our business, operations or financial results. Nonetheless, the investigation indicates that certain employee data may have been at risk during the event. Our business could be materially and adversely affected if our management information and communication systems are materially compromised or disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy.

The recent federal COVID-19 vaccine mandate for certain employers could negatively impact our ability to attract and retain drivers, which could in turn adversely affect our profitability and ability to grow.

On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all United States employers with 100 or more employees. The United States Department of Labor’s Occupational Safety and Health Administration, or OSHA, issued on November 5, 2021 an emergency temporary standard entitled “COVID-19 Vaccination and Testing; Emergency Temporary Standard” to make the requirements of the Plan effective beginning January 4, 2022 until a permanent rule is later issued. Legal challenges to this standard are currently underway with additional challenges expected, which leads to uncertainty about the potential timing of when or if this standard might actually take effect. The standard also contains exemptions for “remote workers” and employees who work 100% alone as long as their indoor contact with others is minimal. We believe these exemptions apply to our drivers, but as with any complex new standard, it is impossible to be certain how OSHA will apply it until they issue further guidance or begin enforcement. As a result, this mandate could increase the challenges of maintaining and growing our number of drivers, maintenance personnel and employees across all functions. Competition in the trucking industry for qualified drivers is normally intense and has significantly increased, while high industry turnover rates for drivers remain. This mandate could lead to additional driver turnover caused by an increase in early retirements and drivers operating under their own authority or moving to smaller carriers who are exempt from the mandate. If we are unable to continue to attract and retain drivers at our current level, we could be required to continue adjusting our driver compensation package or let trucks sit idle. An increase in our expenses or in the number of tractors without drivers could materially and adversely affect our growth and profitability.

Item 6. Exhibits.

Item No.	Item	Method of Filing

10.29

Eleventh Amendment to Credit Agreement, dated as of August 17, 2021, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 20, 2021.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 8, 2021, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2021	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2021	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)