Form 10-K
period 2021-12-31
MARTEN TRANSPORT LTD
filed 2022-02-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $1,064,500,000.

As of February 14, 2022, 83,040,704 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 3, 2022, or 2022 Proxy Statement.

TABLE OF CONTENTS

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2021, we generated $973.6 million in operating revenue. Approximately 58% of our Truckload and Dedicated revenue in 2021 resulted from hauling temperature-sensitive products and 42% from hauling dry freight. We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2021, our average length of haul was 403 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,204 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 16 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2021, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 261 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 5.9% during 2021, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2021, our top 30 customers accounted for approximately 68% of our revenue, and our top ten customers accounted for 50% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Seven of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for six of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Human Capital

As of December 31, 2021, we had 4,007 employees. This total consists of 3,108 drivers, 292 mechanics and maintenance personnel, and 607 support personnel, which includes management and administration. As of that date, we also contracted with 93 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

The health and well-being of our employees is paramount to our success. We sponsor a wellness program designed to enhance the well-being of all our employees. The COVID-19 pandemic has also heightened our responsibility of ensuring our employees have a safe work environment and we have implemented numerous efforts to keep our valued employees safe, healthy and informed. We believe that maintaining a healthy, safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. We select drivers, including independent contractors, using our specific guidelines for safety records, including drivers’ Compliance, Safety, Accountability, or CSA, scores, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at a number of our terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

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

As of December 31, 2021, we operated a fleet of 3,204 tractors, including 3,111 company-owned tractors and 93 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2021 was approximately 1.4 years. In 2021, we replaced our company-owned tractors within an average of 4.3 years after purchase.

Kenworth and Freightliner manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy, and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value, and we therefore could incur losses upon disposition if resale values of used tractors decline.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.9% at December 31, 2021, 4.3% at December 31, 2020 and 2.9% at December 31, 2019.

As of December 31, 2021, we operated a fleet of 5,299 trailers, consisting of 3,337 refrigerated trailers and 1,962 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2021 was approximately 3.3 years. In 2021, we replaced our company-owned trailers within an average of 6.4 years after purchase.

As of December 31, 2021, we operated a fleet of 634 refrigerated containers for use on railroad flatcars as compared to a fleet of 433 refrigerated containers as of December 31, 2020.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $18.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have significantly raised premiums for trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2021, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in each of 2020 and 2021. The impact of the clearinghouse has been significant, with a total of approximately 81,000 drivers removed from the trucking industry in 2020 and 2021.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than current requirements. The FMCSA has not yet issued proposed regulations.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2019 through 2021.

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

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain our current profitability. We compete with many other truckload carriers that provide temperature-sensitive service and dry freight of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business. In addition, many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers or conduct bids from multiple carriers for their shipping needs, and in some instances, we may not be selected as a core carrier or to provide service under such bids.

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

Increased prices and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer. We have experienced higher prices for new tractors and trailers over the past few years, primarily as a result of higher commodity prices and government regulations applicable to newly manufactured tractors and trailers. We expect to continue to pay increased prices for revenue equipment for the foreseeable future. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we are required to pay increased prices for new revenue equipment.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2021 our top 30 customers, based on revenue, accounted for approximately 68% of our revenue; our top ten customers accounted for approximately 50% of our revenue; our top five customers accounted for approximately 41% of our revenue; our top two customers accounted for approximately 31% of our revenue; and our largest customer accounted for approximately 23% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We depend on the stability, availability and security of the technology related to our management information and communication systems, which are subject to certain cyber risks and other events beyond our control. We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our operations are potentially vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and increasing volume of cyberattacks. We have been subject to cyberattacks, which have yet to have a material impact on our business or results of operations, but this might not always be the case in the future. For example, as previously reported, in October 2021, we detected a cyberattack that accessed and encrypted files utilized by us in the provision of our business. Based on our assessment and on the information currently known, we do not believe the incident will have a material impact on our business, operations or financial results. Nonetheless, the investigation indicates that certain employee data was at risk during the event. Our business could be materially and adversely affected if our management information and communication systems are materially compromised or disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy.

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

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate change concerns. Risks associated with climate change are subject to increasing societal, regulatory and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business interruptions, damage to our revenue equipment and facilities, reduced workforce availability, increased costs, increased liabilities, and decreased revenue than what we have experienced in the past from such events. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels such as those used in our tractors and in the refrigeration units on our trailers and containers, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Due to such increased concerns, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in each of 2020 and 2021. The impact of the clearinghouse has been significant, with a total of approximately 81,000 drivers removed from the trucking industry in 2020 and 2021.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than the current requirements. The FMCSA has not yet issued proposed regulations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 14, 2022, are as follows:

Name	Age	Position
Randolph L. Marten	69	Executive Chairman of the Board and Director

Timothy M. Kohl	74	Chief Executive Officer

Douglas P. Petit	55	President

James J. Hinnendael	58	Executive Vice President and Chief Financial Officer

John H. Turner	60	Executive Vice President of Sales and Marketing

Randolph L. Marten has been a full-time employee of ours since 1974. Mr. Marten has been a Director since October 1980 and our Executive Chairman of the Board since May 2021. Mr. Marten also served as our Chairman of the Board from August 1993 to May 2021, our Chief Executive Officer from January 2005 to May 2021, our President from June 1986 to June 2008, our Chief Operating Officer from June 1986 to August 1998 and as a Vice President from October 1980 to June 1986.

Timothy M. Kohl has been our Chief Executive Officer since May 2021. Mr. Kohl also served as our President from June 2008 to August 2021 after joining the company in November 2007. Mr. Kohl served as Knight Transportation Inc.’s President from 2004 to 2007 and as its Secretary from 2000 to 2007. Mr. Kohl served as a director on Knight’s Board of Directors from 2001 to 2006, and he served as its Chief Financial Officer from 2000 to 2004. Mr. Kohl also served as Knight’s Vice President of Human Resources from 1996 to 1999. From 1999 to 2000, Mr. Kohl served as Vice President of Knight’s southeast region. Prior to his employment with Knight, Mr. Kohl was employed by Burlington Motor Carriers as a Vice President. Prior to his employment with Burlington Motor Carriers, Mr. Kohl served as a Vice President for J.B. Hunt.

Douglas P. Petit has been our President since August 2021. Mr. Petit also served as our Chief Operating Officer from August 2019 to August 2021, our Senior Vice President of Operations from January 2014 to August 2019 and our Vice President of Operations from December 2011 to January 2014. Mr. Petit advanced through various professional capacities in our operations area from June 1992 to December 2011 and from February 1990 to June 1991. From June 1991 to June 1992 Mr. Petit served as a fleet manager for Transport America, Inc.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 14, 2022, we had 162 record stockholders and approximately 17,505 beneficial stockholders of our common stock. On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. The following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021, of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in August 2021, November 2020 and August 2019, respectively.

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in 2019, in the rest of 2020 or in 2021. As of December 31, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2016, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Our operating revenue increased $99.3 million, or 11.4%, in 2021 from 2020. Our operating revenue, net of fuel surcharges, increased $65.4 million, or 8.3%, compared with 2020. Truckload segment revenue, net of fuel surcharges, increased 1.1% from 2020 due to an increase in our average revenue per tractor, despite a reduction in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 2.0% from 2020 primarily due to an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 9.4% from 2020 primarily due to an increase in revenue per load. Brokerage segment revenue increased 50.2% primarily due to increases in both the number of loads and in revenue per load in 2021. Fuel surcharge revenue increased to $117.7 million in 2021 from $83.8 million in 2020, primarily due to higher fuel costs.

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

Our operating income improved 19.8% to $111.7 million in 2021 from $93.2 million in 2020. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in 2021 from 89.3% in 2020. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.0% in 2021 from 88.2% in 2020. Our net income improved 22.9% to $85.4 million, or $1.02 per diluted share, in 2021 from $69.5 million, or $0.84 per diluted share, in 2020.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2021, we had $57.0 million of cash and cash equivalents, $651.7 million in stockholders’ equity and no long-term debt outstanding. In 2021, net cash flows provided by operating activities of $171.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.3 million, to pay cash dividends of $54.7 million, and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $9.1 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $143 million in 2022. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2021	2020	2019
Truckload Segment:
Revenue (in thousands)	$396,666	$379,148	$378,000
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,315	$3,926	$3,797
Average tractors(1)	1,539	1,668	1,663
Average miles per trip	516	547	548
Total miles (in thousands)	147,192	165,267	155,177

Dedicated Segment:
Revenue (in thousands)	$329,442	$309,784	$265,984
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,377	$3,316	$3,378
Average tractors(1)	1,572	1,566	1,272
Average miles per trip	322	305	315
Total miles (in thousands)	128,256	132,597	108,814

Intermodal Segment:
Revenue (in thousands)	$102,245	$88,733	$90,394
Loads	32,987	36,444	36,309
Average tractors	143	106	91

Brokerage Segment:
Revenue (in thousands)	$145,291	$96,709	$108,893
Loads	66,512	58,986	63,200

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 93, 143 and 92 tractors as of December 31, 2021, 2020 and 2019, respectively.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$346,289	$342,357	$3,932	1.1%
Truckload fuel surcharge revenue	50,377	36,791	13,586	36.9
Total Truckload revenue	396,666	379,148	17,518	4.6

Dedicated revenue, net of fuel surcharge revenue	276,883	271,550	5,333	2.0
Dedicated fuel surcharge revenue	52,559	38,234	14,325	37.5
Total Dedicated revenue	329,442	309,784	19,658	6.3

Intermodal revenue, net of fuel surcharge revenue	87,468	79,944	7,524	9.4
Intermodal fuel surcharge revenue	14,777	8,789	5,988	68.1
Total Intermodal revenue	102,245	88,733	13,512	15.2

Brokerage revenue	145,291	96,709	48,582	50.2

Total operating revenue	$973,644	$874,374	$99,270	11.4%

Operating income:
Truckload	$51,032	$39,637	$11,395	28.7%
Dedicated	36,395	40,909	(4,514)	(11.0)
Intermodal	9,479	5,730	3,749	65.4
Brokerage	14,783	6,970	7,813	112.1
Total operating income	$111,689	$93,246	$18,443	19.8%

Operating ratio(1):
Truckload	87.1%	89.5%
Dedicated	89.0	86.8
Intermodal	90.7	93.5
Brokerage	89.8	92.8
Consolidated operating ratio	88.5%	89.3%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $99.3 million, or 11.4%, to $973.6 million in 2021 from $874.4 million in 2020. Our operating revenue, net of fuel surcharges, increased $65.4 million, or 8.3%, to $855.9 million in 2021 from $790.6 million in 2020. This increase was due to a $48.6 million increase in Brokerage revenue, a $7.5 million increase in Intermodal revenue, net of fuel surcharges, a $5.3 million increase in Dedicated revenue, net of fuel surcharges, and a $3.9 million increase in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased by $33.9 million to $117.7 million in 2021 from $83.8 million in 2020 primarily due to higher fuel costs.

Truckload segment revenue increased $17.5 million, or 4.6%, to $396.7 million in 2021 from $379.1 million in 2020. Truckload segment revenue, net of fuel surcharges, increased $3.9 million, or 1.1%, to $346.3 million in 2021 from $342.4 million in 2020. During 2021, an increase in our average revenue per tractor was partially offset by a reduction in our average number of tractors. The improvement in the operating ratio in 2021 was primarily due to an increase in our average revenue per tractor due to increased rates with our customers and an increase in gain on disposition of revenue equipment, partially offset by increased company driver compensation expense.

Dedicated segment revenue increased $19.7 million, or 6.3%, to $329.4 million in 2021 from $309.8 million in 2020. Dedicated segment revenue, net of fuel surcharges, increased 2.0% primarily due to an increase in our average revenue per tractor. The operating ratio was negatively impacted in 2021 by increases in both company driver compensation expense and driver recruiting costs.

Intermodal segment revenue increased $13.5 million, or 15.2%, to $102.2 million in 2021 from $88.7 million in 2020. Intermodal segment revenue, net of fuel surcharges, increased 9.4% from 2020 primarily due to an increase in revenue per load. The improvement in the operating ratio in 2021 was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $48.6 million, or 50.2%, to $145.3 million in 2021 from $96.7 million in 2020 primarily due to increases in both the number of loads and in revenue per load. The improvement in the operating ratio in 2021 was primarily due to increased rates with our customers and a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2021 vs. 2020	2021 vs. 2020	2021	2020

Operating revenue	$99,270	11.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	17,807	5.9	32.7	34.3
Purchased transportation	38,608	25.0	19.8	17.7
Fuel and fuel taxes	33,155	33.8	13.5	11.2
Supplies and maintenance	(2,356)	(4.9)	4.7	5.5
Depreciation	(331)	(0.3)	10.5	11.8
Operating taxes and licenses	(306)	(2.8)	1.1	1.2
Insurance and claims	(5,467)	(11.5)	4.3	5.4
Communications and utilities	339	4.2	0.9	0.9
Gain on disposition of revenue equipment	(7,562)	(86.6)	(1.7)	(1.0)
Gain on disposition of facility	1,718	100.0	-	(0.2)
Other	5,222	24.1	2.8	2.5
Total operating expenses	80,827	10.3	88.5	89.3
Operating income	18,443	19.8	11.5	10.7
Other	97	69.3	-	-
Income before income taxes	18,346	19.6	11.5	10.7
Income taxes expense	2,418	10.1	2.7	2.7
Net income	$15,928	22.9%	8.8%	7.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $17.8 million, or 5.9%, in 2021 from 2020. This increase resulted primarily from additional company driver compensation expense of $12.6 million and a $2.7 million increase in bonus compensation expense for our non-driver employees. Other smaller increases in the components of salaries, wages and benefits were partially offset by a decrease in employees’ health insurance expense of $1.7 million in 2021 as a result of lower self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $38.6 million in total, or 25.0%, in 2021 from 2020. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $39.5 million to $121.1 million in 2021 from $81.6 million in 2020, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased $236,000 to $55.8 million in 2021 from $56.0 million in 2020. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $673,000 in 2021. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $33.2 million, or 33.8%, in 2021 from 2020. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.9 million, or 11.9%, to $26.9 million in 2021 from $24.1 million in 2020. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $13.3 million from $9.7 million in 2020. The United States Department of Energy, or DOE, national average cost of fuel increased to $3.29 per gallon from $2.55 per gallon in 2020. This increase was a primary factor in our net fuel expense increasing to 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.5% in 2020. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $2.4 million, or 4.9%, from 2020 primarily due to lower outside repair, loading/unloading and parts costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $331,000, or 0.3%, decrease in depreciation in 2021 was primarily due to a decrease in the size of our fleet of tractors partially offset by increased depreciation for our refrigerated containers. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $5.5 million, or 11.5%, decrease in insurance and claims in 2021 was primarily due to decreases in the cost of our self-insured physical damage claims related to our revenue equipment and our self-insured auto liability and workers’ compensation claims, partially offset by an increase in our insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $16.3 million in 2021, up from $8.7 million in 2020 primarily due to an increase in the average gain for our tractor and trailer sales along with an increase in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Gain on disposition of facility was $1.7 million in 2020. The disposition of the facility, located in Forest Park, GA, was part of our long-term program to expand and update the footprint of our facilities throughout the United States. We held the facility as rental property since 2011 after constructing a larger facility in the area.

The $5.2 million increase in other operating expenses in 2021 was primarily due to increased costs associated with driver recruitment and retention.

Our operating income improved 19.8% to $111.7 million in 2021 from $93.2 million in 2020 as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.5% in 2021 from 89.3% in 2020. The operating ratio for our Truckload segment was 87.1% in 2021 and 89.5% in 2020, for our Dedicated segment was 89.0% in 2021 and 86.8% in 2020, for our Intermodal segment was 90.7% in 2021 and 93.5% in 2020, and for our Brokerage segment was 89.8% in 2021 and 92.8% in 2020. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 87.0% in 2021 from 88.2% in 2020.

Our effective income tax rate decreased to 23.5% in 2021 from 25.6% in 2020 primarily due to decreases in per diem and other non-deductible expenses and in state income taxes.

As a result of the factors described above, net income improved 22.9% to $85.4 million, or $1.02 per diluted share, in 2021 from $69.5 million, or $0.84 per diluted share, in 2020.

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

Fuel and fuel taxes decreased by $23.2 million, or 19.1%, in 2020 from 2019 primarily due to significantly lower fuel prices. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $6.0 million, or 19.9%, to $24.1 million in 2020 from $30.1 million in 2019. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $9.7 million from $12.1 million in 2019. The DOE national average cost of fuel decreased to $2.55 per gallon from $3.06 per gallon in 2019. Net fuel expense decreased to 3.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 4.8% in 2019. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

(In thousands)	2021	2020	2019
Net cash flows provided by operating activities	$171,204	$189,598	$156,460
Net cash flows used for investing activities	(123,734)	(106,325)	(140,509)
Net cash flows used for financing activities	(56,602)	(48,607)	(41,253)

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in 2019, in the rest of 2020 or in 2021. As of December 31, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

In 2021, net cash flows provided by operating activities of $171.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.3 million, to pay cash dividends of $54.7 million, and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $9.1 million decrease in cash and cash equivalents. In 2020, net cash flows provided by operating activities of $189.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.2 million, to pay cash dividends of $52.4 million, and to upgrade and acquire regional operating facilities in the amount of $5.4 million, resulting in a $34.7 million increase in cash and cash equivalents. In 2019, net cash flows provided by operating activities of $156.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $136.9 million, to pay cash dividends of $42.1 million, and to upgrade regional operating facilities in the amount of $2.9 million, resulting in a $25.3 million decrease in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $143 million in 2022. This amount includes commitments to purchase $28.3 million of new revenue equipment and $2.6 million in building construction in 2022. We also have commitments to purchase $14.5 million of new revenue equipment in 2023. Additionally, operating lease obligations total $594,000 through 2026. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At December 31, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021, of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in August 2021, November 2020 and August 2019, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2021 and 2020.

Other than our obligations for revenue equipment purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, and our obligation to issue shares of our common stock under our nonqualified deferred compensation plan with a value of $1.8 million at December 31, 2021, we did not have any material off-balance sheet arrangements at December 31, 2021.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe that the following area involves critical accounting estimates due to the levels of subjectivity and judgment that are necessary to account for its highly uncertain matters, the susceptibility of such matters to change, and the potentially material impact these estimates and assumptions could have to our financial condition and operating performance.

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. Additionally, we have $18.5 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated balance sheets were $36.8 million and $33.1 million as of December 31, 2021 and 2020, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in 2021 or 2020. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends, and legal interpretations, which are difficult to predict.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2021, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.4 million.

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

Management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 28 of this Report.

February 28, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

February 28, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 15 of the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

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

Minneapolis, Minnesota

February 28, 2022

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$56,995	$66,127
Receivables:
Trade, less allowance of $348 as of each date	99,003	83,426
Other	6,971	4,202
Prepaid expenses and other	23,980	21,903
Total current assets	186,949	175,658
Property and equipment:
Revenue equipment	810,711	787,780
Buildings and land	92,824	90,049
Office equipment and other	52,941	52,294
Less accumulated depreciation	(274,199)	(275,950)
Net property and equipment	682,277	654,173
Other noncurrent assets	1,464	1,805
Total assets	$870,690	$831,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,150	$25,702
Insurance and claims accruals	42,014	39,595
Accrued and other current liabilities	31,395	24,497
Total current liabilities	93,559	89,794
Deferred income taxes	125,163	121,098
Noncurrent operating lease liabilities	291	411
Total liabilities	219,013	211,303
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 83,034,404 shares at December 31, 2021, and 82,705,005 shares at December 31, 2020, issued and outstanding	830	827
Additional paid-in capital	85,718	85,070
Retained earnings	565,129	534,436
Total stockholders’ equity	651,677	620,333
Total liabilities and stockholders’ equity	$870,690	$831,636

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2021	2020	2019
Operating revenue	$973,644	$874,374	$843,271
Operating expenses (income):
Salaries, wages and benefits	317,962	300,155	274,156
Purchased transportation	193,221	154,613	158,948
Fuel and fuel taxes	131,288	98,133	121,341
Supplies and maintenance	45,459	47,815	46,737
Depreciation	102,562	102,893	95,137
Operating taxes and licenses	10,534	10,840	10,100
Insurance and claims	41,987	47,454	38,201
Communications and utilities	8,350	8,011	7,709
Gain on disposition of revenue equipment	(16,295)	(8,733)	(8,680)
Gain on disposition of facility	—	(1,718)	—
Other	26,887	21,665	23,124
Total operating expenses	861,955	781,128	766,773
Operating income	111,689	93,246	76,498
Other	(43)	(140)	(1,190)
Income before income taxes	111,732	93,386	77,688
Income taxes expense	26,304	23,886	16,617
Net income	$85,428	$69,500	$61,071
Basic earnings per common share	$1.03	$0.84	$0.75
Diluted earnings per common share	$1.02	$0.84	$0.74
Dividends declared per common share	$0.66	$0.633	$0.513

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2018	81,700	$817	$76,814	$498,323	$575,954
Net income	—	—	—	61,071	61,071
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	355	4	1,618	(2)	1,620
Employee taxes paid in exchange for shares withheld	—	—	(784)	—	(784)
Share-based payment arrangement compensation expense	—	—	1,817	—	1,817
Dividends on common stock	—	—	—	(42,089)	(42,089)
Balance at December 31, 2019	82,055	821	79,465	517,303	597,589
Net income	—	—	—	69,500	69,500
Repurchase and retirement of common stock	(53)	(1)	(596)	—	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	703	7	4,787	(1)	4,793
Employee taxes paid in exchange for shares withheld	—	—	(437)	—	(437)
Share-based payment arrangement compensation expense	—	—	1,851	—	1,851
Dividends on common stock	—	—	—	(52,366)	(52,366)
Balance at December 31, 2020	82,705	827	85,070	534,436	620,333
Net income	—	—	—	85,428	85,428
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	329	3	873	—	876
Employee taxes paid in exchange for shares withheld	—	—	(2,743)	—	(2,743)
Share-based payment arrangement compensation expense	—	—	2,518	—	2,518
Dividends on common stock	—	—	—	(54,735)	(54,735)
Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2021	2020	2019
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$85,428	$69,500	$61,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,562	102,893	95,137
Tires in service amortization	6,433	6,575	6,861
Gain on disposition of revenue equipment	(16,295)	(8,733)	(8,680)
Gain on disposition of facility	-	(1,718)	-
Deferred income taxes	4,065	(924)	16,045
Share-based payment arrangement compensation expense	2,518	1,851	1,817
Equity in loss from affiliate	-	-	155
Changes in other current operating items:
Receivables	(16,745)	12,726	(13,638)
Prepaid expenses and other	(5,749)	(4,593)	(4,105)
Accounts payable	(823)	883	5,259
Insurance and claims accruals	2,419	7,866	3,626
Accrued and other current liabilities	7,391	3,272	(7,088)
Net cash provided by operating activities	171,204	189,598	156,460
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(193,892)	(166,395)	(184,680)
Proceeds from revenue equipment dispositions	75,596	64,185	47,745
Buildings and land, office equipment and other additions	(5,402)	(6,657)	(4,723)
Proceeds from buildings and land, office equipment and other dispositions	1	2,581	6
Disposition of investment in affiliate	-	-	1,168
Other	(37)	(39)	(25)
Net cash used for investing activities	(123,734)	(106,325)	(140,509)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(54,735)	(52,366)	(42,089)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	876	4,793	1,620
Repurchase and retirement of common stock	-	(597)	-
Employee taxes paid in exchange for shares withheld	(2,743)	(437)	(784)
Net cash used for financing activities	(56,602)	(48,607)	(41,253)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,132)	34,666	(25,302)
CASH AND CASH EQUIVALENTS:
Beginning of year	66,127	31,461	56,763
End of year	$56,995	$66,127	$31,461
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$(6,187)	$3,230	$249
Operating lease assets and liabilities acquired	$-	$88	$1,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$21,719	$17,980	$4,953
Interest	$-	$-	$52

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $348,000 at each of December 31, 2021 and 2020. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

In 2021, we replaced our company-owned tractors within an average of 4.3 years and our trailers within an average of 6.4 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.4 million in 2021, $6.6 million in 2020 and $6.9 million in 2019. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $18.5 million in standby letters of credit to guarantee settlement of claims.

Revenue recognition: We account for our revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. The current revenue standard requires us to recognize revenue and related expenses within each of our four reporting segments over time as our customers simultaneously receive and consume benefits as we perform the freight services.

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 16 for more information.

Our largest customer, Walmart, accounted for 23% of our revenue in 2021 and 22% of our trade receivables as of December 31, 2021, 24% of our revenue in 2020 and 24% of our trade receivables as of December 31, 2020 and 17% of our revenue in 2019. Our second largest customer, The Coca-Cola Company, accounted for 9% of our revenue in 2021, 12% of our revenue in 2020 and 8% of our trade receivables as of December 31, 2020 and 14% of our revenue in 2019. During each of 2021, 2020 and 2019, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 16 for more information.

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

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2021	2020
License fees	$5,485	$5,529
Tires in service	4,624	4,701
Parts and tires inventory	4,375	3,372
Insurance premiums	3,749	3,653
Contract assets	2,243	1,545
Other	3,504	3,103
	$23,980	$21,903

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2021	2020
Salaries and wages	$11,690	$7,584
Accrued expenses	8,606	6,299
Vacation	8,572	7,733
Other	2,527	2,881
	$31,395	$24,497

3. Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At December 31, 2021, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. At December 31, 2020, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $17.0 million on the facility. This facility bears interest at a variable rate based on the London Interbank Offered Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 0.78% at December 31, 2021.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021, of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in August 2021, November 2020 and August 2019, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2021 and 2020.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2021:

(a)     We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $306,000 in 2021, $241,000 in 2020 and $392,000 in 2019 for fuel, tires and related services. In addition, we paid $2.0 million in each of 2021 and 2020 and $1.7 million in 2019 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any payables to that company as of December 31, 2021. Payables were $900 as of December 31, 2020.

(b)     We paid $154,000 in 2020 for various construction projects to a company in which one of our directors is the chief executive officer and the principal stockholder. We did not pay the same company for any services in 2021 or 2019. We did not have any accounts payable to that company as of December 31, 2021 or 2020.

(c)     We provided transportation services to MW Logistics, LLC, or MWL, a 45% owned affiliate through October 31, 2019, as described in Note 10.

5. Income Taxes

The components of the income taxes expense (benefit) consisted of the following:

(In thousands)	2021	2020	2019
Current:
Federal	$18,872	$21,312	$(1,210)
State	3,367	3,498	1,782
Total current	22,239	24,810	572

Deferred:
Federal	3,462	(1,557)	15,572
State	603	633	473
Total deferred	4,065	(924)	16,045
Total expense (benefit)	$26,304	$23,886	$16,617

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2021	2020	2019
Federal statutory income tax rate	21%	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	4	2
Per diem and other non-deductible expenses	-	1	1
Federal tax credits	-	(1)	(2)
Other, net	-	1	(1)
Effective tax rate	24%	26%	21%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2021	2020
Deferred tax assets:
Reserves and accrued liabilities	$11,975	$12,050
Other	1,597	1,768
	13,572	13,818
Deferred tax liabilities:
Depreciation	135,306	131,650
Prepaid expenses	3,429	3,266
	138,735	134,916
Net deferred tax liability	$125,163	$121,098

We have not provided a valuation allowance against deferred tax assets at December 31, 2021 or 2020. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $4.1 million at each of December 31, 2021 and 2020. If recognized, $4.0 million of the unrecognized tax benefits as of December 31, 2021 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $10,000 and $12,000 were recognized in our financial statements as of December 31, 2021 and 2020, respectively. The federal statute of limitations remains open for 2018 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income	$85,428	$69,500	$61,071
Denominator:
Basic earnings per common share - weighted-average shares	82,872	82,527	81,945
Effect of dilutive stock options	536	637	725
Diluted earnings per common share - weighted-average shares and assumed conversions	83,408	83,164	82,670
Basic earnings per common share	$1.03	$0.84	$0.75
Diluted earnings per common share	$1.02	$0.84	$0.74

Options totaling 605,550, 266,650 and 330,450 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2021, 2020 and 2019, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 12) totaling 71,734, 46,705 and 104,454 equivalent shares for 2021, 2020 and 2019, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. We did not repurchase any shares in 2019, in the rest of 2020 or in 2021. As of December 31, 2021, future repurchases of up to $33.4 million, or approximately 2.6 million shares, were available in the share repurchase program.

9. Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We paid cash dividends totaling $42.1 million in 2019 which consisted of a special dividend of $0.433 per share of common stock in September, along with quarterly cash dividends of $0.02 per share of common stock in each quarter of 2019.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2021, of up to $60 million in 2020 and of up to $65 million in 2019 were obtained from the lender in August 2021, November 2020 and August 2019, respectively.

10. Equity Investment

We owned a 45% equity interest in MWL, a third-party provider of logistics services to the transportation industry, until October 31, 2019, at which time we sold our entire membership interest for approximately $1.3 million. Prior to the sale of our interest, a non-related party owned the other 55% equity interest in MWL. We accounted for our ownership interest in MWL under the equity method of accounting. We received $2.2 million of our revenue for loads transported by our tractors and arranged by MWL for the first ten months of 2019.

11. Leases

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

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(In thousands)
	2021	2020
Assets:
Other noncurrent assets (a)	$540	$918
Liabilities:
Accrued and other current liabilities	249	507
Noncurrent operating lease liabilities	291	411
Total liabilities	$540	$918

(a)	Operating lease asset balances at December 31, 2021 and 2020.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2022	$270
2023	208
2024	113
2025 and 2026	3
Total lease payments	594
Adjust to present value	(54)
Total operating lease liabilities	$540

The weighted-average remaining lease term at December 31, 2021 was 29 months and at December 31, 2020 was 30 months. The weighted-average discount rate was 2.3% at December 31, 2021 and 2.1% at December 31, 2020. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

There were no operating lease assets obtained in exchange for lease obligations in 2021, while this amount totaled $88,000 in 2020. We paid $504,000 of cash for capitalized operating leases during 2021 and $591,000 during 2020.

Total operating lease expense for 2021 was $3.7 million and for 2020 was $3.0 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $3.2 million and $2.4 million, respectively, of short-term lease expense with an initial term of 12 months or less.

12. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 2,345,554 shares have been awarded as of December 31, 2021. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares.

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

As of December 31, 2021, there were 977,901 shares reserved for issuance under options outstanding and 322,529 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2021, there were 51,565 shares reserved for issuance under options outstanding, which will continue according to their terms. As of the same date, there were no shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2021	2020	2019

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	27%	28%	28%
Risk-free interest rate percentage(3)	1.2%	0.6%	2.2%
Expected dividend yield(4)	0.91%	0.80%	0.58%
Fair value as of the date of grant	$4.29	$3.85	$3.93

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

In May 2015, we granted 87,503 performance unit awards under our 2015 Equity Incentive Plan to certain employees. This was our sixth grant of such awards. As of December 31, 2015 and each December 31st thereafter through December 31, 2019, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our diluted net income per share for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricts the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62. We also granted 48,750 performance unit awards in May 2015 with similar terms to the above awards, except that all vested performance units were paid to the employees immediately upon vesting.

In May 2016, we granted 86,505 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards previously granted, except that the calculation of vesting shares was based on our increase in net income instead of our increase in diluted net income per share. As permitted in the performance unit award agreements granted in 2011 through 2015, the calculation of the performance vesting component beginning with the year 2015 was adjusted to be based on the increase in net income. We also granted 32,513 performance unit awards in May 2016 and 2,501 awards in August 2016 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. All awards granted in 2016 vested from December 31, 2016 through 2020.

In May 2017, we granted 163,754 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2016, except that the service-based component was increased from five percent to ten percent per year. The Compensation Committee adjusted the equity vesting formula to better align it with our long-range growth plan. We also granted 65,013 performance unit awards in May 2017 and 3,000 awards in August 2017 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. All awards granted in 2017 vested from December 31, 2017 through 2021.

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

In May 2019, we granted 60,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 45,000 performance unit awards in May 2019 with similar terms to such awards, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2019 vest from December 31, 2019 through 2023.

In May 2020, we granted 73,205 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2017, except that all vested performance units will be paid to the employees immediately upon vesting. These awards granted in 2020 vest from December 31, 2020 through 2024.

In May 2021, we granted 98,400 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2021 vest from December 31, 2021 through 2025.

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

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We currently expect, based on an analysis of our historical forfeitures and known forfeitures on existing awards, that approximately 1.25% of unvested outstanding awards will be forfeited each year. This analysis will be re-evaluated on a quarterly basis and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Total share-based compensation expense recorded in 2021 was $2.5 million ($1.9 million net of income tax benefit, $0.02 earnings per basic and diluted share), in 2020 was $1.9 million ($1.4 million net of income tax benefit, $0.02 earnings per basic and diluted share) and in 2019 was $1.8 million ($1.4 million net of income tax benefit, $0.02 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2021, there was a total of $2.4 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.9 years, and $2.1 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2025.

Option activity in 2021 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	711,780	$11.47
Granted	429,500	17.00
Exercised	(98,512)	8.88
Forfeited	(13,302)	14.46
Outstanding at December 31, 2021	1,029,466	$14.00
Exercisable at December 31, 2021	398,415	$10.97

The 1,029,466 options outstanding as of December 31, 2021 have a weighted average remaining contractual life of 4.6 years and an aggregate intrinsic value based on our closing stock price on December 31, 2021 for in-the-money options of $3.2 million. The 398,415 options exercisable as of the same date have a weighted average remaining contractual life of 2.7 years and an aggregate intrinsic value similarly calculated of $2.5 million.

The fair value of options granted in 2021, 2020 and 2019 was $1.8 million, $160,000 and $401,000, respectively, for service-based options. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $789,000, $4.1 million and $1.4 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2021, 2020 and 2019 were $874,000, $4.8 million and $1.6 million, respectively.

Nonvested service-based option awards as of December 31, 2021 and changes during 2021 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2020	332,562	$3.71	4.8
Granted	429,500	4.29	6.7
Vested	(118,009)	3.48	3.4
Forfeited	(13,002)	4.02	4.3
Nonvested at December 31, 2021	631,051	$4.14	5.9

The total fair value of options which vested during 2021, 2020 and 2019 was $411,000, $539,000 and $569,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2021:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	154,361		$13.99
Granted	98,400		17.36
Vested	(120,635	) (1)	14.43
Nonvested at December 31, 2021	132,126		$16.10

(1)

This number of performance unit award shares vested based on our financial performance in 2021 and was distributed in March 2022. The fair value of unit award shares that vested in 2021 was $1.7 million.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2021 was $19,500 for participants less than age 50 and $26,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2021, 2020 or 2019. Total expense recorded for the plan was $3.0 million in each of 2021 and 2020 and $2.7 million in 2019.

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

13. Termination of Deferred Compensation Plan

In August 2010, our Board of Directors approved and adopted the Marten Transport, Ltd. Deferred Compensation Plan. The deferred compensation plan was an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis.

Under the terms of the plan, each participant was eligible to defer portions of their base pay, annual bonus, or receipt of common stock otherwise payable under a vested performance unit award. Each participant could have elected a fixed distribution date for the participant’s deferral account other than certain required performance unit award deferrals credited to the discretionary account, which were to be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with the company, the plan required a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provided that a participant’s distributions accelerate and be paid in a lump sum to the participant’s beneficiary. We had the ability to terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under Section 409A of the Internal Revenue Code of 1986, as amended. We had the ability to terminate the plan and accelerate distributions upon a change in control, which was not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan. As of December 31, 2021, 102,737 shares of Company common stock with a value of $1.8 million were credited to account balances within the plan. These shares were required performance unit award deferrals of vested awards, and dividends earned on such shares.

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination was effective May 5, 2021. All shares of Company common stock within the plan will be distributed by May 5, 2022.

14. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

15. Commitments and Contingencies

We are committed to $28.3 million of new revenue equipment and $2.6 million in building construction in 2022. We also have commitments to purchase $14.5 million of new revenue equipment in 2023. Operating lease obligations total $594,000 through 2026.

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

16. Revenue and Business Segments

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheets were $2.2 million and $1.5 million as December 31, 2021 and 2020, respectively. We had no impairment losses on contract assets in 2021 or 2020. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2021	2020	2019
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$346,289	$342,357	$329,304
Truckload fuel surcharge revenue	50,377	36,791	48,696
Total Truckload revenue	396,666	379,148	378,000

Dedicated revenue, net of fuel surcharge revenue	276,883	271,550	223,935
Dedicated fuel surcharge revenue	52,559	38,234	42,049
Total Dedicated revenue	329,442	309,784	265,984

Intermodal revenue, net of fuel surcharge revenue	87,468	79,944	77,750
Intermodal fuel surcharge revenue	14,777	8,789	12,644
Total Intermodal revenue	102,245	88,733	90,394

Brokerage revenue	145,291	96,709	108,893

Total operating revenue	$973,644	$874,374	$843,271

Operating income:
Truckload	$51,032	$39,637	$29,666
Dedicated	36,395	40,909	31,245
Intermodal	9,479	5,730	6,612
Brokerage	14,783	6,970	8,975
Total operating income	$111,689	$93,246	$76,498

Truckload segment depreciation expense was $52.1 million, $54.7 million and $54.0 million, Dedicated segment depreciation expense was $43.0 million, $41.4 million and $34.6 million, Intermodal segment depreciation expense was $6.3 million, $5.6 million and $5.1 million, and Brokerage segment depreciation expense was $1.2 million, $1.2 million and $1.5 million, in 2021, 2020 and 2019, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2022 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2022 Proxy Statement is incorporated in this Report by reference.

E.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2022 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2022 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2022 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2022 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2022 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 7, 2022. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Bylaws of the Company, as amended	See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock	Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 0-15010).

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.3	First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.4	Form of Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.5	Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.6	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.7	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.8	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.9	Marten Transport, Ltd. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.10	Form of Second Amendment to Amended and Restated Change in Control Agreement	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.11	Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

10.12	Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

Item No.	Item	Filing Method

10.13	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

10.14	Fifth Amendment to Credit Agreement, dated as of December 22, 2014, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

10.15	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.16	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.17	Marten Transport, Ltd. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.18	Sixth Amendment to Credit Agreement, dated as of November 4, 2015, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2015.

10.19	Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

10.20	Seventh Amendment to Credit Agreement, dated as of December 6, 2016, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 12, 2016.

10.21	Second Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

10.22	Eighth Amendment to Credit Agreement, dated as of August 24, 2018, by and among Marten Transport, Ltd., borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2018.

10.23	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

Item No.	Item	Filing Method

10.24	Ninth Amendment to Credit Agreement, dated as of August 13, 2019, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 14, 2019.

10.25	Form of Performance Unit Award Agreement for the 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2020.

10.26	Tenth Amendment to Credit Agreement, dated as of November 18, 2020, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 18, 2020.

10.27	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2021.

10.28	Eleventh Amendment to Credit Agreement, dated as of August 17, 2021, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 20, 2021.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Registrant’s Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

101	The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 28, 2022, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted as Inline XBRL, included in Exhibit 101	Filed with this Report.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2022	MARTEN TRANSPORT, LTD.

By /s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Executive Chairman of the Board and Director
Randolph L. Marten

/s/ James J. Hinnendael	Executive Vice President and Chief Financial
James J. Hinnendael	Officer (Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ Ronald R. Booth	Director
Ronald R. Booth

/s/ Kathleen P. Iverson	Director
Kathleen P. Iverson

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2021	$39,595	$55,342	$(52,923)	(1)	$42,014
Year ended December 31, 2020	31,729	64,276	(56,410)	(1)	39,595
Year ended December 31, 2019	28,103	56,075	(52,449)	(1)	31,729

Allowance for doubtful accounts:
Year ended December 31, 2021	348	-	-	(2)	348
Year ended December 31, 2020	382	220	(254)	(2)	348
Year ended December 31, 2019	348	65	(31)	(2)	382

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.