Form 10-Q
period 2022-03-31
MARTEN TRANSPORT LTD
filed 2022-05-05
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,946,496 as of April 25, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,527	$56,995
Receivables:
Trade, net	126,815	99,003
Other	4,317	6,971
Prepaid expenses and other	22,375	23,980
Total current assets	220,034	186,949

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	955,760	956,476
Accumulated depreciation	(291,941)	(274,199)
Net property and equipment	663,819	682,277
Other noncurrent assets	1,545	1,464
Total assets	$885,398	$870,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,158	$20,150
Insurance and claims accruals	42,592	42,014
Accrued and other current liabilities	37,632	31,395
Total current liabilities	109,382	93,559
Deferred income taxes	126,918	125,163
Noncurrent operating lease liabilities	336	291
Total liabilities	236,636	219,013

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,946,875 shares at March 31, 2022, and 83,034,404 shares at December 31, 2021, issued and outstanding	819	830
Additional paid-in capital	60,256	85,718
Retained earnings	587,687	565,129
Total stockholders’ equity	648,762	651,677
Total liabilities and stockholders’ equity	$885,398	$870,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2022	2021

Operating revenue	$287,281	$223,046

Operating expenses (income):
Salaries, wages and benefits	89,349	72,998
Purchased transportation	57,310	40,765
Fuel and fuel taxes	44,368	28,937
Supplies and maintenance	12,313	11,015
Depreciation	26,143	25,687
Operating taxes and licenses	2,640	2,712
Insurance and claims	12,704	11,446
Communications and utilities	2,265	2,083
Gain on disposition of revenue equipment	(4,540)	(1,984)
Other	8,871	5,389

Total operating expenses	251,423	199,048

Operating income	35,858	23,998

Other	(7)	(10)

Income before income taxes	35,865	24,008

Income taxes expense	8,332	6,002

Net income	$27,533	$18,006

Basic earnings per common share	$0.33	$0.22

Diluted earnings per common share	$0.33	$0.22

Dividends declared per common share	$0.06	$0.04

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2020	82,705	$827	$85,070	$534,436	$620,333
Net income	-	-	-	18,006	18,006
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	70	1	160	-	161
Employee taxes paid in exchange for shares withheld	-	-	(547)	-	(547)
Share-based payment arrangement compensation expense	-	-	336	-	336
Dividends on common stock	-	-	-	(3,311)	(3,311)
Balance at March 31, 2021	82,775	828	85,019	549,131	634,978
Net income	-	-	-	67,422	67,422
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	259	2	713	-	715
Employee taxes paid in exchange for shares withheld	-	-	(2,196)	-	(2,196)
Share-based payment arrangement compensation expense	-	-	2,182	-	2,182
Dividends on common stock	-	-	-	(51,424)	(51,424)
Balance at December 31, 2021	83,034	830	85,718	565,129	651,677
Net income	-	-	-	27,533	27,533
Repurchase and retirement of common stock	(1,307)	(13)	(24,987)	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	220	2	766	-	768
Employee taxes paid in exchange for shares withheld	-	-	(1,610)	-	(1,610)
Share-based payment arrangement compensation expense	-	-	369	-	369
Dividends on common stock	-	-	-	(4,975)	(4,975)
Balance at March 31, 2022	81,947	$819	$60,256	$587,687	$648,762

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2022	2021
Cash flows provided by operating activities:
Operations:
Net income	$27,533	$18,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,143	25,687
Tires in service amortization	1,562	1,642
Gain on disposition of revenue equipment	(4,540)	(1,984)
Deferred income taxes	1,755	1,085
Share-based payment arrangement compensation expense	369	336
Changes in other current operating items:
Receivables	(26,256)	(4,241)
Prepaid expenses and other	886	1,445
Accounts payable	5,572	677
Insurance and claims accruals	578	2,117
Accrued and other current liabilities	6,338	(1,200)
Net cash provided by operating activities	39,940	43,570

Cash flows provided by/(used for) investing activities:
Revenue equipment additions	(9,352)	(30,226)
Proceeds from revenue equipment dispositions	12,365	13,896
Buildings and land, office equipment and other additions	(2,566)	(1,050)
Other	(38)	(37)
Net cash provided by/(used for) investing activities	409	(17,417)

Cash flows used for financing activities:
Repurchase and retirement of common stock	(25,000)	-
Dividends on common stock	(4,975)	(3,311)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	768	161
Employee taxes paid in exchange for shares withheld	(1,610)	(547)
Net cash used for financing activities	(30,817)	(3,697)

Net change in cash and cash equivalents	9,532	22,456

Cash and cash equivalents:
Beginning of period	56,995	66,127
End of period	$66,527	$88,583

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$4,392	$5,505

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$872	$1,350

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2021 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2022	2021
Numerator:
Net income	$27,533	$18,006
Denominator:
Basic earnings per common share - weighted-average shares	82,938	82,758
Effect of dilutive stock options	308	601
Diluted earnings per common share - weighted-average shares and assumed conversions	83,246	83,359

Basic earnings per common share	$0.33	$0.22
Diluted earnings per common share	$0.33	$0.22

Options totaling 452,000 and 193,750 equivalent shares for the three-month periods ended March 31, 2022 and 2021, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 40,263 equivalent shares for the three-month period ended March 31, 2021 were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive. There were no such equivalent shares for the three-month period ended March 31, 2022.

(3) Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At March 31, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we also had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 1.15% at March 31, 2022.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2022 and December 31, 2021.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $105,000 in the first three months of 2022 and $76,000 in the first three months of 2021 for fuel, tires and related services. In addition, we paid $269,000 in the first three months of 2022 and $396,000 in the first three months of 2021 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

(5) Share Repurchase Program and Subsequent Event

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022. We did not repurchase any shares in 2021. As of March 31, 2022, future repurchases of up to $8.4 million, or approximately 1.3 million shares, were available in the share repurchase program.

On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.06 per share of common stock was paid in the first quarter of 2022 which totaled $5.0 million. A quarterly cash dividend of $0.04 per share of common stock was paid in the first quarter of 2021 which totaled $3.3 million.

Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility, which prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2022, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2022 and 2021 was $369,000 and $336,000, respectively.

(8) Termination of Deferred Compensation Plan

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our Deferred Compensation Plan. The plan was an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis. The termination was effective May 5, 2021. All shares of Company common stock within the plan were distributed by March 31, 2022.

(9) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $38.6 million and building construction obligations of $5.8 million through the remainder of 2022. We also have commitments to purchase $23.1 million of new revenue equipment in 2023. Operating lease obligation expenditures through 2024 total $583,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $3.4 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively. We had no impairment losses on contract assets in the first three months of 2022 or in 2021. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2022	2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$95,170	$83,919
Truckload fuel surcharge revenue	17,620	10,996
Total Truckload revenue	112,790	94,915

Dedicated revenue, net of fuel surcharge revenue	78,421	66,902
Dedicated fuel surcharge revenue	18,339	11,335
Total Dedicated revenue	96,760	78,237

Intermodal revenue, net of fuel surcharge revenue	25,605	19,446
Intermodal fuel surcharge revenue	6,037	2,558
Total Intermodal revenue	31,642	22,004

Brokerage revenue	46,089	27,890
Total operating revenue	$287,281	$223,046

Operating income:
Truckload	$15,571	$11,415
Dedicated	10,645	8,936
Intermodal	5,036	1,461
Brokerage	4,606	2,186
Total operating income	$35,858	$23,998

Truckload segment depreciation expense was $13.0 million and $13.2 million, Dedicated segment depreciation expense was $11.1 million and $10.7 million, Intermodal segment depreciation expense was $1.7 million and $1.5 million, and Brokerage segment depreciation expense was $338,000 and $282,000 in the three-month periods ended March 31, 2022 and 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2021. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $64.2 million, or 28.8%, in the first three months of 2022 from the first three months of 2021. Our operating revenue, net of fuel surcharges, increased $47.1 million, or 23.8%, compared with the first three months of 2021. Truckload segment revenue, net of fuel surcharges, increased 13.4% from the first three months of 2021 primarily due to an increase in our average revenue per tractor, despite a reduction in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 17.2% from the first three months of 2021 primarily due to an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 31.7% from the first three months of 2021 primarily due to an increase in revenue per load. Brokerage segment revenue increased 65.3% primarily due to increases in both the number of loads and in revenue per load in the first three months of 2022. Fuel surcharge revenue increased to $42.0 million in the first three months of 2022 from $24.9 million in the first three months of 2021, primarily due to higher fuel costs.

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

Our operating income improved 49.4% to $35.9 million in the first three months of 2022 from $24.0 million in the first three months of 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 87.5% in the first three months of 2022 from 89.2% in the first three months of 2021. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.4% in the first three months of 2022 from 87.9% in the first three months of 2021. Our net income improved 52.9% to $27.5 million, or $0.33 per diluted share, in the first three months of 2022 from $18.0 million, or $0.22 per diluted share, in the first three months of 2021.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2022, we had $66.5 million of cash and cash equivalents, $648.8 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2022, net cash flows provided by operating activities of $39.9 million were primarily used to repurchase and retire 1.3 million shares of our common stock for $25.0 million, to pay cash dividends of $5.0 million, and to construct and upgrade regional operating facilities in the amount of $2.5 million, resulting in a $9.5 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $153 million in the remainder of 2022. A quarterly cash dividend of $0.06 per share of common stock was paid in the first quarter of 2022 which totaled $5.0 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We continue to invest considerable time and capital resources to actively implement and promote long-term environmentally sustainable solutions that drive reductions in our fuel and electricity consumption and decrease our carbon footprint. These initiatives include (i) reducing idle time for our tractors by installing and tightly managing the use of auxiliary power units, which are powered by solar panels and provide climate control and electrical power for our drivers without idling the tractor engine, (ii) improving the energy efficiency of our newer, more aerodynamic and well-maintained tractor and trailer fleets by optimizing the equipment’s specifications, weight and tractor speed, equipping our tractors with automatic transmissions, converting the refrigeration units in our refrigerated trailers to the new, more-efficient CARB refrigeration units along with increasing the insulation in the trailer walls and installing trailer skirts, and using ultra-fuel efficient and wide-based tires, and (iii) upgrading all of our facilities to indoor and outdoor LED lighting along with converting all of our facilities to solar power. Additionally, we are an active participant in the United States Environmental Protection Agency, or EPA, SmartWay Transport Partnership, in which freight shippers, carriers, logistics companies and other voluntary stakeholders partner with the EPA to measure, benchmark and improve logistics operations to reduce their environmental footprint.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2022	2021
Truckload Segment:
Revenue (in thousands)	$112,790	$94,915
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,977	$4,057
Average tractors(1)	1,487	1,609
Average miles per trip	520	534
Total miles (in thousands)	35,372	38,283

Dedicated Segment:
Revenue (in thousands)	$96,760	$78,237
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,851	$3,214
Average tractors(1)	1,584	1,619
Average miles per trip	341	307
Total miles (in thousands)	32,753	31,999

Intermodal Segment:
Revenue (in thousands)	$31,642	$22,004
Loads	8,294	7,982
Average tractors	162	134

Brokerage Segment:
Revenue (in thousands)	$46,089	$27,890
Loads	19,684	14,575

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 87 and 133 tractors as of March 31, 2022 and 2021, respectively.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months Ended		Three Months Ended	Three Months Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$95,170	$83,919	$11,251	13.4%
Truckload fuel surcharge revenue	17,620	10,996	6,624	60.2
Total Truckload revenue	112,790	94,915	17,875	18.8

Dedicated revenue, net of fuel surcharge revenue	78,421	66,902	11,519	17.2
Dedicated fuel surcharge revenue	18,339	11,335	7,004	61.8
Total Dedicated revenue	96,760	78,237	18,523	23.7

Intermodal revenue, net of fuel surcharge revenue	25,605	19,446	6,159	31.7
Intermodal fuel surcharge revenue	6,037	2,558	3,479	136.0
Total Intermodal revenue	31,642	22,004	9,638	43.8

Brokerage revenue	46,089	27,890	18,199	65.3

Total operating revenue	$287,281	$223,046	$64,235	28.8%

Operating income:
Truckload	$15,571	$11,415	$4,156	36.4%
Dedicated	10,645	8,936	1,709	19.1
Intermodal	5,036	1,461	3,575	244.7
Brokerage	4,606	2,186	2,420	110.7
Total operating income	$35,858	$23,998	$11,860	49.4%

Operating ratio(1):
Truckload	86.2%	88.0%
Dedicated	89.0	88.6
Intermodal	84.1	93.4
Brokerage	90.0	92.2
Consolidated operating ratio	87.5%	89.2%

(1)	Represents operating expenses as a percentage of operating revenue.

Our operating revenue increased $64.2 million, or 28.8%, to $287.3 million in the 2022 period from $223.0 million in the 2021 period. Our operating revenue, net of fuel surcharges, increased $47.1 million, or 23.8%, to $245.3 million in the 2022 period from $198.2 million in the 2021 period. This increase in the 2022 period was due to an $18.2 million increase in Brokerage revenue, an $11.5 million increase in Dedicated revenue, net of fuel surcharges, an $11.3 million increase in Truckload revenue, net of fuel surcharges, and a $6.2 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased by $17.1 million to $42.0 million in the 2022 period from $24.9 million in the 2021 period primarily due to higher fuel costs.

Truckload segment revenue increased $17.9 million, or 18.8%, to $112.8 million in the 2022 period from $94.9 million in the 2021 period. Truckload segment revenue, net of fuel surcharges, increased $11.3 million, or 13.4%, to $95.2 million in the 2022 period from $83.9 million in the 2021 period. During the 2022 period, an increase in our average revenue per tractor was partially offset by a reduction in our average number of tractors. The improvement in the operating ratio in the 2022 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers, along with a decrease in depreciation expense and an increase in gain on disposition of revenue equipment, partially offset by increases in both company driver compensation expense and driver recruiting costs.

Dedicated segment revenue increased $18.5 million, or 23.7%, to $96.8 million in the 2022 period from $78.2 million in the 2021 period. Dedicated segment revenue, net of fuel surcharges, increased 17.2% primarily due to an increase in our average revenue per tractor. The operating ratio was negatively impacted in the 2022 period by increases in both company driver compensation expense and driver recruiting costs, which were partially offset by an increase in our average revenue per tractor due to increased rates with our customers.

Intermodal segment revenue increased $9.6 million, or 43.8%, to $31.6 million in the 2022 period from $22.0 million in the 2021 period. Intermodal segment revenue, net of fuel surcharges, increased 31.7% from the 2021 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $18.2 million, or 65.3%, to $46.1 million in the 2022 period from $27.9 million in the 2021 period primarily due to increases in both the number of loads and in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$64,235	28.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	16,351	22.4	31.1	32.7
Purchased transportation	16,545	40.6	19.9	18.3
Fuel and fuel taxes	15,431	53.3	15.4	13.0
Supplies and maintenance	1,298	11.8	4.3	4.9
Depreciation	456	1.8	9.1	11.5
Operating taxes and licenses	(72)	(2.7)	0.9	1.2
Insurance and claims	1,258	11.0	4.4	5.1
Communications and utilities	182	8.7	0.8	0.9
Gain on disposition of revenue equipment	(2,556)	(128.8)	(1.6)	(0.9)
Other	3,482	64.6	3.1	2.4
Total operating expenses	52,375	26.3	87.5	89.2
Operating income	11,860	49.4	12.5	10.8
Other	3	30.0	-	-
Income before income taxes	11,857	49.4	12.5	10.8
Income taxes expense	2,330	38.8	2.9	2.7
Net income	$9,527	52.9%	9.6%	8.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $16.4 million, or 22.4%, in the 2022 period from the 2021 period. This increase resulted primarily from additional company driver compensation expense of $11.8 million, a $1.5 million increase in employees’ health insurance expense as a result of higher self-insured medical claims and a $1.5 million increase in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $16.5 million in total, or 40.6%, in the 2022 period from the 2021 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $15.2 million to $38.8 million in the 2022 period from $23.6 million in the 2021 period, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $2.6 million to $15.2 million in the 2022 period from $12.6 million in the 2021 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.3 million in the 2022 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $15.4 million, or 53.3%, in the 2022 period from the 2021 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $236,000, or 3.6%, to $6.9 million in the 2022 period from $6.6 million in the 2021 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $4.5 million from $2.6 million in the 2021 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $4.24 per gallon from $2.91 per gallon in the 2021 period. Despite this increase, our net fuel expense was 3.5% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, down from 3.9% in the 2021 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $1.3 million, or 11.8%, from the 2021 period primarily due to higher outside repair, tires and parts costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.3 million, or 11.0%, increase in insurance and claims in the 2022 period was primarily due to increases in our self-insured auto liability, workers’ compensation and cargo claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $4.5 million in the 2022 period, up from $2.0 million in the 2021 period primarily due to an increase in the average gain for our tractor and trailer sales, despite a decrease in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $3.5 million increase in other operating expenses in the 2022 period was primarily due to increases in costs associated with driver recruitment and retention along with travel and meals expense.

Our operating income improved 49.4% to $35.9 million in the 2022 period from $24.0 million in the 2021 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 87.5% in the 2022 period from 89.2% in the 2021 period. The operating ratio for our Truckload segment was 86.2% in the 2022 period and 88.0% in the 2021 period, for our Dedicated segment was 89.0% in the 2022 period and 88.6% in the 2021 period, for our Intermodal segment was 84.1% in the 2022 period and 93.4% in the 2021 period, and for our Brokerage segment was 90.0% in the 2022 period and 92.2% in the 2021 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.4% in the 2022 period from 87.9% in the 2021 period.

Our effective income tax rate decreased to 23.2% in the 2022 period from 25.0% in the 2021 period primarily due to decreases in per diem and other non-deductible expenses.

As a result of the factors described above, net income improved 52.9% to $27.5 million, or $0.33 per diluted share, in the 2022 period from $18.0 million, or $0.22 per diluted share, in the 2021 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows provided by/used for investing activities and net cash flows used for financing activities for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash flows provided by operating activities	$39,940	$43,570
Net cash flows provided by/(used for) investing activities	409	(17,417)
Net cash flows (used for) financing activities	(30,817)	(3,697)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022. We did not repurchase any shares in 2021. As of March 31, 2022, future repurchases of up to $8.4 million, or approximately 1.3 million shares, were available in the share repurchase program.

On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock.

In the first three months of 2022, net cash flows provided by operating activities of $39.9 million were primarily used to repurchase and retire 1.3 million shares of our common stock for $25.0 million, to pay cash dividends of $5.0 million, and to construct and upgrade regional operating facilities in the amount of $2.5 million, resulting in a $9.5 million increase in cash and cash equivalents. In the first three months of 2021, net cash flows provided by operating activities of $43.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $16.3 million, to pay cash dividends of $3.3 million, and to upgrade regional operating facilities in the amount of $591,000, resulting in a $22.5 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $153 million in the remainder of 2022. This amount includes commitments to purchase $38.6 million of new revenue equipment and $5.8 million in building construction through the remainder of 2022. We also have commitments to purchase $23.1 million of new revenue equipment in 2023. Additionally, operating lease obligations total $583,000 through 2024. A quarterly cash dividend of $0.06 per share of common stock was paid in the first quarter of 2022 which totaled $5.0 million. A quarterly cash dividend of $0.04 per share of common stock was paid in the first quarter of 2021 which totaled $3.3 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At March 31, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $18.5 million and remaining borrowing availability of $11.5 million. This facility bears interest at a variable rate based on the Term SOFR Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2022 and December 31, 2021.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at March 31, 2022.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

There have been no material changes in the critical accounting estimates disclosed by us under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2022, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.2 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022. We did not repurchase any shares in 2021. As of March 31, 2022, future repurchases of up to $8.4 million, or approximately 1.3 million shares, were available in the share repurchase program.

On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock.

The following table shows our share repurchase activity during the three months ended March 31, 2022:

				Maximum Dollar Amount
			Total Number of	of Shares that may
	Total Number		Shares Purchased	yet be Purchased
	of Shares	Average Price	as Part of a Publicly	Under the Program
Period	Purchased	Paid per Share	Announced Program	(in thousands)
January 1, 2022- January 31, 2022	-	$-	-	$33,403
February 1, 2022-February 28, 2022	-	-	-	33,403
March 1, 2022-March 31, 2022	1,306,811	19.13	1,306,811	8,403
Total	1,306,811	$19.13	1,306,811	$8,403

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.29

Twelfth Amendment to Credit Agreement, dated as of March 1, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2022.
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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 5, 2022, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 5, 2022	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)