Form 10-Q
period 2022-06-30
MARTEN TRANSPORT LTD
filed 2022-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,018,865 as of July 25, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,374	$56,995
Receivables:
Trade, net	138,391	99,003
Other	3,681	6,971
Prepaid expenses and other	27,437	23,980
Total current assets	237,883	186,949

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	992,400	956,476
Accumulated depreciation	(310,645)	(274,199)
Net property and equipment	681,755	682,277
Other noncurrent assets	1,483	1,464
Total assets	$921,121	$870,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,463	$20,150
Insurance and claims accruals	45,689	42,014
Accrued and other current liabilities	36,565	31,395
Total current liabilities	130,717	93,559
Deferred income taxes	129,972	125,163
Noncurrent operating lease liabilities	275	291
Total liabilities	260,964	219,013

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,014,564 shares at June 30, 2022, and 83,034,404 shares at December 31, 2021, issued and outstanding	810	830
Additional paid-in capital	44,867	85,718
Retained earnings	614,480	565,129
Total stockholders’ equity	660,157	651,677
Total liabilities and stockholders’ equity	$921,121	$870,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2022	2021	2022	2021

Operating revenue	$329,565	$232,442	$616,846	$455,488

Operating expenses (income):
Salaries, wages and benefits	96,460	75,296	185,809	148,294
Purchased transportation	67,480	45,003	124,790	85,768
Fuel and fuel taxes	61,337	32,007	105,705	60,944
Supplies and maintenance	13,352	11,167	25,665	22,182
Depreciation	26,865	25,540	53,008	51,227
Operating taxes and licenses	2,663	2,718	5,303	5,430
Insurance and claims	13,443	9,391	26,147	20,837
Communications and utilities	2,239	2,056	4,504	4,139
Gain on disposition of revenue equipment	(4,812)	(5,339)	(9,352)	(7,323)
Other	9,601	6,085	18,472	11,474

Total operating expenses	288,628	203,924	540,051	402,972

Operating income	40,937	28,518	76,795	52,516

Other	(36)	(9)	(43)	(19)

Income before income taxes	40,973	28,527	76,838	52,535

Income taxes expense	9,312	7,109	17,644	13,111

Net income	$31,661	$21,418	$59,194	$39,424

Basic earnings per common share	$0.39	$0.26	$0.72	$0.48

Diluted earnings per common share	$0.39	$0.26	$0.72	$0.47

Dividends declared per common share	$0.06	$0.04	$0.12	$0.08

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677
Net income	-	-	-	27,533	27,533
Repurchase and retirement of common stock	(1,307)	(13)	(24,987)	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	220	2	766	-	768
Employee taxes paid in exchange for shares withheld	-	-	(1,610)	-	(1,610)
Share-based payment arrangement compensation expense	-	-	369	-	369
Dividends on common stock	-	-	-	(4,975)	(4,975)
Balance at March 31, 2022	81,947	819	60,256	587,687	648,762
Net income	-	-	-	31,661	31,661
Repurchase and retirement of common stock	(963)	(10)	(16,743)	-	(16,753)
Issuance of common stock from share-based payment arrangement exercises	31	1	150	-	151
Share-based payment arrangement compensation expense	-	-	1,204	-	1,204
Dividends on common stock	-	-	-	(4,868)	(4,868)
Balance at June 30, 2022	81,015	$810	$44,867	$614,480	$660,157

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2022	2021
Cash flows provided by operating activities:
Operations:
Net income	$59,194	$39,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,008	51,227
Tires in service amortization	3,161	3,263
Gain on disposition of revenue equipment	(9,352)	(7,323)
Deferred income taxes	4,809	2,214
Share-based payment arrangement compensation expense	1,573	1,266
Changes in other current operating items:
Receivables	(37,619)	(7,596)
Prepaid expenses and other	(5,040)	(3,425)
Accounts payable	19,927	392
Insurance and claims accruals	3,675	1,843
Accrued and other current liabilities	5,334	2,080
Net cash provided by operating activities	98,670	83,365

Cash flows used for investing activities:
Revenue equipment additions	(54,202)	(98,877)
Proceeds from revenue equipment dispositions	23,854	38,995
Buildings and land, office equipment and other additions	(4,618)	(1,520)
Other	(38)	(36)
Net cash used for investing activities	(35,004)	(61,438)

Cash flows used for financing activities:
Repurchase and retirement of common stock	(41,753)	-
Dividends on common stock	(9,843)	(6,626)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	919	497
Employee taxes paid in exchange for shares withheld	(1,610)	(1,253)
Net cash used for financing activities	(52,287)	(7,382)

Net change in cash and cash equivalents	11,379	14,545

Cash and cash equivalents:
Beginning of period	56,995	66,127
End of period	$68,374	$80,672

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$9,765	$10,585

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,045	$8,319

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022

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

(2)	Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$31,661	$21,418	$59,194	$39,424
Denominator:
Basic earnings per common share - weighted-average shares	81,689	82,840	82,310	82,799
Effect of dilutive stock options	326	557	307	585
Diluted earnings per common share - weighted-average shares and assumed conversions	82,015	83,397	82,617	83,384

Basic earnings per common share	$0.39	$0.26	$0.72	$0.48
Diluted earnings per common share	$0.39	$0.26	$0.72	$0.47

Options totaling 486,000 and 495,500 equivalent shares for the three-month and six-month periods ended June 30, 2022, respectively, and 322,150 equivalent shares for each of the three-month and six-month periods ended June 30, 2021, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 66,912 and 109,371 equivalent shares for the three-month and six-month periods ended June 30, 2021, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive. There were no such equivalent shares for each of the three-month and six-month periods ended June 30, 2022.

(3)	Long-Term Debt

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At June 30, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we also had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate or the lender’s Prime Rate, in each case plus/minus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 4.25% at June 30, 2022.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2022 and December 31, 2021.

(4)	Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $252,000 in the first six months of 2022 and $140,000 in the first six months of 2021 for fuel, tires and related services. In addition, we paid $790,000 in the first six months of 2022 and $1.0 million in the first six months of 2021 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2021. As of June 30, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6)	Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first two quarters of 2022 which totaled $9.8 million. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million.

(7)	Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first six months of 2022, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first six months of 2022 and 2021 was $1.6 million and $1.3 million, respectively.

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

We are committed to new revenue equipment purchases of $42.1 million and building construction obligations of $10.1 million through the remainder of 2022. We also have commitments to purchase new revenue equipment of $22.0 million in 2023 and $13.0 million in 2024. Operating lease obligation expenditures through 2024 total $521,000.

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

Our Truckload segment provides a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada. Our agreements with customers are typically for one year.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $3.5 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. We had no impairment losses on contract assets in the first six months of 2022 or in 2021. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$101,808	$83,633	$196,978	$167,552
Truckload fuel surcharge revenue	25,164	12,308	42,784	23,304
Total Truckload revenue	126,972	95,941	239,762	190,856

Dedicated revenue, net of fuel surcharge revenue	84,389	67,227	162,810	134,129
Dedicated fuel surcharge revenue	25,966	12,894	44,305	24,229
Total Dedicated revenue	110,355	80,121	207,115	158,358

Intermodal revenue, net of fuel surcharge revenue	27,681	22,031	53,286	41,477
Intermodal fuel surcharge revenue	9,286	3,561	15,323	6,119
Total Intermodal revenue	36,967	25,592	68,609	47,596

Brokerage revenue	55,271	30,788	101,360	58,678
Total operating revenue	$329,565	$232,442	$616,846	$455,488

Operating income:
Truckload	$16,088	$13,197	$31,659	$24,612
Dedicated	14,039	10,617	24,684	19,553
Intermodal	4,097	1,850	9,133	3,311
Brokerage	6,713	2,854	11,319	5,040
Total operating income	$40,937	$28,518	$76,795	$52,516

Truckload segment depreciation expense was $13.5 million and $12.9 million, Dedicated segment depreciation expense was $11.2 million and $10.7 million, Intermodal segment depreciation expense was $1.9 million and $1.6 million, and Brokerage segment depreciation expense was $349,000 and $298,000 in the three-month periods ended June 30, 2022 and 2021, respectively.

Truckload segment depreciation expense was $26.4 million and $26.1 million, Dedicated segment depreciation expense was $22.3 million and $21.4 million, Intermodal segment depreciation expense was $3.6 million and $3.1 million, and Brokerage segment depreciation expense was $687,000 and $580,000 in the six-month periods ended June 30, 2022 and 2021, respectively.

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

Our Truckload segment provides a combination of regional short-haul and medium-to-long-haul full-load transportation services. We transport food and other consumer packaged goods that require a temperature-controlled or insulated environment, along with dry freight, across the United States and into and out of Mexico and Canada. Our agreements with customers are typically for one year.

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

Our operating revenue increased $161.4 million, or 35.4%, in the first six months of 2022 from the first six months of 2021. Our operating revenue, net of fuel surcharges, increased $112.6 million, or 28.0%, compared with the first six months of 2021. Truckload segment revenue, net of fuel surcharges, increased 17.6% from the first six months of 2021 primarily due to an increase in our average revenue per tractor, despite a slight reduction in our average number of tractors. Dedicated segment revenue, net of fuel surcharges, increased 21.4% from the first six months of 2021 primarily due to an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 28.5% from the first six months of 2021 primarily due to an increase in revenue per load. Brokerage segment revenue increased 72.7% primarily due to increases in both the number of loads and in revenue per load in the first six months of 2022. Fuel surcharge revenue increased to $102.4 million in the first six months of 2022 from $53.7 million in the first six months of 2021, primarily due to higher fuel costs.

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

Our operating income improved 46.2% to $76.8 million in the first six months of 2022 from $52.5 million in the first six months of 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 87.6% in the first six months of 2022 from 88.5% in the first six months of 2021. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.1% in the first six months of 2022 from 86.9% in the first six months of 2021. Our net income improved 50.1% to $59.2 million, or $0.72 per diluted share, in the first six months of 2022 from $39.4 million, or $0.47 per diluted share, in the first six months of 2021.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2022, we had $68.4 million of cash and cash equivalents, $660.2 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2022, net cash flows provided by operating activities of $98.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $30.3 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $9.8 million, and to construct and upgrade regional operating facilities in the amount of $3.8 million, resulting in an $11.4 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $128 million for the remainder of 2022. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first two quarters of 2022 which totaled $9.8 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Truckload Segment:
Revenue (in thousands)	$126,972	$95,941	$239,762	$190,856
Average revenue, net of fuel surcharges, per tractor per week(1)	$5,080	$4,146	$5,030	$4,101
Average tractors(1)	1,542	1,552	1,515	1,580
Average miles per trip	509	513	514	524
Total miles (in thousands)	36,752	37,285	72,124	75,568

Dedicated Segment:
Revenue (in thousands)	$110,355	$80,121	$207,115	$158,358
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,072	$3,268	$3,962	$3,241
Average tractors(1)	1,594	1,582	1,589	1,601
Average miles per trip	341	323	341	315
Total miles (in thousands)	34,134	32,255	66,887	64,254

Intermodal Segment:
Revenue (in thousands)	$36,967	$25,592	$68,609	$47,596
Loads	8,703	8,646	16,997	16,628
Average tractors	175	148	169	141

Brokerage Segment:
Revenue (in thousands)	$55,271	$30,788	$101,360	$58,678
Loads	25,322	14,341	45,006	28,916

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 85 and 118 tractors as of June 30, 2022 and 2021, respectively.

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$101,808	$83,633	$18,175	21.7%
Truckload fuel surcharge revenue	25,164	12,308	12,856	104.5
Total Truckload revenue	126,972	95,941	31,031	32.3

Dedicated revenue, net of fuel surcharge revenue	84,389	67,227	17,162	25.5
Dedicated fuel surcharge revenue	25,966	12,894	13,072	101.4
Total Dedicated revenue	110,355	80,121	30,234	37.7

Intermodal revenue, net of fuel surcharge revenue	27,681	22,031	5,650	25.6
Intermodal fuel surcharge revenue	9,286	3,561	5,725	160.8
Total Intermodal revenue	36,967	25,592	11,375	44.4

Brokerage revenue	55,271	30,788	24,483	79.5

Total operating revenue	$329,565	$232,442	$97,123	41.8%

Operating income:
Truckload	$16,088	$13,197	$2,891	21.9%
Dedicated	14,039	10,617	3,422	32.2
Intermodal	4,097	1,850	2,247	121.5
Brokerage	6,713	2,854	3,859	135.2
Total operating income	$40,937	$28,518	$12,419	43.5%

Operating ratio:
Truckload	87.3%	86.2%
Dedicated	87.3	86.7
Intermodal	88.9	92.8
Brokerage	87.9	90.7
Consolidated operating ratio	87.6%	87.7%

Operating ratio, net of fuel surcharges:
Truckload	84.2%	84.2%
Dedicated	83.4	84.2
Intermodal	85.2	91.6
Brokerage	87.9	90.7
Consolidated operating ratio, net of fuel surcharges	84.8%	86.0%

Our operating revenue increased $97.1 million, or 41.8%, to $329.6 million in the 2022 period from $232.4 million in the 2021 period. Our operating revenue, net of fuel surcharges, increased $65.5 million, or 32.1%, to $269.1 million in the 2022 period from $203.7 million in the 2021 period. This increase in the 2022 period was due to a $24.5 million increase in Brokerage revenue, an $18.2 million increase in Truckload revenue, net of fuel surcharges, a $17.2 million increase in Dedicated revenue, net of fuel surcharges, and a $5.7 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased by $31.7 million to $60.4 million in the 2022 period from $28.8 million in the 2021 period primarily due to higher fuel costs.

Truckload segment revenue increased $31.0 million, or 32.3%, to $127.0 million in the 2022 period from $95.9 million in the 2021 period. Truckload segment revenue, net of fuel surcharges, increased $18.2 million, or 21.7%, to $101.8 million in the 2022 period from $83.6 million in the 2021 period. During the 2022 period, an increase in our average revenue per tractor was partially offset by a slight reduction in our average number of tractors. The higher operating ratio in the 2022 period was primarily due to increased insurance and claims expense and driver recruiting costs, partially offset by an increase in our average revenue per tractor due to increased rates with our customers.

Dedicated segment revenue increased $30.2 million, or 37.7%, to $110.4 million in the 2022 period from $80.1 million in the 2021 period. Dedicated segment revenue, net of fuel surcharges, increased 25.5% primarily due to an increase in our average revenue per tractor. The operating ratio was negatively impacted in the 2022 period by increases in company driver compensation expense, insurance and claims expense and driver recruiting costs, which were partially offset by an increase in our average revenue per tractor due to increased rates with our customers.

Intermodal segment revenue increased $11.4 million, or 44.4%, to $37.0 million in the 2022 period from $25.6 million in the 2021 period. Intermodal segment revenue, net of fuel surcharges, increased 25.6% from the 2021 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $24.5 million, or 79.5%, to $55.3 million in the 2022 period from $30.8 million in the 2021 period primarily due to an increase in the number of loads. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$97,123	41.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	21,164	28.1	29.3	32.4
Purchased transportation	22,477	49.9	20.5	19.4
Fuel and fuel taxes	29,330	91.6	18.6	13.8
Supplies and maintenance	2,185	19.6	4.1	4.8
Depreciation	1,325	5.2	8.2	11.0
Operating taxes and licenses	(55)	(2.0)	0.8	1.2
Insurance and claims	4,052	43.1	4.1	4.0
Communications and utilities	183	8.9	0.7	0.9
Gain on disposition of revenue equipment	527	9.9	(1.5)	(2.3)
Other	3,516	57.8	2.9	2.6
Total operating expenses	84,704	41.5	87.6	87.7
Operating income	12,419	43.5	12.4	12.3
Other	(27)	(300.0)	-	-
Income before income taxes	12,446	43.6	12.4	12.3
Income taxes expense	2,203	31.0	2.8	3.1
Net income	$10,243	47.8%	9.6%	9.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $21.2 million, or 28.1%, in the 2022 period from the 2021 period. This increase resulted primarily from additional company driver compensation expense of $15.0 million, a $1.7 million increase in bonus compensation expense for our non-driver employees and a $930,000 increase in employees’ health insurance expense as a result of higher self-insured medical claims.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $22.5 million in total, or 49.9%, in the 2022 period from the 2021 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $19.9 million to $45.6 million in the 2022 period from $25.7 million in the 2021 period, primarily due to growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $3.6 million to $18.4 million in the 2022 period from $14.8 million in the 2021 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.1 million in the 2022 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $29.3 million, or 91.6%, in the 2022 period from the 2021 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.3 million, or 19.0%, to $8.0 million in the 2022 period from $6.8 million in the 2021 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $7.1 million from $3.5 million in the 2021 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $5.49 per gallon from $3.21 per gallon in the 2021 period. Despite this increase, our net fuel expense was 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, down from 3.9% in the 2021 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $2.2 million, or 19.6%, from the 2021 period primarily due to higher outside repair, parts and tires costs, along with increased tolls and loading/unloading costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $4.1 million, or 43.1%, increase in insurance and claims in the 2022 period was primarily due to increases in our self-insured auto liability claim costs and in the cost of physical damage claims related to our revenue equipment. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $4.8 million in the 2022 period, down from $5.3 million in the 2021 period primarily due to a decrease in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $3.5 million increase in other operating expenses in the 2022 period was primarily due to increases in costs associated with driver recruitment and retention along with travel and meals expense.

Our operating income improved 43.5% to $40.9 million in the 2022 period from $28.5 million in the 2021 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 87.6% in the 2022 period and 87.7% in the 2021 period. The operating ratio for our Truckload segment was 87.3% in the 2022 period and 86.2% in the 2021 period, for our Dedicated segment was 87.3% in the 2022 period and 86.7% in the 2021 period, for our Intermodal segment was 88.9% in the 2022 period and 92.8% in the 2021 period, and for our Brokerage segment was 87.9% in the 2022 period and 90.7% in the 2021 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 84.8% in the 2022 period from 86.0% in the 2021 period.

Our effective income tax rate decreased to 22.7% in the 2022 period from 24.9% in the 2021 period due to a change in unrecognized tax benefits for prior periods resulting from resolution of an IRS audit, along with decreases in per diem and other non-deductible expenses.

As a result of the factors described above, net income improved 47.8% to $31.7 million, or $0.39 per diluted share, in the 2022 period from $21.4 million, or $0.26 per diluted share, in the 2021 period.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$196,978	$167,552	$29,426	17.6%
Truckload fuel surcharge revenue	42,784	23,304	19,480	83.6
Total Truckload revenue	239,762	190,856	48,906	25.6

Dedicated revenue, net of fuel surcharge revenue	162,810	134,129	28,681	21.4
Dedicated fuel surcharge revenue	44,305	24,229	20,076	82.9
Total Dedicated revenue	207,115	158,358	48,757	30.8

Intermodal revenue, net of fuel surcharge revenue	53,286	41,477	11,809	28.5
Intermodal fuel surcharge revenue	15,323	6,119	9,204	150.4
Total Intermodal revenue	68,609	47,596	21,013	44.1

Brokerage revenue	101,360	58,678	42,682	72.7

Total operating revenue	$616,846	$455,488	$161,358	35.4%

Operating income:
Truckload	$31,659	$24,612	$7,047	28.6%
Dedicated	24,684	19,553	5,131	26.2
Intermodal	9,133	3,311	5,822	175.8
Brokerage	11,319	5,040	6,279	124.6
Total operating income	$76,795	$52,516	$24,279	46.2%

Operating ratio:
Truckload	86.8%	87.1%
Dedicated	88.1	87.7
Intermodal	86.7	93.0
Brokerage	88.8	91.4
Consolidated operating ratio	87.6%	88.5%

Operating ratio, net of fuel surcharges:
Truckload	83.9%	85.3%
Dedicated	84.8	85.4
Intermodal	82.9	92.0
Brokerage	88.8	91.4
Consolidated operating ratio, net of fuel surcharges	85.1%	86.9%

Our operating revenue increased $161.4 million, or 35.4%, to $616.8 million in the 2022 period from $455.5 million in the 2021 period. Our operating revenue, net of fuel surcharges, increased $112.6 million, or 28.0%, to $514.4 million in the 2022 period from $401.8 million in the 2021 period. This increase in the 2022 period was due to a $42.7 million increase in Brokerage revenue, a $29.4 million increase in Truckload revenue, net of fuel surcharges, a $28.7 million increase in Dedicated revenue, net of fuel surcharges, and an $11.8 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased by $48.8 million to $102.4 million in the 2022 period from $53.7 million in the 2021 period primarily due to higher fuel costs.

Truckload segment revenue increased $48.9 million, or 25.6%, to $239.8 million in the 2022 period from $190.9 million in the 2021 period. Truckload segment revenue, net of fuel surcharges, increased $29.4 million, or 17.6%, to $197.0 million in the 2022 period from $167.6 million in the 2021 period. During the 2022 period, an increase in our average revenue per tractor was partially offset by a reduction in our average number of tractors. The improvement in the operating ratio in the 2022 period was primarily due to an increase in our average revenue per tractor due to increased rates with our customers, partially offset by increases in company driver compensation expense, driver recruiting costs and insurance and claims expense.

Dedicated segment revenue increased $48.8 million, or 30.8%, to $207.1 million in the 2022 period from $158.4 million in the 2021 period. Dedicated segment revenue, net of fuel surcharges, increased 21.4% primarily due to an increase in our average revenue per tractor. The operating ratio was negatively impacted in the 2022 period by increases in both company driver compensation expense and driver recruiting costs, which were partially offset by an increase in our average revenue per tractor due to increased rates with our customers.

Intermodal segment revenue increased $21.0 million, or 44.1%, to $68.6 million in the 2022 period from $47.6 million in the 2021 period. Intermodal segment revenue, net of fuel surcharges, increased 28.5% from the 2021 period primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $42.7 million, or 72.7%, to $101.4 million in the 2022 period from $58.7 million in the 2021 period primarily due to increases in both the number of loads and in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$161,358	35.4%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	37,515	25.3	30.1	32.6
Purchased transportation	39,022	45.5	20.2	18.8
Fuel and fuel taxes	44,761	73.4	17.1	13.4
Supplies and maintenance	3,483	15.7	4.2	4.9
Depreciation	1,781	3.5	8.6	11.2
Operating taxes and licenses	(127)	(2.3)	0.9	1.2
Insurance and claims	5,310	25.5	4.2	4.6
Communications and utilities	365	8.8	0.7	0.9
Gain on disposition of revenue equipment	(2,029)	(27.7)	(1.5)	(1.6)
Other	6,998	61.0	3.0	2.5
Total operating expenses	137,079	34.0	87.6	88.5
Operating income	24,279	46.2	12.4	11.5
Other	(24)	(126.3)	-	-
Income before income taxes	24,303	46.3	12.5	11.5
Income taxes expense	4,533	34.6	2.9	2.9
Net income	$19,770	50.1%	9.6%	8.7%

Salaries, wages and benefits expense increased $37.5 million, or 25.3%, in the 2022 period from the 2021 period. This increase resulted primarily from additional company driver compensation expense of $26.8 million, a $3.1 million increase in bonus compensation expense for our non-driver employees and a $2.4 million increase in employees’ health insurance expense as a result of higher self-insured medical claims.

Purchased transportation expense increased $39.0 million in total, or 45.5%, in the 2022 period from the 2021 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $35.1 million to $84.4 million in the 2022 period from $49.3 million in the 2021 period, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $6.3 million to $33.6 million in the 2022 period from $27.3 million in the 2021 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $2.3 million in the 2022 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $44.8 million, or 73.4%, in the 2022 period from the 2021 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.5 million, or 11.3%, to $14.9 million in the 2022 period from $13.4 million in the 2021 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $11.6 million from $6.1 million in the 2021 period. The DOE national average cost of fuel increased to $4.87 per gallon from $3.06 per gallon in the 2021 period. Despite this increase, our net fuel expense was 3.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, down from 3.9% in the 2021 period.

Our supplies and maintenance expense increased $3.5 million, or 15.7%, from the 2021 period primarily due to higher outside repair, parts and tires costs, along with increased tolls and loading/unloading costs.

The $5.3 million, or 25.5%, increase in insurance and claims in the 2022 period was primarily due to increases in our self-insured auto liability claim costs and in the cost of physical damage claims related to our revenue equipment.

Gain on disposition of revenue equipment was $9.4 million in the 2022 period, up from $7.3 million in the 2021 period primarily due to an increase in the average gain for our tractor and trailer sales, despite a decrease in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $7.0 million increase in other operating expenses in the 2022 period was primarily due to increases in costs associated with driver recruitment and retention along with travel and meals expense.

Our operating income improved 46.2% to $76.8 million in the 2022 period from $52.5 million in the 2021 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 87.6% in the 2022 period from 88.5% in the 2021 period. The operating ratio for our Truckload segment was 86.8% in the 2022 period and 87.1% in the 2021 period, for our Dedicated segment was 88.1% in the 2022 period and 87.7% in the 2021 period, for our Intermodal segment was 86.7% in the 2022 period and 93.0% in the 2021 period, and for our Brokerage segment was 88.8% in the 2022 period and 91.4% in the 2021 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.1% in the 2022 period from 86.9% in the 2021 period.

Our effective income tax rate decreased to 23.0% in the 2022 period from 25.0% in the 2021 period due to a change in unrecognized tax benefits for prior periods resulting from resolution of an IRS audit, along with decreases in per diem and other non-deductible expenses.

As a result of the factors described above, net income improved 50.1% to $59.2 million, or $0.72 per diluted share, in the 2022 period from $39.4 million, or $0.47 per diluted share, in the 2021 period.

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

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash flows provided by operating activities	$98,670	$83,365
Net cash flows (used for) investing activities	(35,004)	(61,438)
Net cash flows (used for) financing activities	(52,287)	(7,382)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2021. As of June 30, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first six months of 2022, net cash flows provided by operating activities of $98.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $30.3 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $9.8 million, and to construct and upgrade regional operating facilities in the amount of $3.8 million, resulting in an $11.4 million increase in cash and cash equivalents. In the first six months of 2021, net cash flows provided by operating activities of $83.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $59.9 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $1.0 million, resulting in a $14.5 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $128 million for the remainder of 2022. This amount includes commitments to purchase $42.1 million of new revenue equipment and $10.1 million in building construction through the remainder of 2022. We also have commitments to purchase new revenue equipment of $22.0 million in 2023 and $13.0 million in 2024. Additionally, operating lease obligations total $521,000 through 2024. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first two quarters of 2022 which totaled $9.8 million. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

We maintain a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2023. At June 30, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. This facility bears interest at a variable rate based on the Term SOFR Rate or the lender’s Prime Rate, in each case plus/minus applicable margins.

Our credit facility prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. This facility also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2022 and December 31, 2021.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2022, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.2 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2021. As of June 30, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

The following table shows our share repurchase activity during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased Under the Program (in thousands)
April 1, 2022-
April 30, 2022	-	$-	-	$8,403

May 1, 2022-
May 31, 2022	241,931	16.63	241,931	45,977	(1)

June 1, 2022-
June 30, 2022	720,902	17.66	720,902	33,247
Total	962,833	$17.40	962,833	$33,247

(1)	The maximum dollar amount was increased on May 3, 2022 to $50.0 million. In May 2022, shares purchased totaled $4.0 million.

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.30	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 6, 2022.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 8, 2022, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2022	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2022	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)