Form 10-Q
period 2022-09-30
MARTEN TRANSPORT LTD
filed 2022-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,096,632 as of October 25, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,492	$56,995
Receivables:
Trade, net	124,587	99,003
Other	4,443	6,971
Prepaid expenses and other	24,787	23,980
Total current assets	225,309	186,949

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,046,476	956,476
Accumulated depreciation	(334,504)	(274,199)
Net property and equipment	711,972	682,277
Other noncurrent assets	1,421	1,464
Total assets	$938,702	$870,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,188	$20,150
Insurance and claims accruals	45,664	42,014
Accrued and other current liabilities	36,605	31,395
Total current liabilities	125,457	93,559
Deferred income taxes	130,594	125,163
Noncurrent operating lease liabilities	214	291
Total liabilities	256,265	219,013

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,096,632 shares at September 30, 2022, and 83,034,404 shares at December 31, 2021, issued and outstanding	811	830
Additional paid-in capital	46,366	85,718
Retained earnings	635,260	565,129
Total stockholders’ equity	682,437	651,677
Total liabilities and stockholders’ equity	$938,702	$870,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2022	2021	2022	2021

Operating revenue	$324,448	$251,280	$941,294	$706,768

Operating expenses (income):
Salaries, wages and benefits	99,773	81,091	285,582	229,385
Purchased transportation	64,403	52,861	189,193	138,629
Fuel and fuel taxes	57,299	33,909	163,004	94,853
Supplies and maintenance	14,855	11,685	40,520	33,867
Depreciation	28,381	25,371	81,389	76,598
Operating taxes and licenses	2,748	2,606	8,051	8,036
Insurance and claims	11,949	10,501	38,096	31,338
Communications and utilities	2,135	2,181	6,639	6,320
Gain on disposition of revenue equipment	(1,070)	(4,536)	(10,422)	(11,859)
Other	10,209	7,115	28,681	18,589

Total operating expenses	290,682	222,784	830,733	625,756

Operating income	33,766	28,496	110,561	81,012

Other	(264)	(8)	(307)	(27)

Income before income taxes	34,030	28,504	110,868	81,039

Income taxes expense	8,384	7,230	26,028	20,341

Net income	$25,646	$21,274	$84,840	$60,698

Basic earnings per common share	$0.32	$0.26	$1.04	$0.73

Diluted earnings per common share	$0.32	$0.26	$1.03	$0.73

Dividends paid per common share	$0.06	$-	$0.18	$0.08

Dividends declared per common share	$0.06	$0.54	$0.18	$0.62

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677
Net income	-	-	-	27,533	27,533
Repurchase and retirement of common stock	(1,307)	(13)	(24,987)	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	220	2	766	-	768
Employee taxes paid in exchange for shares withheld	-	-	(1,610)	-	(1,610)
Share-based payment arrangement compensation expense	-	-	369	-	369
Dividends paid on common stock	-	-	-	(4,975)	(4,975)
Balance at March 31, 2022	81,947	819	60,256	587,687	648,762
Net income	-	-	-	31,661	31,661
Repurchase and retirement of common stock	(963)	(10)	(16,743)	-	(16,753)
Issuance of common stock from share-based payment arrangement exercises	31	1	150	-	151
Share-based payment arrangement compensation expense	-	-	1,204	-	1,204
Dividends paid on common stock	-	-	-	(4,868)	(4,868)
Balance at June 30, 2022	81,015	810	44,867	614,480	660,157
Net income	-	-	-	25,646	25,646
Issuance of common stock from share-based payment arrangement exercises	82	1	844	-	845
Share-based payment arrangement compensation expense	-	-	655	-	655
Dividends paid on common stock	-	-	-	(4,866)	(4,866)
Balance at September 30, 2022	81,097	$811	$46,366	$635,260	$682,437

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2022	2021
Cash flows provided by operating activities:
Operations:
Net income	$84,840	$60,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,389	76,598
Tires in service amortization	4,861	4,858
Gain on disposition of revenue equipment	(10,422)	(11,859)
Deferred income taxes	5,431	(409)
Share-based payment arrangement compensation expense	2,228	1,839
Changes in other current operating items:
Receivables	(24,657)	(14,805)
Prepaid expenses and other	(3,901)	(3,076)
Accounts payable	14,364	7,502
Insurance and claims accruals	3,650	1,533
Accrued and other current liabilities	5,438	5,030
Net cash provided by operating activities	163,221	127,909

Cash flows used for investing activities:
Revenue equipment additions	(110,535)	(157,301)
Proceeds from revenue equipment dispositions	28,527	58,525
Buildings and land, office equipment and other additions	(10,370)	(3,330)
Other	(38)	(36)
Net cash used for investing activities	(92,416)	(102,142)

Cash flows used for financing activities:
Repurchase and retirement of common stock	(41,753)	-
Dividends paid on common stock	(14,709)	(6,626)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	1,764	558
Employee taxes paid in exchange for shares withheld	(1,610)	(1,926)
Net cash used for financing activities	(56,308)	(7,994)

Net change in cash and cash equivalents	14,497	17,773

Cash and cash equivalents:
Beginning of period	56,995	66,127
End of period	$71,492	$83,900

Supplemental non-cash disclosure:
Dividends declared and not yet paid	$-	$44,789
Change in property and equipment not yet paid	$10,132	$692

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$16,413	$17,214
Interest	$52	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$25,646	$21,274	$84,840	$60,698
Denominator:
Basic earnings per common share - weighted-average shares	81,061	82,907	81,889	82,835
Effect of dilutive stock options	286	465	266	545
Diluted earnings per common share - weighted-average shares and assumed conversions	81,347	83,372	82,155	83,380

Basic earnings per common share	$0.32	$0.26	$1.04	$0.73
Diluted earnings per common share	$0.32	$0.26	$1.03	$0.73

Options totaling 512,500 and 535,600 equivalent shares for the three-month and nine-month periods ended September 30, 2022, respectively, and 339,450 and 328,550 equivalent shares for the three-month and nine-month periods ended September 30, 2021, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 16,590 equivalent shares for each of the three-month and nine-month periods ended September 30, 2022, and 66,912 equivalent shares for each of the three-month and nine-month periods ended September 30, 2021, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.25% at September 30, 2022.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2022 and December 31, 2021.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $377,000 in the first nine months of 2022 and $234,000 in the first nine months of 2021 for fuel, tires and related services. In addition, we paid $1.4 million in the first nine months of 2022 and $1.5 million in the first nine months of 2021 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

(5) Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third quarter of 2022 or in 2021. As of September 30, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first three quarters of 2022 which totaled $14.7 million. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We declared cash dividends in August 2021 which were paid in October 2021 totaling $44.8 million which consisted of a special dividend of $0.50 per common share, along with a quarterly cash dividend of $0.04 per share of common stock.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2022, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2022 and 2021 was $2.2 million and $1.8 million, respectively.

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

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $19.8 million and building construction obligations of $6.0 million through the remainder of 2022. We also have commitments to purchase new revenue equipment of $47.3 million in 2023 and $13.0 million in 2024. Operating lease obligation expenditures through 2024 total $459,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.6 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively. We had no impairment losses on contract assets in the first nine months of 2022 or in 2021. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$105,905	$86,889	$302,883	$254,441
Truckload fuel surcharge revenue	23,471	12,728	66,255	36,032
Total Truckload revenue	129,376	99,617	369,138	290,473

Dedicated revenue, net of fuel surcharge revenue	86,178	68,826	248,988	202,955
Dedicated fuel surcharge revenue	24,039	13,336	68,344	37,565
Total Dedicated revenue	110,217	82,162	317,332	240,520

Intermodal revenue, net of fuel surcharge revenue	24,303	22,716	77,589	64,193
Intermodal fuel surcharge revenue	7,600	4,031	22,923	10,150
Total Intermodal revenue	31,903	26,747	100,512	74,343

Brokerage revenue	52,952	42,754	154,312	101,432
Total operating revenue	$324,448	$251,280	$941,294	$706,768

Operating income:
Truckload	$14,319	$11,670	$45,978	$36,282
Dedicated	13,005	8,521	37,689	28,074
Intermodal	778	2,840	9,911	6,151
Brokerage	5,664	5,465	16,983	10,505
Total operating income	$33,766	$28,496	$110,561	$81,012

Truckload segment depreciation expense was $14.5 million and $12.9 million, Dedicated segment depreciation expense was $11.5 million and $10.6 million, Intermodal segment depreciation expense was $2.0 million and $1.6 million, and Brokerage segment depreciation expense was $383,000 and $260,000 in the three-month periods ended September 30, 2022 and 2021, respectively.

Truckload segment depreciation expense was $40.9 million and $39.0 million, Dedicated segment depreciation expense was $33.8 million and $32.0 million, Intermodal segment depreciation expense was $5.6 million and $4.7 million, and Brokerage segment depreciation expense was $1.1 million and $840,000 in the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Our operating revenue increased $234.5 million, or 33.2%, in the first nine months of 2022 from the first nine months of 2021. Our operating revenue, net of fuel surcharges, increased $160.8 million, or 25.8%, compared with the first nine months of 2021. Truckload segment revenue, net of fuel surcharges, increased 19.0% from the first nine months of 2021, primarily due to an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 22.7% from the first nine months of 2021, primarily due to an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 20.9% from the first nine months of 2021, primarily due to an increase in revenue per load. Brokerage segment revenue increased 52.1%, primarily due to increases in both the number of loads and in revenue per load in the first nine months of 2022. Fuel surcharge revenue increased to $157.5 million in the first nine months of 2022 from $83.7 million in the first nine months of 2021, primarily due to higher fuel costs.

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

Our operating income improved 36.5% to $110.6 million in the first nine months of 2022 from $81.0 million in the first nine months of 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.3% in the first nine months of 2022 from 88.5% in the first nine months of 2021. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.9% in the first nine months of 2022 from 87.0% in the first nine months of 2021. Our net income improved 39.8% to $84.8 million, or $1.03 per diluted share, in the first nine months of 2022 from $60.7 million, or $0.73 per diluted share, in the first nine months of 2021.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2022, we had $71.5 million of cash and cash equivalents, $682.4 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2022, net cash flows provided by operating activities of $163.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.0 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $14.7 million, and to construct and upgrade regional operating facilities in the amount of $8.7 million, resulting in a $14.5 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million for the remainder of 2022. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first three quarters of 2022 which totaled $14.7 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Truckload Segment:
Revenue (in thousands)	$129,376	$99,617	$369,138	$290,473
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,889	$4,411	$4,980	$4,202
Average tractors(1)	1,648	1,499	1,560	1,553
Average miles per trip	508	502	512	516
Total miles (in thousands)	38,441	35,945	110,565	111,513

Dedicated Segment:
Revenue (in thousands)	$110,217	$82,162	$317,332	$240,520
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,006	$3,438	$3,977	$3,305
Average tractors(1)	1,637	1,523	1,605	1,574
Average miles per trip	337	328	340	319
Total miles (in thousands)	34,513	31,511	101,400	95,765

Intermodal Segment:
Revenue (in thousands)	$31,903	$26,747	$100,512	$74,343
Loads	7,610	8,257	24,607	24,885
Average tractors	182	139	173	140

Brokerage Segment:
Revenue (in thousands)	$52,952	$42,754	$154,312	$101,432
Loads	24,896	18,251	69,902	47,167

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 90 and 101 tractors as of September 30, 2022 and 2021, respectively.

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$105,905	$86,889	$19,016	21.9%
Truckload fuel surcharge revenue	23,471	12,728	10,743	84.4
Total Truckload revenue	129,376	99,617	29,759	29.9

Dedicated revenue, net of fuel surcharge revenue	86,178	68,826	17,352	25.2
Dedicated fuel surcharge revenue	24,039	13,336	10,703	80.3
Total Dedicated revenue	110,217	82,162	28,055	34.1

Intermodal revenue, net of fuel surcharge revenue	24,303	22,716	1,587	7.0
Intermodal fuel surcharge revenue	7,600	4,031	3,569	88.5
Total Intermodal revenue	31,903	26,747	5,156	19.3

Brokerage revenue	52,952	42,754	10,198	23.9

Total operating revenue	$324,448	$251,280	$73,168	29.1%

Operating income:
Truckload	$14,319	$11,670	$2,649	22.7%
Dedicated	13,005	8,521	4,484	52.6
Intermodal	778	2,840	(2,062)	(72.6)
Brokerage	5,664	5,465	199	3.6
Total operating income	$33,766	$28,496	$5,270	18.5%

Operating ratio:
Truckload	88.9%	88.3%
Dedicated	88.2	89.6
Intermodal	97.6	89.4
Brokerage	89.3	87.2
Consolidated operating ratio	89.6%	88.7%

Operating ratio, net of fuel surcharges:
Truckload	86.5%	86.6%
Dedicated	84.9	87.6
Intermodal	96.8	87.5
Brokerage	89.3	87.2
Consolidated operating ratio, net of fuel surcharges	87.5%	87.1%

Our operating revenue increased $73.2 million, or 29.1%, to $324.4 million in the 2022 period from $251.3 million in the 2021 period. Our operating revenue, net of fuel surcharges, increased $48.2 million, or 21.8%, to $269.3 million in the 2022 period from $221.2 million in the 2021 period. This increase in the 2022 period was due to a $19.0 million increase in Truckload revenue, net of fuel surcharges, a $17.4 million increase in Dedicated revenue, net of fuel surcharges, a $10.2 million increase in Brokerage revenue, and a $1.6 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased by $25.0 million to $55.1 million in the 2022 period from $30.1 million in the 2021 period primarily due to higher fuel costs.

Truckload segment revenue increased $29.8 million, or 29.9%, to $129.4 million in the 2022 period from $99.6 million in the 2021 period. Truckload segment revenue, net of fuel surcharges, increased $19.0 million, or 21.9%, to $105.9 million in the 2022 period from $86.9 million in the 2021 period. During the 2022 period, an increase in our average revenue per tractor was coupled with an increase in our average number of tractors. The operating ratio in the 2022 period was adversely impacted by a decrease in gain on disposition of revenue equipment.

Dedicated segment revenue increased $28.1 million, or 34.1%, to $110.2 million in the 2022 period from $82.2 million in the 2021 period. Dedicated segment revenue, net of fuel surcharges, increased 25.2%, primarily due to an increase in our average revenue per tractor, along with growth in our fleet. The improvement in the operating ratio was primarily due to an increase in our average revenue per tractor due to increased rates with our customers.

Intermodal segment revenue increased $5.2 million, or 19.3%, to $31.9 million in the 2022 period from $26.7 million in the 2021 period. Intermodal segment revenue, net of fuel surcharges, increased 7.0% from the 2021 period, primarily due to an increase in revenue per load. The operating ratio in the 2022 period was adversely impacted by a decrease in our intermodal volumes and margins resulting from weakness in rail service aggravated by the threat of a rail labor strike in mid-September 2022.

Brokerage segment revenue increased $10.2 million, or 23.9%, to $53.0 million in the 2022 period from $42.8 million in the 2021 period, primarily due to an increase in the number of loads. The operating ratio in the 2022 period was negatively impacted by an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$73,168	29.1%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	18,682	23.0	30.8	32.3
Purchased transportation	11,542	21.8	19.9	21.0
Fuel and fuel taxes	23,390	69.0	17.7	13.5
Supplies and maintenance	3,170	27.1	4.6	4.7
Depreciation	3,010	11.9	8.7	10.1
Operating taxes and licenses	142	5.4	0.8	1.0
Insurance and claims	1,448	13.8	3.7	4.2
Communications and utilities	(46)	(2.1)	0.7	0.9
Gain on disposition of revenue equipment	3,466	76.4	(0.3)	(1.8)
Other	3,094	43.5	3.1	2.8
Total operating expenses	67,898	30.5	89.6	88.7
Operating income	5,270	18.5	10.4	11.3
Other	(256)	(3,200.0)	(0.1)	-
Income before income taxes	5,526	19.4	10.5	11.3
Income taxes expense	1,154	16.0	2.6	2.9
Net income	$4,372	20.6%	7.9%	8.5%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $18.7 million, or 23.0%, in the 2022 period from the 2021 period. This increase resulted primarily from additional company driver compensation expense of $14.5 million in the period.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $11.5 million in total, or 21.8%, in the 2022 period from the 2021 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $9.4 million to $44.3 million in the 2022 period from $34.9 million in the 2021 period, primarily due to growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $2.3 million to $16.4 million in the 2022 period from $14.1 million in the 2021 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $114,000 in the 2022 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $23.4 million, or 69.0%, in the 2022 period from the 2021 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.3 million, or 17.6%, to $8.6 million in the 2022 period from $7.3 million in the 2021 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $6.4 million from $3.5 million in the 2021 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $5.15 per gallon from $3.36 per gallon in the 2021 period. Despite this increase, our net fuel expense was 4.0% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, down slightly from 4.1% in the 2021 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $3.2 million, or 27.1%, from the 2021 period, primarily due to higher parts, outside repair and tire costs, along with increased loading/unloading costs.

Gain on disposition of revenue equipment was $1.1 million in the 2022 period, down from $4.5 million in the 2021 period primarily due to a decrease in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $3.1 million increase in other operating expenses in the 2022 period was primarily due to increases in costs associated with driver recruitment and retention, travel and meals, and chassis rental.

Our operating income improved 18.5% to $33.8 million in the 2022 period from $28.5 million in the 2021 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 89.6% in the 2022 period and 88.7% in the 2021 period. The operating ratio for our Truckload segment was 88.9% in the 2022 period and 88.3% in the 2021 period, for our Dedicated segment was 88.2% in the 2022 period and 89.6% in the 2021 period, for our Intermodal segment was 97.6% in the 2022 period and 89.4% in the 2021 period, and for our Brokerage segment was 89.3% in the 2022 period and 87.2% in the 2021 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 87.5% in the 2022 period and 87.1% in the 2021 period.

Our effective income tax rate decreased to 24.6% in the 2022 period from 25.4% in the 2021 period, primarily due to decreases in per diem and other non-deductible expenses.

As a result of the factors described above, net income improved 20.6% to $25.6 million, or $0.32 per diluted share, in the 2022 period from $21.3 million, or $0.26 per diluted share, in the 2021 period.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$302,883	$254,441	$48,442	19.0%
Truckload fuel surcharge revenue	66,255	36,032	30,223	83.9
Total Truckload revenue	369,138	290,473	78,665	27.1

Dedicated revenue, net of fuel surcharge revenue	248,988	202,955	46,033	22.7
Dedicated fuel surcharge revenue	68,344	37,565	30,779	81.9
Total Dedicated revenue	317,332	240,520	76,812	31.9

Intermodal revenue, net of fuel surcharge revenue	77,589	64,193	13,396	20.9
Intermodal fuel surcharge revenue	22,923	10,150	12,773	125.8
Total Intermodal revenue	100,512	74,343	26,169	35.2

Brokerage revenue	154,312	101,432	52,880	52.1

Total operating revenue	$941,294	$706,768	$234,526	33.2%

Operating income:
Truckload	$45,978	$36,282	$9,696	26.7%
Dedicated	37,689	28,074	9,615	34.2
Intermodal	9,911	6,151	3,760	61.1
Brokerage	16,983	10,505	6,478	61.7
Total operating income	$110,561	$81,012	$29,549	36.5%

Operating ratio:
Truckload	87.5%	87.5%
Dedicated	88.1	88.3
Intermodal	90.1	91.7
Brokerage	89.0	89.6
Consolidated operating ratio	88.3%	88.5%

Operating ratio, net of fuel surcharges:
Truckload	84.8%	85.7%
Dedicated	84.9	86.2
Intermodal	87.2	90.4
Brokerage	89.0	89.6
Consolidated operating ratio, net of fuel surcharges	85.9%	87.0%

Our operating revenue increased $234.5 million, or 33.2%, to $941.3 million in the 2022 period from $706.8 million in the 2021 period. Our operating revenue, net of fuel surcharges, increased $160.8 million, or 25.8%, to $783.8 million in the 2022 period from $623.0 million in the 2021 period. This increase in the 2022 period was due to a $52.9 million increase in Brokerage revenue, a $48.4 million increase in Truckload revenue, net of fuel surcharges, a $46.0 million increase in Dedicated revenue, net of fuel surcharges, and a $13.4 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased by $73.8 million to $157.5 million in the 2022 period from $83.7 million in the 2021 period primarily due to higher fuel costs.

Truckload segment revenue increased $78.7 million, or 27.1%, to $369.1 million in the 2022 period from $290.5 million in the 2021 period. Truckload segment revenue, net of fuel surcharges, increased $48.4 million, or 19.0%, to $302.9 million in the 2022 period from $254.4 million in the 2021 period, primarily due to an increase in our average revenue per tractor. The operating ratio was 87.5% in each period.

Dedicated segment revenue increased $76.8 million, or 31.9%, to $317.3 million in the 2022 period from $240.5 million in the 2021 period. Dedicated segment revenue, net of fuel surcharges, increased 22.7%, primarily due to an increase in our average revenue per tractor. The operating ratio slightly improved in the 2022 period.

Intermodal segment revenue increased $26.2 million, or 35.2%, to $100.5 million in the 2022 period from $74.3 million in the 2021 period. Intermodal segment revenue, net of fuel surcharges, increased 20.9% from the 2021 period, primarily due to an increase in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers and a decrease in the amounts payable to railroads as a percentage of our revenue.

Brokerage segment revenue increased $52.9 million, or 52.1%, to $154.3 million in the 2022 period from $101.4 million in the 2021 period, primarily due to increases in both the number of loads and in revenue per load. The improvement in the operating ratio in the 2022 period was primarily due to increased rates with our customers.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$234,526	33.2%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	56,197	24.5	30.3	32.5
Purchased transportation	50,564	36.5	20.1	19.6
Fuel and fuel taxes	68,151	71.8	17.3	13.4
Supplies and maintenance	6,653	19.6	4.3	4.8
Depreciation	4,791	6.3	8.6	10.8
Operating taxes and licenses	15	0.2	0.9	1.1
Insurance and claims	6,758	21.6	4.0	4.4
Communications and utilities	319	5.0	0.7	0.9
Gain on disposition of revenue equipment	1,437	12.1	(1.1)	(1.7)
Other	10,092	54.3	3.0	2.6
Total operating expenses	204,977	32.8	88.3	88.5
Operating income	29,549	36.5	11.7	11.5
Other	(280)	(1,037.0)	-	-
Income before income taxes	29,829	36.8	11.8	11.5
Income taxes expense	5,687	28.0	2.8	2.9
Net income	$24,142	39.8%	9.0%	8.6%

Salaries, wages and benefits expense increased $56.2 million, or 24.5%, in the 2022 period from the 2021 period. This increase resulted primarily from additional company driver compensation expense of $41.3 million, a $3.8 million increase in bonus compensation expense for our non-driver employees and a $1.7 million increase in employees’ health insurance expense as a result of higher self-insured medical claims.

Purchased transportation expense increased $50.6 million in total, or 36.5%, in the 2022 period from the 2021 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $44.5 million to $128.7 million in the 2022 period from $84.2 million in the 2021 period, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $8.5 million to $49.9 million in the 2022 period from $41.4 million in the 2021 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $2.5 million in the 2022 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $68.2 million, or 71.8%, in the 2022 period from the 2021 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.8 million, or 13.5%, to $23.5 million in the 2022 period from $20.7 million in the 2021 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $18.0 million from $9.6 million in the 2021 period. The DOE national average cost of fuel increased to $4.96 per gallon from $3.16 per gallon in the 2021 period. Despite this increase, our net fuel expense was 3.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, down from 4.0% in the 2021 period.

Our supplies and maintenance expense increased $6.7 million, or 19.6%, from the 2021 period, primarily due to higher parts, outside repair and tire costs, along with increased loading/unloading costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $6.8 million, or 21.6%, increase in insurance and claims in the 2022 period was primarily due to increases in our self-insured auto liability claim costs and in the cost of physical damage claims related to our revenue equipment. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

The $10.1 million increase in other operating expenses in the 2022 period was primarily due to increases in costs associated with driver recruitment and retention, travel and meals, and chassis rental.

Our operating income improved 36.5% to $110.6 million in the 2022 period from $81.0 million in the 2021 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” improved to 88.3% in the 2022 period from 88.5% in the 2021 period. The operating ratio for our Truckload segment was 87.5% in each of the 2022 and 2021 periods, for our Dedicated segment was 88.1% in the 2022 period and 88.3% in the 2021 period, for our Intermodal segment was 90.1% in the 2022 period and 91.7% in the 2021 period, and for our Brokerage segment was 89.0% in the 2022 period and 89.6% in the 2021 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 85.9% in the 2022 period from 87.0% in the 2021 period.

Our effective income tax rate decreased to 23.5% in the 2022 period from 25.1% in the 2021 period, primarily due to a change in unrecognized tax benefits for prior periods resulting from resolution of an IRS audit, along with decreases in per diem and other non-deductible expenses.

As a result of the factors described above, net income improved 39.8% to $84.8 million, or $1.03 per diluted share, in the 2022 period from $60.7 million, or $0.73 per diluted share, in the 2021 period.

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

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash flows provided by operating activities	$163,221	$127,909
Net cash flows (used for) investing activities	(92,416)	(102,142)
Net cash flows (used for) financing activities	(56,308)	(7,994)

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third quarter of 2022 or in 2021. As of September 30, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first nine months of 2022, net cash flows provided by operating activities of $163.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.0 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $14.7 million, and to construct and upgrade regional operating facilities in the amount of $8.7 million, resulting in a $14.5 million increase in cash and cash equivalents. In the first nine months of 2021, net cash flows provided by operating activities of $127.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $98.8 million, to pay cash dividends of $6.6 million, and to construct and upgrade regional operating facilities in the amount of $2.4 million, resulting in a $17.8 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $68 million for the remainder of 2022. This amount includes commitments to purchase $19.8 million of new revenue equipment and $6.0 million in building construction through the remainder of 2022. We also have commitments to purchase new revenue equipment of $47.3 million in 2023 and $13.0 million in 2024. Additionally, operating lease obligations total $459,000 through 2024. A quarterly cash dividend of $0.06 per share of common stock was paid in each of the first three quarters of 2022 which totaled $14.7 million. A quarterly cash dividend of $0.04 per share of common stock was paid in each of the first two quarters of 2021 which totaled $6.6 million. We declared cash dividends in August 2021 which were paid in October 2021 totaling $44.8 million which consisted of a special dividend of $0.50 per common share, along with a quarterly cash dividend of $0.04 per share of common stock. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.25% at September 30, 2022.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2022 and December 31, 2021.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2022, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $8.0 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits.

Item No.	Item	Method of Filing
10.31	Credit Agreement, dated as of August 16, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks (included herewith)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2022.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 8, 2022, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2022	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2022	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)