Form 10-K
period 2022-12-31
MARTEN TRANSPORT LTD
filed 2023-02-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

  Non-accelerated filer ☐           Smaller reporting company ☐           Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $1,051,088,000.

As of February 14, 2023, 81,149,533 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 2, 2023, or 2023 Proxy Statement.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may” “expect,” “believe,” “anticipate,” “plan,” “goal,” or “estimate,” or other variations of these or similar words, identify such statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 6. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission, or SEC.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Marten Transport, Ltd. and its consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.	BUSINESS

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of refrigerated and dry truck-based transportation capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2022, we generated $1.264 billion in operating revenue. Approximately 58% of our Truckload and Dedicated revenue in 2022 resulted from hauling temperature-sensitive products and 42% from hauling dry freight. We operate throughout the United States and in parts of Mexico and Canada, with our revenue primarily generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2022, our average length of haul was 412 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,660 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

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

We maintain a website at www.marten.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We post on our website, free of charge, documents that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also provide a link on our website to Forms 3, 4 and 5 that our officers, directors and 10% stockholders file with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2022, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 292 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 6.4% during 2022, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2022, our top 30 customers accounted for approximately 68% of our revenue excluding fuel surcharges, and our top ten customers accounted for 45% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Seven of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for five of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Human Capital

As of December 31, 2022, we had 4,575 employees. This total consists of 3,577 drivers, 330 mechanics and maintenance personnel, and 668 support personnel, which includes management and administration. As of that date, we also contracted with 96 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

We believe our employees are a critical part to the continued success of our operations. Our business model depends on the efforts of our support personnel to efficiently and effectively coordinate transportation services for our customers and on the efforts of our drivers to timely and safely execute the delivery of our customers’ cargo. Competition in the trucking industry for qualified drivers is normally intense and has increased. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. As such, we dedicate significant attention to hiring and retaining talented employees to manage, support and execute our operations and place a high priority on the recruitment and retention of an adequate supply of qualified drivers, and on minimizing turnover of our company-employed drivers and independent contractors. As part of those efforts, we are also committed to hiring, developing and supporting a diverse and inclusive workplace.

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

As of December 31, 2022, we operated a fleet of 3,660 tractors, including 3,564 company-owned tractors and 96 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2022 was approximately 1.7 years. In 2022, we replaced our company-owned tractors within an average of 3.9 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The percentage of our fleet provided by independent contractors was 2.6% at December 31, 2022, 2.9% at December 31, 2021 and 4.3% at December 31, 2020.

As of December 31, 2022, we operated a fleet of 5,753 trailers, consisting of 3,541 refrigerated trailers and 2,212 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions, and anti-lock brakes. The average age of our trailer fleet at December 31, 2022 was approximately 3.9 years. In 2022, we replaced our company-owned trailers within an average of 6.7 years after purchase.

As of December 31, 2022, we operated a fleet of 802 refrigerated containers for use on railroad flatcars as compared to a fleet of 634 refrigerated containers as of December 31, 2021.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $16.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have significantly raised premiums for trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk in Mondovi, Wisconsin and at a number of our other maintenance facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2022, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in satellite tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in each of 2020 and 2021 and 57% in 2022. The impact of the clearinghouse has been significant, with a total of approximately 120,000 drivers removed from the trucking industry in 2020 through 2022.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than current requirements.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our facilities, engine idling, and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2020 through 2022.

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

Lack of capacity, changes in equipment requirements and service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships. Our Intermodal segment is dependent on railroad services and their capacity to transport freight for our customers. We expect our dependence on railroads will continue to increase as we expand our Intermodal services. We compete for the availability of railroad services with other intermodal operators as well as certain industries reliant on the use of rail cars, such as oil and agricultural, whose consumption of railroad capacity has significantly fluctuated over the past several years. In most markets, rail service is limited to a few railroads or even a single railroad. Any capacity constraints, changes in equipment requirements, threatened or actual rail worker strikes, service problems or reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services, which could adversely affect our revenue, results of operations and customer relationships. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2022 our top 30 customers, based on revenue excluding fuel surcharges, accounted for approximately 68% of our revenue; our top ten customers accounted for approximately 45% of our revenue; our top five customers accounted for approximately 36% of our revenue; our top two customers accounted for approximately 28% of our revenue; and our largest customer accounted for approximately 21% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We depend on the stability, availability and security of the technology related to our management information and communication systems, which are subject to certain cyber risks and other events beyond our control. We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our operations are potentially vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and increasing volume of cyberattacks. We have been subject to cyberattacks, which have yet to have a material impact on our business or results of operations, but this might not always be the case in the future. For example, as previously reported, in October 2021, we detected a cyberattack that accessed and encrypted files utilized by us in the provision of our business. The incident did not have a material impact on our business, operations or financial results. Nonetheless, certain employee data was at risk during the event. Our business could be materially and adversely affected if our management information and communication systems are materially compromised or disrupted by a failure or security breach or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy. In addition, there has also been heightened regulatory focus on data protection, and failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

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

An increase in the severity of the COVID-19 pandemic could negatively impact our business and results of operations. Our business may face risks should an increase in the severity of the COVID-19 pandemic occur. The future impact of the pandemic continues to be an unknown. Although transportation services have been generally considered essential services and the overall demand for our services has continued throughout the pandemic, we did experience significant changes in demand from certain customers in certain freight lanes earlier in the pandemic. We are unable to predict if overall demand for our services will continue at current levels or decrease should an increase in the severity of the pandemic occur. We continue to monitor the pandemic’s impact on the health and safety of our employees, but any widespread outbreak among our employees due to an increase in the severity of the pandemic may negatively impact our business. Earlier in the pandemic, some of our customers encountered significant disruptions to their business. An increase in the severity of the pandemic could cause a similar impact for our customers, which could cause a greater risk for collection of amounts owed, potentially requiring us to increase our allowance for credit losses. The extent to which the pandemic impacts our business and operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Related to Company’s Capital Requirements and Financing

We have significant ongoing capital requirements that could harm our financial condition, results of operations and cash flows if we are unable to generate sufficient cash from our operations. The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with cash flows from operations and borrowings under our revolving credit facility. Significant increases or fluctuations in interest rates could have a materially adverse effect on such borrowings and our operating results. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in each of 2020 and 2021 and 57% in 2022. The impact of the clearinghouse has been significant, with a total of approximately 120,000 drivers removed from the trucking industry in 2020 through 2022.

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

Our business is subject to the risk of litigation, which may adversely affect our business and operating results. We are subject to litigation resulting from trucking accidents. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and could impact our insurance costs. Additionally, a number of trucking companies, including us, have been subject to lawsuits alleging violations of various federal and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 14, 2023, are as follows:

Name	Age	Position
Randolph L. Marten	70	Executive Chairman of the Board and Director

Timothy M. Kohl	75	Chief Executive Officer

Douglas P. Petit	56	President

James J. Hinnendael	59	Executive Vice President and Chief Financial Officer

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 14, 2023, we had 161 record stockholders and approximately 20,114 beneficial stockholders of our common stock. On August 13, 2020, we effected a three-for-two stock split of our common stock, $.01 par value, in the form of a 50% stock dividend. The following cash dividends and share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.06 per share of common stock was paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. A similar waiver of up to $60 million in 2020 was obtained from the lender in November 2020. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2022 and December 31, 2021.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in 2021. We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. As of December 31, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2017, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Our operating revenue increased $290.2 million, or 29.8%, in 2022 from 2021. Our operating revenue, net of fuel surcharges, increased $197.5 million, or 23.1%, compared with 2021. Truckload segment revenue, net of fuel surcharges, increased 18.8% from 2021, primarily due to an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 21.7% from 2021, primarily due to an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, increased 14.8% from 2021, primarily due to an increase in revenue per load. Brokerage segment revenue increased 40.8%, primarily due to an increase in the number of loads in 2022. Fuel surcharge revenue increased to $210.4 million in 2022 from $117.7 million in 2021, primarily due to higher fuel costs.

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

Our operating income improved 28.3% to $143.3 million in 2022 from $111.7 million in 2021. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 88.7% in 2022 and 88.5% in 2021. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 86.4% in 2022 from 87.0% in 2021. Our net income improved 29.2% to $110.4 million, or $1.35 per diluted share, in 2022 from $85.4 million, or $1.02 per diluted share, in 2021.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2022, we had $80.6 million of cash and cash equivalents, $703.9 million in stockholders’ equity and no long-term debt outstanding. In 2022, net cash flows provided by operating activities of $219.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $120.9 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $19.6 million, and to construct and upgrade regional operating facilities in the amount of $11.2 million, resulting in a $23.6 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $225 million in 2023. A quarterly cash dividend of $0.06 per share of common stock was paid in each quarter of 2022 which totaled $19.6 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2022	2021	2020
Truckload Segment:
Revenue (in thousands)	$500,462	$396,666	$379,148
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,898	$4,315	$3,926
Average tractors(1)	1,611	1,539	1,668
Average miles per trip	510	516	547
Total miles (in thousands)	149,868	147,192	165,267

Dedicated Segment:
Revenue (in thousands)	$429,092	$329,442	$309,784
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,963	$3,377	$3,316
Average tractors(1)	1,631	1,572	1,566
Average miles per trip	341	322	305
Total miles (in thousands)	136,310	128,256	132,597

Intermodal Segment:
Revenue (in thousands)	$129,765	$102,245	$88,733
Loads	31,862	32,987	36,444
Average tractors	175	143	106

Brokerage Segment:
Revenue (in thousands)	$204,559	$145,291	$96,709
Loads	95,615	66,512	58,986

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 96, 93 and 143 tractors as of December 31, 2022, 2021 and 2020, respectively.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2022	2021	2022 vs. 2021	2022 vs. 2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$411,448	$346,289	$65,159	18.8%
Truckload fuel surcharge revenue	89,014	50,377	38,637	76.7
Total Truckload revenue	500,462	396,666	103,796	26.2

Dedicated revenue, net of fuel surcharge revenue	336,973	276,883	60,090	21.7
Dedicated fuel surcharge revenue	92,119	52,559	39,560	75.3
Total Dedicated revenue	429,092	329,442	99,650	30.2

Intermodal revenue, net of fuel surcharge revenue	100,452	87,468	12,984	14.8
Intermodal fuel surcharge revenue	29,313	14,777	14,536	98.4
Total Intermodal revenue	129,765	102,245	27,520	26.9

Brokerage revenue	204,559	145,291	59,268	40.8

Total operating revenue	$1,263,878	$973,644	$290,234	29.8%

Operating income:
Truckload	$59,392	$51,032	$8,360	16.4%
Dedicated	50,566	36,395	14,171	38.9
Intermodal	10,639	9,479	1,160	12.2
Brokerage	22,747	14,783	7,964	53.9
Total operating income	$143,344	$111,689	$31,655	28.3%

Operating ratio:
Truckload	88.1%	87.1%
Dedicated	88.2	89.0
Intermodal	91.8	90.7
Brokerage	88.9	89.8
Consolidated operating ratio	88.7%	88.5%

Operating ratio, net of fuel surcharges:
Truckload	85.6%	85.3%
Dedicated	85.0	86.9
Intermodal	89.4	89.2
Brokerage	88.9	89.8
Consolidated operating ratio, net of fuel surcharges	86.4%	87.0%

Our operating revenue increased $290.2 million, or 29.8%, to $1.264 billion in 2022 from $973.6 million in 2021. Our operating revenue, net of fuel surcharges, increased $197.5 million, or 23.1%, to $1.053 billion in 2022 from $855.9 million in 2021. This increase in 2022 was due to a $65.2 million increase in Truckload revenue, net of fuel surcharges, a $60.1 million increase in Dedicated revenue, net of fuel surcharges, a $59.3 million increase in Brokerage revenue, and a $13.0 million increase in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased to $210.4 million in 2022 from $117.7 million in 2021 primarily due to higher fuel costs.

Truckload segment revenue increased $103.8 million, or 26.2%, to $500.5 million in 2022 from $396.7 million in 2021. Truckload segment revenue, net of fuel surcharges, increased $65.2 million, or 18.8%, to $411.4 million in 2022 from $346.3 million in 2021 primarily due to an increase in our average revenue per tractor. The operating ratio increased to 88.1% in 2022 from 87.1% in 2021. Impacting the 2022 operating ratio were higher company driver compensation, driver recruitment and retention and fuel costs, partially offset by an increase in our average revenue per tractor due to increased rates with our customers.

Dedicated segment revenue increased $99.7 million, or 30.2%, to $429.1 million in 2022 from $329.4 million in 2021. Dedicated segment revenue, net of fuel surcharges, increased 21.7% primarily due to an increase in our average revenue per tractor. The operating ratio in 2022 was positively impacted by an increase in our average revenue per tractor due to increased rates with our customers and reduced depreciation expense as a percentage of revenue, partially offset by higher company driver compensation costs.

Intermodal segment revenue increased $27.5 million, or 26.9%, to $129.8 million in 2022 from $102.2 million in 2021. Intermodal segment revenue, net of fuel surcharges, increased 14.8% from 2021 primarily due to an increase in revenue per load. The operating ratio in 2022 was negatively impacted by higher company driver compensation, chassis rental and amounts payable to railroads as a percentage of our revenue, partially offset by increased rates with our customers.

Brokerage segment revenue increased $59.3 million, or 40.8%, to $204.6 million in 2022 from $145.3 million in 2021 primarily due to an increase in the number of loads. The improvement in the operating ratio in 2022 was primarily due to increased rates with our customers.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2022 vs. 2021	2022 vs. 2021	2022	2021

Operating revenue	$290,234	29.8%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	72,342	22.8	30.9	32.7
Purchased transportation	56,571	29.3	19.8	19.8
Fuel and fuel taxes	87,283	66.5	17.3	13.5
Supplies and maintenance	10,241	22.5	4.4	4.7
Depreciation	8,452	8.2	8.8	10.5
Operating taxes and licenses	229	2.2	0.9	1.1
Insurance and claims	8,526	20.3	4.0	4.3
Communications and utilities	827	9.9	0.7	0.9
Gain on disposition of revenue equipment	2,916	17.9	(1.1)	(1.7)
Other	11,192	41.6	3.0	2.8
Total operating expenses	258,579	30.0	88.7	88.5
Operating income	31,655	28.3	11.3	11.5
Other	(784)	(1,823.3)	(0.1)	-
Income before income taxes	32,439	29.0	11.4	11.5
Income taxes expense	7,513	28.6	2.7	2.7
Net income	$24,926	29.2%	8.7%	8.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $72.3 million, or 22.8%, in 2022 from 2021. This increase resulted primarily from additional company driver compensation expense of $53.8 million, a $7.1 million increase in non-driver compensation expense, a $3.8 million increase in employees’ health insurance expense as a result of higher self-insured medical claims and a $2.5 million increase in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense increased $56.6 million in total, or 29.3%, in 2022 from 2021. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $49.0 million to $170.1 million in 2022 from $121.1 million in 2021, primarily due to an increase in the cost per load within the tight freight market and growth in load volume. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment increased $9.5 million to $65.3 million in 2022 from $55.8 million in 2021 due to higher fuel surcharges paid to the railroads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $1.9 million in 2022. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $87.3 million, or 66.5%, in 2022 from 2021. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.0 million, or 18.5%, to $31.9 million in 2022 from $26.9 million in 2021. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $23.8 million from $13.3 million in 2021. The United States Department of Energy, or DOE, national average cost of fuel increased to $4.99 per gallon from $3.29 per gallon in 2021. Despite this increase, our net fuel expense was 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in both 2022 and 2021. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $10.2 million, or 22.5%, from 2021, primarily due to higher outside repair, parts and tire costs, along with increased loading/unloading and tolls costs.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $8.5 million, or 20.3%, increase in insurance and claims in 2022 was primarily due to increases in our self-insured auto liability claim costs and in the cost of physical damage claims related to our revenue equipment. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $13.4 million in 2022, down from $16.3 million in 2021 primarily due to a decrease in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $11.2 million increase in other operating expenses in 2022 was primarily due to increases in costs associated with driver recruitment and retention along with travel and meals expense.

Our operating income improved 28.3% to $143.3 million in 2022 from $111.7 million in 2021 as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 88.7% in 2022 and 88.5% in 2021. The operating ratio for our Truckload segment was 88.1% in 2022 and 87.1% in 2021, for our Dedicated segment was 88.2% in 2022 and 89.0% in 2021, for our Intermodal segment was 91.8% in 2022 and 90.7% in 2021, and for our Brokerage segment was 88.9% in 2022 and 89.8% in 2021. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, improved to 86.4% in 2022 from 87.0% in 2021.

Our effective income tax rate was 23.5% in each of 2022 and 2021.

As a result of the factors described above, net income improved 29.2% to $110.4 million, or $1.35 per diluted share, in 2022 from $85.4 million, or $1.02 per diluted share, in 2021.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2021	2020	2021 vs. 2020	2021 vs. 2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$346,289	$342,357	$3,932	1.1%
Truckload fuel surcharge revenue	50,377	36,791	13,586	36.9
Total Truckload revenue	396,666	379,148	17,518	4.6

Dedicated revenue, net of fuel surcharge revenue	276,883	271,550	5,333	2.0
Dedicated fuel surcharge revenue	52,559	38,234	14,325	37.5
Total Dedicated revenue	329,442	309,784	19,658	6.3

Intermodal revenue, net of fuel surcharge revenue	87,468	79,944	7,524	9.4
Intermodal fuel surcharge revenue	14,777	8,789	5,988	68.1
Total Intermodal revenue	102,245	88,733	13,512	15.2

Brokerage revenue	145,291	96,709	48,582	50.2

Total operating revenue	$973,644	$874,374	$99,270	11.4%

Operating income:
Truckload	$51,032	$39,637	$11,395	28.7%
Dedicated	36,395	40,909	(4,514)	(11.0)
Intermodal	9,479	5,730	3,749	65.4
Brokerage	14,783	6,970	7,813	112.1
Total operating income	$111,689	$93,246	$18,443	19.8%

Operating ratio:
Truckload	87.1%	89.5%
Dedicated	89.0	86.8
Intermodal	90.7	93.5
Brokerage	89.8	92.8
Consolidated operating ratio	88.5%	89.3%

Operating ratio, net of fuel surcharges:
Truckload	85.3%	88.4%
Dedicated	86.9	84.9
Intermodal	89.2	92.8
Brokerage	89.8	92.8
Consolidated operating ratio, net of fuel surcharges	87.0%	88.2%

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

Fuel and fuel taxes increased by $33.2 million, or 33.8%, in 2021 from 2020. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.9 million, or 11.9%, to $26.9 million in 2021 from $24.1 million in 2020. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $13.3 million from $9.7 million in 2020. The DOE national average cost of fuel increased to $3.29 per gallon from $2.55 per gallon in 2020. This increase was a primary factor in our net fuel expense increasing to 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, from 3.5% in 2020. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

(In thousands)	2022	2021	2020
Net cash flows provided by operating activities	$219,489	$171,204	$189,598
Net cash flows used for investing activities	(134,958)	(123,734)	(106,325)
Net cash flows used for financing activities	(60,926)	(56,602)	(48,607)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in 2021. We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. As of December 31, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In 2022, net cash flows provided by operating activities of $219.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $120.9 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $19.6 million, and to construct and upgrade regional operating facilities in the amount of $11.2 million, resulting in a $23.6 million increase in cash and cash equivalents. In 2021, net cash flows provided by operating activities of $171.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.3 million, to pay cash dividends of $54.7 million, and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $9.1 million decrease in cash and cash equivalents. In 2020, net cash flows provided by operating activities of $189.6 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.2 million, to pay cash dividends of $52.4 million, and to upgrade and acquire regional operating facilities in the amount of $5.4 million, resulting in a $34.7 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $225 million in 2023. This amount includes commitments to purchase $164.3 million of new revenue equipment and $4.7 million in building construction in 2023. Additionally, operating lease obligations total $774,000 through 2028. A quarterly cash dividend of $0.06 per share of common stock was paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at December 31, 2022.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. A similar waiver of up to $60 million in 2020 was obtained from the lender in November 2020. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2022 and December 31, 2021.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at December 31, 2022.

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

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. Additionally, we have $16.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits, which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated balance sheets were $39.3 million and $36.8 million as of December 31, 2022 and 2021, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in 2022 or 2021. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends, and legal interpretations, which are difficult to predict.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2022, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $10.7 million.

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

Management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 29 of this Report.

February 28, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

February 28, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 14 of the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

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

Minneapolis, Minnesota

February 28, 2023

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$80,600	$56,995
Receivables:
Trade, less allowances of $500 and $348, respectively	120,702	99,003
Other	7,218	6,971
Prepaid expenses and other	27,320	23,980
Total current assets	235,840	186,949
Property and equipment:
Revenue equipment	915,866	810,711
Buildings and land	102,877	92,824
Office equipment and other	56,089	52,941
Less accumulated depreciation	(346,665)	(274,199)
Net property and equipment	728,167	682,277
Other noncurrent assets	1,672	1,464
Total assets	$965,679	$870,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,299	$20,150
Insurance and claims accruals	45,747	42,014
Accrued and other current liabilities	41,264	31,395
Total current liabilities	124,310	93,559
Deferred income taxes	137,041	125,163
Noncurrent operating lease liabilities	409	291
Total liabilities	261,760	219,013
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,115,132 shares at December 31, 2022, and 83,034,404 shares at December 31, 2021, issued and outstanding	811	830
Additional paid-in capital	47,188	85,718
Retained earnings	655,920	565,129
Total stockholders’ equity	703,919	651,677
Total liabilities and stockholders’ equity	$965,679	$870,690

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2022	2021	2020
Operating revenue	$1,263,878	$973,644	$874,374
Operating expenses (income):
Salaries, wages and benefits	390,304	317,962	300,155
Purchased transportation	249,792	193,221	154,613
Fuel and fuel taxes	218,571	131,288	98,133
Supplies and maintenance	55,700	45,459	47,815
Depreciation	111,014	102,562	102,893
Operating taxes and licenses	10,763	10,534	10,840
Insurance and claims	50,513	41,987	47,454
Communications and utilities	9,177	8,350	8,011
Gain on disposition of revenue equipment	(13,379)	(16,295)	(8,733)
Gain on disposition of facility	—	—	(1,718)
Other	38,079	26,887	21,665
Total operating expenses	1,120,534	861,955	781,128
Operating income	143,344	111,689	93,246
Other	(827)	(43)	(140)
Income before income taxes	144,171	111,732	93,386
Income taxes expense	33,817	26,304	23,886
Net income	$110,354	$85,428	$69,500
Basic earnings per common share	$1.35	$1.03	$0.84
Diluted earnings per common share	$1.35	$1.02	$0.84
Dividends declared per common share	$0.24	$0.66	$0.633

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2019	82,055	$821	$79,465	$517,303	$597,589
Net income	—	—	—	69,500	69,500
Repurchase and retirement of common stock	(53)	(1)	(596)	—	(597)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	703	7	4,787	(1)	4,793
Employee taxes paid in exchange for shares withheld	—	—	(437)	—	(437)
Share-based payment arrangement compensation expense	—	—	1,851	—	1,851
Dividends on common stock	—	—	—	(52,366)	(52,366)
Balance at December 31, 2020	82,705	827	85,070	534,436	620,333
Net income	—	—	—	85,428	85,428
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	329	3	873	—	876
Employee taxes paid in exchange for shares withheld	—	—	(2,743)	—	(2,743)
Share-based payment arrangement compensation expense	—	—	2,518	—	2,518
Dividends on common stock	—	—	—	(54,735)	(54,735)
Balance at December 31, 2021	83,034	830	85,718	565,129	651,677
Net income	—	—	—	110,354	110,354
Repurchase and retirement of common stock	(2,270)	(23)	(41,730)	—	(41,753)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	351	4	1,996	—	2,000
Employee taxes paid in exchange for shares withheld	—	—	(1,610)	—	(1,610)
Share-based payment arrangement compensation expense	—	—	2,814	—	2,814
Dividends on common stock	—	—	—	(19,563)	(19,563)
Balance at December 31, 2022	81,115	$811	$47,188	$655,920	$703,919

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2022	2021	2020
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$110,354	$85,428	$69,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,014	102,562	102,893
Tires in service amortization	6,604	6,433	6,575
Gain on disposition of revenue equipment	(13,379)	(16,295)	(8,733)
Gain on disposition of facility	-	-	(1,718)
Deferred income taxes	11,878	4,065	(924)
Share-based payment arrangement compensation expense	2,814	2,518	1,851
Changes in other current operating items:
Receivables	(23,547)	(16,745)	12,726
Prepaid expenses and other	(8,227)	(5,749)	(4,593)
Accounts payable	11,893	(823)	883
Insurance and claims accruals	3,733	2,419	7,866
Accrued and other current liabilities	6,352	7,391	3,272
Net cash provided by operating activities	219,489	171,204	189,598
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(162,556)	(193,892)	(166,395)
Proceeds from revenue equipment dispositions	41,695	75,596	64,185
Buildings and land, office equipment and other additions	(14,067)	(5,402)	(6,657)
Proceeds from buildings and land, office equipment and other dispositions	8	1	2,581
Other	(38)	(37)	(39)
Net cash used for investing activities	(134,958)	(123,734)	(106,325)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(41,753)	-	(597)
Dividends on common stock	(19,563)	(54,735)	(52,366)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	2,000	876	4,793
Employee taxes paid in exchange for shares withheld	(1,610)	(2,743)	(437)
Net cash used for financing activities	(60,926)	(56,602)	(48,607)
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,605	(9,132)	34,666
CASH AND CASH EQUIVALENTS:
Beginning of year	56,995	66,127	31,461
End of year	$80,600	$56,995	$66,127
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$10,470	$(6,187)	$3,230
Operating lease assets and liabilities acquired	$318	$-	$88
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$23,649	$21,719	$17,980
Interest	$65	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $500,000 and $348,000 as of December 31, 2022 and 2021, respectively. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

In 2022, we replaced our company-owned tractors within an average of 3.9 years and our trailers within an average of 6.7 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.6 million in 2022, $6.4 million in 2021 and $6.6 million in 2020. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo, and property damage claims, along with employees’ health insurance with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $16.1 million in standby letters of credit to guarantee settlement of claims.

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

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 15 for more information.

Our largest customer, Walmart, accounted for 21% of our revenue excluding fuel surcharges in 2022 and 22% of our trade receivables as of December 31, 2022, 23% of our revenue in 2021 and 22% of our trade receivables as of December 31, 2021, and 24% of our revenue in 2020. Our second largest customer, The Coca-Cola Company, accounted for 7% of our revenue in 2022, 9% of our revenue in 2021, and 12% of our revenue in 2020. During each of 2022, 2021 and 2020, approximately 99% of our revenue was generated within the United States.

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

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2022	2021
License fees	$6,029	$5,485
Parts and tires inventory	5,427	4,375
Tires in service	5,330	4,624
Insurance premiums	4,054	3,749
Contract assets	2,746	2,243
Other	3,734	3,504
	$27,320	$23,980

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2022	2021
Salaries and wages	$14,750	$11,690
Accrued expenses	14,426	8,606
Vacation	9,776	8,572
Other	2,312	2,527
	$41,264	$31,395

3. Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2022, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2021, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $18.5 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at December 31, 2022.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. A similar waiver of up to $60 million in 2020 was obtained from the lender in November 2020. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2022 and December 31, 2021.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2022:

(a) We purchase fuel and tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $477,000 in 2022, $306,000 in 2021 and $241,000 in 2020 for fuel, tires and related services. In addition, we paid $2.0 million in each of 2022, 2021 and 2020 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. Payables to that company were $29,000 at December 31, 2022, while we did not have any payables as of December 31, 2021.

(b) We paid $10,000 for a building repair in 2022 and $154,000 in 2020 for various construction projects to a company in which one of our directors is the chief executive officer and the principal stockholder. No payments were made to that company for services in 2021. We did not have any accounts payable to that company as of December 31, 2022 or 2021.

5. Income Taxes

The components of the income taxes expense consisted of the following:

(In thousands)	2022	2021	2020
Current:
Federal	$18,025	$18,872	$21,312
State	3,914	3,367	3,498
Total current	21,939	22,239	24,810

Deferred:
Federal	9,795	3,462	(1,557)
State	2,083	603	633
Total deferred	11,878	4,065	(924)
Total expense	$33,817	$26,304	$23,886

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2022	2021	2020
Federal statutory income tax rate	21%	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	4
Per diem and other non-deductible expenses	-	-	1
Federal tax credits	-	-	(1)
Other, net	(1)	-	1
Effective tax rate	23%	24%	26%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2022	2021
Deferred tax assets:
Reserves and accrued liabilities	$13,244	$11,975
Other	1,597	1,597
	14,841	13,572
Deferred tax liabilities:
Depreciation	148,285	135,306
Prepaid expenses	3,597	3,429
	151,882	138,735
Net deferred tax liability	$137,041	$125,163

We have not provided a valuation allowance against deferred tax assets at December 31, 2022 or 2021. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $438,000 as of December 31, 2022 and $4.1 million as of December 31, 2021. The $3.7 million decrease in the amount reserved relates to resolution of an IRS audit in 2022. If recognized, $346,000 of the unrecognized tax benefits as of December 31, 2022 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $10,000 were recognized in our financial statements in each of 2022 and 2021. The federal statute of limitations remains open for 2019 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income	$110,354	$85,428	$69,500
Denominator:
Basic earnings per common share - weighted-average shares	81,692	82,872	82,527
Effect of dilutive stock options	267	536	637
Diluted earnings per common share - weighted-average shares and assumed conversions	81,959	83,408	83,164
Basic earnings per common share	$1.35	$1.03	$0.84
Diluted earnings per common share	$1.35	$1.02	$0.84

Options totaling 541,500, 605,550, and 266,650 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2022, 2021 and 2020, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 11) totaling 16,632, 71,734 and 46,705 equivalent shares for 2022, 2021 and 2020, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in 2021. We repurchased and retired 53,064 shares of common stock for $597,000 in the first quarter of 2020. As of December 31, 2022, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

9. Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. A quarterly cash dividend of $0.06 per share of common stock was paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We paid cash dividends totaling $52.4 million in 2020 which consisted of a special dividend of $0.50 per share of common stock in December, along with quarterly cash dividends of $0.04 per share of common stock in the third and fourth quarters and of $0.027 per share of common stock in the first and second quarters.

10. Leases

We lease facilities, drop yards, office space, land, chassis and equipment. All leases are classified as operating leases. We do not have any financing leases. Payments for operating leases that extend beyond 12 months are fixed.

Some leases include options to renew, with renewal terms that can extend the lease term from six months to five years. The exercise of lease renewal options is at our sole discretion and is considered in the determination of the operating lease assets and lease liabilities once reasonably certain of exercise.

Management has elected to apply the short-term lease exemption to leases with an initial term of 12 months or less and these leases are not capitalized. This primarily affects drop yards and chassis, for which we recognize lease expense on a straight-line basis over the lease term.

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(In thousands)	2022	2021
Assets:
Other noncurrent assets (a)	$710	$540
Liabilities:
Accrued and other current liabilities	301	249
Noncurrent operating lease liabilities	409	291
Total liabilities	$710	$540

(a)	Operating lease asset balances at December 31, 2022 and 2021.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2023	$331
2024	231
2025	66
2026 thru 2028	146
Total lease payments	774
Adjust to present value	(64)
Total operating lease liabilities	$710

The weighted-average remaining lease term at December 31, 2022 was 39 months and at December 31, 2021 was 29 months. The weighted-average discount rate was 4.4% at December 31, 2022 and 2.3% at December 31, 2021. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2022 totaled $318,000. There were no such additions in 2021. We paid $285,000 of cash for capitalized operating leases during 2022 and $504,000 during 2021.

Total operating lease expense for 2022 was $5.7 million and for 2021 was $3.7 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $5.4 million and $3.2 million, respectively, of short-term lease expense with an initial term of 12 months or less.

11. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, each of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 2,509,687 shares have been awarded as of December 31, 2022. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, primarily based on our earnings growth. Options exercised and performance unit award shares issued represent newly issued shares.

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

As of December 31, 2022, there were 905,078 shares reserved for issuance under options outstanding and 226,361 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaces our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2022, there were 10,313 shares reserved for issuance under options outstanding under the 2005 Plan, which will continue according to their terms. As of the same date, there were no shares reserved for issuance under outstanding performance unit awards under the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2022	2021	2020

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	26%	27%	28%
Risk-free interest rate percentage(3)	2.9%	1.2%	0.6%
Expected dividend yield(4)	1.13%	0.91%	0.80%
Fair value as of the date of grant	$5.79	$4.29	$3.85

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

In May 2016, we granted 86,505 performance unit awards under our 2015 Equity Incentive Plan to certain employees. This was our seventh grant of such awards. As of December 31, 2016 and each December 31st thereafter through December 31, 2020, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our net income for the year being measured over the prior year, and a service vesting percentage of five percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricted the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62. We also granted 32,513 performance unit awards in May 2016 and 2,501 awards in August 2016 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting.

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

In May 2018, we granted 68,550 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 42,000 performance unit awards in May 2018 and 3,000 awards in August 2018 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. These awards granted in 2018 vested from December 31, 2018 through 2022. We also granted 3,000 performance unit awards in December 2018 with similar terms to the awards granted in August 2018, except that the awards vest from December 31, 2019 through 2023.

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

In May 2022, we granted 102,900 performance unit awards, and in August 2022, we granted 21,000 performance unit awards, under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2022 vest from December 31, 2022 through 2026.

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination was effective May 5, 2021. All remaining shares of Company common stock within the plan were distributed on March 1, 2022.

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

Total share-based compensation expense recorded in 2022 was $2.8 million ($2.2 million net of income tax benefit, $0.03 earnings per basic and diluted share), in 2021 was $2.5 million ($1.9 million net of income tax benefit, $0.02 earnings per basic and diluted share) and in 2020 was $1.9 million ($1.4 million net of income tax benefit, $0.02 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2022, there was a total of $2.3 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.5 years, and $2.2 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2026.

Option activity in 2022 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,029,466	$14.00
Granted	141,500	21.05
Exercised	(201,975)	9.89
Forfeited	(53,600)	16.61
Outstanding at December 31, 2022	915,391	$15.84
Exercisable at December 31, 2022	371,241	$13.38

The 915,391 options outstanding as of December 31, 2022 have a weighted average remaining contractual life of 4.5 years and an aggregate intrinsic value based on our closing stock price on December 31, 2022 for in-the-money options of $3.9 million. The 371,241 options exercisable as of the same date have a weighted average remaining contractual life of 3.0 years and an aggregate intrinsic value similarly calculated of $2.4 million.

The fair value of options granted in 2022, 2021 and 2020 was $819,000, $1.8 million and $160,000, respectively, for service-based options. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $2.0 million, $789,000 and $4.1 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2022, 2021 and 2020 were $4.0 million, $1.7 million and $4.8 million, respectively.

Nonvested service-based option awards as of December 31, 2022 and changes during 2022 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2021	631,051	$4.14	5.9
Granted	141,500	5.79	6.6
Vested	(174,801)	3.95	4.0
Forfeited	(53,600)	4.27	5.3
Nonvested at December 31, 2022	544,150	$4.62	5.5

The total fair value of options which vested during 2022, 2021 and 2020 was $691,000, $411,000 and $539,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2022:

	Shares		Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	132,126		$16.10
Granted	123,900		18.79
Vested	(113,996)	(1)	17.13
Forfeited	(20,163)		16.13
Nonvested at December 31, 2022	121,867		$17.83

(1)

This number of performance unit award shares vested based on our financial performance in 2022 and was distributed in March 2023. The fair value of unit award shares that vested in 2022 was $2.0 million.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2022 was $20,500 for participants less than age 50 and $27,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2022, 2021 or 2020. Total expense recorded for the plan was $4.0 million in 2022 and $3.0 million in each of 2021 and 2020.

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

On May 5, 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination was effective May 5, 2021. All remaining shares of Company common stock within the plan were distributed on March 1, 2022.

13. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

14. Commitments and Contingencies

We are committed to new revenue equipment purchases of $164.3 million and building construction obligations of $4.7 million in 2023. Operating lease obligation expenditures through 2028 total $774,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheets were $2.7 million and $2.2 million as of December 31, 2022 and December 31, 2021, respectively. We had no impairment losses on contract assets in 2022 or 2021. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2022	2021	2020
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$411,448	$346,289	$342,357
Truckload fuel surcharge revenue	89,014	50,377	36,791
Total Truckload revenue	500,462	396,666	379,148

Dedicated revenue, net of fuel surcharge revenue	336,973	276,883	271,550
Dedicated fuel surcharge revenue	92,119	52,559	38,234
Total Dedicated revenue	429,092	329,442	309,784

Intermodal revenue, net of fuel surcharge revenue	100,452	87,468	79,944
Intermodal fuel surcharge revenue	29,313	14,777	8,789
Total Intermodal revenue	129,765	102,245	88,733

Brokerage revenue	204,559	145,291	96,709

Total operating revenue	$1,263,878	$973,644	$874,374

Operating income:
Truckload	$59,392	$51,032	$39,637
Dedicated	50,566	36,395	40,909
Intermodal	10,639	9,479	5,730
Brokerage	22,747	14,783	6,970
Total operating income	$143,344	$111,689	$93,246

Truckload segment depreciation expense was $56.4 million, $52.1 million and $54.7 million, Dedicated segment depreciation expense was $45.6 million, $43.0 million and $41.4 million, Intermodal segment depreciation expense was $7.5 million, $6.3 million and $5.6 million, and Brokerage segment depreciation expense was $1.5 million, $1.2 million and $1.2 million, in 2022, 2021 and 2020, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2023 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2023 Proxy Statement is incorporated in this Report by reference.

E.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2023 Proxy Statement is incorporated in this Report by reference.

F.	Code of Ethics for Senior Financial Management.

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our principal executive officer, principal financial officer and controller, and meets the requirements of the SEC. We have posted our Code of Ethics for Senior Financial Management on our website at www.marten.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2023 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2023 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2023 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2023 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any shareholder as of March 6, 2023. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-15010).

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Bylaws of the Company, as amended	See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock	Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 0-15010).

Item No.	Item	Filing Method

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2018.

Item No.	Item	Filing Method

10.23	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

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

10.28

Twelfth Amendment to Credit Agreement, dated as of March 1, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2022.

10.29	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 6, 2022.

10.30	Credit Agreement, dated as of August 16, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2022.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 28, 2023, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

ITEM 16:  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2023	MARTEN TRANSPORT, LTD.

By /s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Kathleen P. Iverson

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2022	$42,014	$67,790	$(64,057)	(1)	$45,747
Year ended December 31, 2021	39,595	55,342	(52,923)	(1)	42,014
Year ended December 31, 2020	31,729	64,276	(56,410)	(1)	39,595

Allowance for doubtful accounts:
Year ended December 31, 2022	348	350	(198)	(2)	500
Year ended December 31, 2021	348	-	-	(2)	348
Year ended December 31, 2020	382	220	(254)	(2)	348

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.