Form 10-Q
period 2023-03-31
MARTEN TRANSPORT LTD
filed 2023-05-05
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,233,741 as of April 24, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,288	$80,600
Receivables:
Trade, net	115,430	120,702
Other	7,988	7,218
Prepaid expenses and other	24,206	27,320
Total current assets	243,912	235,840

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,082,361	1,074,832
Accumulated depreciation	(348,641)	(346,665)
Net property and equipment	733,720	728,167
Other noncurrent assets	1,641	1,672
Total assets	$979,273	$965,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,558	$37,299
Insurance and claims accruals	48,967	45,747
Accrued and other current liabilities	29,077	41,264
Total current liabilities	119,602	124,310
Deferred income taxes	137,825	137,041
Noncurrent operating lease liabilities	335	409
Total liabilities	257,762	261,760

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,233,741 shares at March 31, 2023, and 81,115,132 shares at December 31, 2022, issued and outstanding	812	811
Additional paid-in capital	47,151	47,188
Retained earnings	673,548	655,920
Total stockholders’ equity	721,511	703,919
Total liabilities and stockholders’ equity	$979,273	$965,679

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2023	2022

Operating revenue	$298,023	$287,281

Operating expenses (income):
Salaries, wages and benefits	98,516	89,349
Purchased transportation	54,103	57,310
Fuel and fuel taxes	46,796	44,368
Supplies and maintenance	15,987	12,313
Depreciation	29,530	26,143
Operating taxes and licenses	2,768	2,640
Insurance and claims	15,070	12,704
Communications and utilities	2,531	2,265
Gain on disposition of revenue equipment	(5,246)	(4,540)
Other	8,958	8,871

Total operating expenses	269,013	251,423

Operating income	29,010	35,858

Other	(844)	(7)

Income before income taxes	29,854	35,865

Income taxes expense	7,352	8,332

Net income	$22,502	$27,533

Basic earnings per common share	$0.28	$0.33

Diluted earnings per common share	$0.28	$0.33

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677
Net income	-	-	-	27,533	27,533
Repurchase and retirement of common stock	(1,307)	(13)	(24,987)	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	220	2	766	-	768
Employee taxes paid in exchange for shares withheld	-	-	(1,610)	-	(1,610)
Share-based payment arrangement compensation expense	-	-	369	-	369
Dividends on common stock	-	-	-	(4,975)	(4,975)
Balance at March 31, 2022	81,947	819	60,256	587,687	648,762
Net income	-	-	-	82,821	82,821
Repurchase and retirement of common stock	(963)	(10)	(16,743)	-	(16,753)
Issuance of common stock from share-based payment arrangement exercises	131	2	1,230	-	1,232
Share-based payment arrangement compensation expense	-	-	2,445	-	2,445
Dividends on common stock	-	-	-	(14,588)	(14,588)
Balance at December 31, 2022	81,115	811	47,188	655,920	703,919
Net income	-	-	-	22,502	22,502
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	119	1	535	-	536
Employee taxes paid in exchange for shares withheld	-	-	(926)	-	(926)
Share-based payment arrangement compensation expense	-	-	354	-	354
Dividends on common stock	-	-	-	(4,874)	(4,874)
Balance at March 31, 2023	81,234	$812	$47,151	$673,548	$721,511

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2023	2022
Cash flows provided by operating activities:
Operations:
Net income	$22,502	$27,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,530	26,143
Tires in service amortization	1,765	1,562
Gain on disposition of revenue equipment	(5,246)	(4,540)
Deferred income taxes	784	1,755
Share-based payment arrangement compensation expense	354	369
Changes in other current operating items:
Receivables	9,135	(26,256)
Prepaid expenses and other	2,232	886
Accounts payable	(6,691)	5,572
Insurance and claims accruals	3,220	578
Accrued and other current liabilities	(8,353)	6,338
Net cash provided by operating activities	49,232	39,940

Cash flows (used for)/provided by investing activities:
Revenue equipment additions	(42,358)	(9,352)
Proceeds from revenue equipment dispositions	16,218	12,365
Buildings and land, office equipment and other additions	(2,106)	(2,566)
Proceeds from buildings and land, office equipment and other dispositions	11	-
Other	(45)	(38)
Net cash (used for)/provided by investing activities	(28,280)	409

Cash flows used for financing activities:
Dividends on common stock	(4,874)	(4,975)
Repurchase and retirement of common stock	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	536	768
Employee taxes paid in exchange for shares withheld	(926)	(1,610)
Net cash used for financing activities	(5,264)	(30,817)

Net change in cash and cash equivalents	15,688	9,532

Cash and cash equivalents:
Beginning of period	80,600	56,995
End of period	$96,288	$66,527

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$2,561	$4,392

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22	$872

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2022 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net income	$22,502	$27,533
Denominator:
Basic earnings per common share - weighted-average shares	81,210	82,938
Effect of dilutive stock options	166	308
Diluted earnings per common share - weighted-average shares and assumed conversions	81,376	83,246

Basic earnings per common share	$0.28	$0.33
Diluted earnings per common share	$0.28	$0.33

Options totaling 122,000 and 452,000 equivalent shares for the three-month periods ended March 31, 2023 and 2022, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 49,560 equivalent shares for the three-month period ended March 31, 2023 were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive. There were no such equivalent shares for the three-month period ended March 31, 2022.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.0% at March 31, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2023 and December 31, 2022.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $89,000 in the first three months of 2023 and $105,000 in the first three months of 2022 for fuel, tires and related services. In addition, we paid $436,000 in the first three months of 2023 and $269,000 in the first three months of 2022 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in the first quarter of 2023. As of March 31, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2023 and 2022 which totaled $4.9 million and $5.0 million, respectively.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2023, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2023 and 2022 was $354,000 and $369,000, respectively.

(8) Termination of Deferred Compensation Plan

In May 2020, our Compensation Committee and Board of Directors approved the termination of our Deferred Compensation Plan. The plan was an unfunded, nonqualified deferred compensation plan designed to allow board elected officers and other select members of our management designated by our Compensation Committee to save for retirement on a tax-deferred basis. The termination was effective in May 2021. All shares of Company common stock within the plan were distributed by March 31, 2022.

(9) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $154.9 million and building construction obligations of $3.5 million through the remainder of 2023. Operating lease obligation expenditures through 2028 total $691,000.

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

The outcome of all litigation is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated condensed financial statements, however, any future liability claims or adverse developments in existing claims could impact this analysis.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.5 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively. We had no impairment losses on contract assets in the first three months of 2023 or in 2022. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2023	2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$102,320	$95,170
Truckload fuel surcharge revenue	18,306	17,620
Total Truckload revenue	120,626	112,790

Dedicated revenue, net of fuel surcharge revenue	86,831	78,421
Dedicated fuel surcharge revenue	19,618	18,339
Total Dedicated revenue	106,449	96,760

Intermodal revenue, net of fuel surcharge revenue	23,401	25,605
Intermodal fuel surcharge revenue	5,188	6,037
Total Intermodal revenue	28,589	31,642

Brokerage revenue	42,359	46,089
Total operating revenue	$298,023	$287,281

Operating income:
Truckload	$10,041	$15,571
Dedicated	13,684	10,645
Intermodal	787	5,036
Brokerage	4,498	4,606
Total operating income	$29,010	$35,858

Truckload segment depreciation expense was $15.3 million and $13.0 million, Dedicated segment depreciation expense was $11.8 million and $11.1 million, Intermodal segment depreciation expense was $1.9 million and $1.7 million, and Brokerage segment depreciation expense was $449,000 and $338,000 in the three-month periods ended March 31, 2023 and 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2022. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue increased $10.7 million, or 3.7%, in the first three months of 2023 from the first three months of 2022. Our operating revenue, net of fuel surcharges, increased $9.6 million, or 3.9%, compared with the first three months of 2022. Truckload segment revenue, net of fuel surcharges, increased 7.5% from the first three months of 2022, primarily due to an increase in our fleet size, partially offset by a decrease in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, increased 10.7% from the first three months of 2022, primarily due to increases in each of our fleet size and average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 8.6% from the first three months of 2022, primarily due to a decrease in our number of loads, partially offset by an increase in our revenue per load. Brokerage segment revenue decreased 8.1% from the first three months of 2022, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. Fuel surcharge revenue increased to $43.1 million in the first three months of 2023 from $42.0 million in the first three months of 2022.

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

Our operating income declined 19.1% to $29.0 million in the first three months of 2023 from $35.9 million in the first three months of 2022. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.3% in the first three months of 2023 and 87.5% in the first three months of 2022. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 88.6% in the first three months of 2023 from 85.4% in the first three months of 2022. Our net income declined 18.3% to $22.5 million, or $0.28 per diluted share, in the first three months of 2023 from $27.5 million, or $0.33 per diluted share, in the first three months of 2022.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2023, we had $96.3 million of cash and cash equivalents, $721.5 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2023, net cash flows provided by operating activities of $49.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $26.1 million, to pay cash dividends of $4.9 million, and to construct and upgrade regional operating facilities in the amount of $2.1 million, resulting in a $15.7 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $197 million for the remainder of 2023. Quarterly cash dividends of $0.06 per share of common stock were paid in the first three months of 2023 which totaled $4.9 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2023	2022
Truckload Segment:
Revenue (in thousands)	$120,626	$112,790
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,571	$4,977
Average tractors(1)	1,741	1,487
Average miles per trip	510	520
Total miles (in thousands)	38,237	35,372

Dedicated Segment:
Revenue (in thousands)	$106,449	$96,760
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,960	$3,851
Average tractors(1)	1,705	1,584
Average miles per trip	333	341
Total miles (in thousands)	34,076	32,753

Intermodal Segment:
Revenue (in thousands)	$28,589	$31,642
Loads	7,277	8,294
Average tractors	180	162

Brokerage Segment:
Revenue (in thousands)	$42,359	$46,089
Loads	20,688	19,684

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 95 and 87 tractors as of March 31, 2023 and 2022, respectively.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$102,320	$95,170	$7,150	7.5%
Truckload fuel surcharge revenue	18,306	17,620	686	3.9
Total Truckload revenue	120,626	112,790	7,836	6.9

Dedicated revenue, net of fuel surcharge revenue	86,831	78,421	8,410	10.7
Dedicated fuel surcharge revenue	19,618	18,339	1,279	7.0
Total Dedicated revenue	106,449	96,760	9,689	10.0

Intermodal revenue, net of fuel surcharge revenue	23,401	25,605	(2,204)	(8.6)
Intermodal fuel surcharge revenue	5,188	6,037	(849)	(14.1)
Total Intermodal revenue	28,589	31,642	(3,053)	(9.6)

Brokerage revenue	42,359	46,089	(3,730)	(8.1)

Total operating revenue	$298,023	$287,281	$10,742	3.7%

Operating income:
Truckload	$10,041	$15,571	$(5,530)	(35.5)%
Dedicated	13,684	10,645	3,039	28.5
Intermodal	787	5,036	(4,249)	(84.4)
Brokerage	4,498	4,606	(108)	(2.3)
Total operating income	$29,010	$35,858	$(6,848)	(19.1)%

Operating ratio:
Truckload	91.7%	86.2%
Dedicated	87.1	89.0
Intermodal	97.2	84.1
Brokerage	89.4	90.0
Consolidated operating ratio	90.3%	87.5%

Operating ratio, net of fuel surcharges:
Truckload	90.2%	83.6%
Dedicated	84.2	86.4
Intermodal	96.6	80.3
Brokerage	89.4	90.0
Consolidated operating ratio, net of fuel surcharges	88.6%	85.4%

Our operating revenue increased $10.7 million, or 3.7%, to $298.0 million in the 2023 period from $287.3 million in the 2022 period. Our operating revenue, net of fuel surcharges, increased $9.6 million, or 3.9%, to $254.9 million in the 2023 period from $245.3 million in the 2022 period. This increase in the 2023 period was due to an $8.4 million increase in Dedicated revenue, net of fuel surcharges, and a $7.2 million increase in Truckload revenue, net of fuel surcharges, partially offset by a $2.2 million decrease in Intermodal revenue, net of fuel surcharges, and a $3.7 million decrease in Brokerage revenue. Fuel surcharge revenue increased to $43.1 million in the 2023 period from $42.0 million in the 2022 period.

In addition to the factors discussed below, our profitability across each segment in the 2023 period was impacted by widespread severe winter weather and a freight market which has considerably softened from the exceptionally tight conditions during the 2022 period.

Truckload segment revenue increased $7.8 million, or 6.9%, to $120.6 million in the 2023 period from $112.8 million in the 2022 period. Truckload segment revenue, net of fuel surcharges, increased $7.2 million, or 7.5%, to $102.3 million in the 2023 period from $95.2 million in the 2022 period primarily due to an increase in our fleet size, partially offset by a decrease in our average revenue per tractor. The operating ratio increased to 91.7% in the 2023 period from 86.2% in the 2022 period. Impacting the 2023 period operating ratio were higher company driver compensation, depreciation, maintenance and net fuel costs as a percentage of revenue.

Dedicated segment revenue increased $9.7 million, or 10.0%, to $106.4 million in the 2023 period from $96.8 million in the 2022 period. Dedicated segment revenue, net of fuel surcharges, increased 10.7% primarily due to increases in each of our fleet size and average revenue per tractor. The operating ratio in the 2023 period improved to 87.1% from 89.0% in the 2022 period. The 2023 period was positively impacted by the increase in our average revenue per tractor and lower net fuel and driver recruiting and retention costs, partially offset by higher maintenance and insurance and claims costs.

Intermodal segment revenue decreased $3.1 million, or 9.6%, to $28.6 million in the 2023 period from $31.6 million in the 2022 period. Intermodal segment revenue, net of fuel surcharges, decreased 8.6% from the 2022 period primarily due to a decrease in our number of loads, partially offset by an increase in our revenue per load. The operating ratio in the 2023 period increased to 97.2% from 84.1% in the 2022 period. Impacting the 2023 period operating ratio were higher net fuel, company driver compensation, purchased transportation, chassis rental and depreciation costs as a percentage of our revenue.

Brokerage segment revenue decreased $3.7 million, or 8.1%, to $42.4 million in the 2023 period from $46.1 million in the 2022 period primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. The improvement in the operating ratio in the 2023 period to 89.4% from 90.0% was primarily due to a decrease in purchased transportation amounts payable to carriers as a percentage of our revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2023 vs. 2022	2023 vs. 2022	2023	2022

Operating revenue	$10,742	3.7%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	9,167	10.3	33.1	31.1
Purchased transportation	(3,207)	(5.6)	18.2	19.9
Fuel and fuel taxes	2,428	5.5	15.7	15.4
Supplies and maintenance	3,674	29.8	5.4	4.3
Depreciation	3,387	13.0	9.9	9.1
Operating taxes and licenses	128	4.8	0.9	0.9
Insurance and claims	2,366	18.6	5.1	4.4
Communications and utilities	266	11.7	0.8	0.8
Gain on disposition of revenue equipment	(706)	(15.6)	(1.8)	(1.6)
Other	87	1.0	3.0	3.1
Total operating expenses	17,590	7.0	90.3	87.5
Operating income	(6,848)	(19.1)	9.7	12.5
Other	(837)	(11,957.1)	(0.3)	-
Income before income taxes	(6,011)	(16.8)	10.0	12.5
Income taxes expense	(980)	(11.8)	2.5	2.9
Net income	$(5,031)	(18.3)%	7.6%	9.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense increased $9.2 million, or 10.3%, in the 2023 period from the 2022 period. This increase resulted primarily from additional company driver compensation expense of $7.4 million and a $2.4 million increase in non-driver compensation expense, partially offset by a $2.3 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $3.2 million in total, or 5.6%, in the 2023 period from the 2022 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $4.0 million to $34.9 million in the 2023 period from $38.8 million in the 2022 period, primarily due to a decrease in the cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment were $15.3 million in the 2023 period and $15.2 million in the 2022 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $655,000 in the 2023 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes increased by $2.4 million, or 5.5%, in the 2023 period from the 2022 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $1.9 million, or 27.5%, to $8.8 million in the 2023 period from $6.9 million in the 2022 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $5.1 million from $4.5 million in the 2022 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $4.41 per gallon from $4.24 per gallon in the 2022 period. Our net fuel expense increased to 4.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2023 period from 3.5% in the 2022 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $3.7 million, or 29.8%, from the 2022 period, primarily due to higher outside repair, parts, tires and loading/unloading costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $3.4 million, or 13.0%, increase in depreciation in the 2023 period was primarily due to an increase in the size of our tractor and trailer fleets along with higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.4 million, or 18.6%, increase in insurance and claims in the 2023 period was primarily due to increases in the cost of physical damage claims related to our revenue equipment and in our self-insured auto liability claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $5.2 million in the 2023 period, up from $4.5 million in the 2022 period primarily due to an increase in the number of units sold, partially offset by a decrease in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 19.1% to $29.0 million in the 2023 period from $35.9 million in the 2022 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 90.3% in the 2023 period and 87.5% in the 2022 period. The operating ratio for our Truckload segment was 91.7% in the 2023 period and 86.2% in the 2022 period, for our Dedicated segment was 87.1% in the 2023 period and 89.0% in the 2022 period, for our Intermodal segment was 97.2% in the 2023 period and 84.1% in the 2022 period, and for our Brokerage segment was 89.4% in the 2023 period and 90.0% in the 2022 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 88.6% in the 2023 period and 85.4% in the 2022 period.

Other non-operating income increased to $844,000 from $7,000 in the 2022 period due to increased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 24.6% in the 2023 period from 23.2% in the 2022 period primarily due to increases in per diem and other non-deductible expenses.

As a result of the factors described above, net income declined 18.3% to $22.5 million, or $0.28 per diluted share, in the 2023 period from $27.5 million, or $0.33 per diluted share, in the 2022 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows used for/provided by investing activities and net cash flows used for financing activities for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash flows provided by operating activities	$49,232	$39,940
Net cash flows (used for)/provided by investing activities	(28,280)	409
Net cash flows (used for) financing activities	(5,264)	(30,817)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in the first quarter of 2023. As of March 31, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first three months of 2023, net cash flows provided by operating activities of $49.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $26.1 million, to pay cash dividends of $4.9 million, and to construct and upgrade regional operating facilities in the amount of $2.1 million, resulting in a $15.7 million increase in cash and cash equivalents. In the first three months of 2022, net cash flows provided by operating activities of $39.9 million were primarily used to repurchase and retire 1.3 million shares of our common stock for $25.0 million, to pay cash dividends of $5.0 million, and to construct and upgrade regional operating facilities in the amount of $2.5 million, resulting in a $9.5 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $197 million for the remainder of 2023. This amount includes commitments to purchase $154.9 million of new revenue equipment and $3.5 million in building construction through the remainder of 2023. Additionally, operating lease obligations total $691,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2023 and 2022 which totaled $4.9 million and $5.0 million, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $16.1 million and remaining borrowing availability of $13.9 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.0% at March 31, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2023 and December 31, 2022.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at March 31, 2023.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

There have been no material changes in the critical accounting estimates disclosed by us under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2023, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $2.3 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 5, 2023, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 5, 2023	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2023	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)