Form 10-Q
period 2023-09-30
MARTEN TRANSPORT LTD
filed 2023-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,308,968 as of October 25, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,067	$80,600
Receivables:
Trade, net	117,820	120,702
Other	11,695	7,218
Prepaid expenses and other	27,004	27,320
Total current assets	224,586	235,840

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,129,415	1,074,832
Accumulated depreciation	(358,414)	(346,665)
Net property and equipment	771,001	728,167
Other noncurrent assets	1,617	1,672
Total assets	$997,204	$965,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,042	$37,299
Insurance and claims accruals	46,282	45,747
Accrued and other current liabilities	33,320	41,264
Total current liabilities	121,644	124,310
Deferred income taxes	125,887	137,041
Noncurrent operating lease liabilities	316	409
Total liabilities	247,847	261,760

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,308,968 shares at September 30, 2023, and 81,115,132 shares at December 31, 2022, issued and outstanding	813	811
Additional paid-in capital	49,280	47,188
Retained earnings	699,264	655,920
Total stockholders’ equity	749,357	703,919
Total liabilities and stockholders’ equity	$997,204	$965,679

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2023	2022	2023	2022

Operating revenue	$279,538	$324,448	$863,233	$941,294

Operating expenses (income):
Salaries, wages and benefits	92,620	99,773	287,468	285,582
Purchased transportation	49,673	64,403	152,075	189,193
Fuel and fuel taxes	48,695	57,299	137,706	163,004
Supplies and maintenance	17,896	14,855	51,291	40,520
Depreciation	29,017	28,381	87,974	81,389
Operating taxes and licenses	2,821	2,748	8,345	8,051
Insurance and claims	13,254	11,949	40,805	38,096
Communications and utilities	2,584	2,135	7,625	6,639
Gain on disposition of revenue equipment	(3,014)	(1,070)	(11,810)	(10,422)
Other	8,762	10,209	27,301	28,681

Total operating expenses	262,308	290,682	788,780	830,733

Operating income	17,230	33,766	74,453	110,561

Other	(1,017)	(264)	(2,938)	(307)

Income before income taxes	18,247	34,030	77,391	110,868

Income taxes expense	4,649	8,384	19,417	26,028

Net income	$13,598	$25,646	$57,974	$84,840

Basic earnings per common share	$0.17	$0.32	$0.71	$1.04

Diluted earnings per common share	$0.17	$0.32	$0.71	$1.03

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	81,115	$811	$47,188	$655,920	$703,919
Net income	-	-	-	22,502	22,502
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	119	1	535	-	536
Employee taxes paid in exchange for shares withheld	-	-	(926)	-	(926)
Share-based payment arrangement compensation expense	-	-	354	-	354
Dividends on common stock	-	-	-	(4,874)	(4,874)
Balance at March 31, 2023	81,234	812	47,151	673,548	721,511
Net income	-	-	-	21,874	21,874
Issuance of common stock from share-based payment arrangement exercises	67	1	507	-	508
Share-based payment arrangement compensation expense	-	-	1,005	-	1,005
Dividends on common stock	-	-	-	(4,878)	(4,878)
Balance at June 30, 2023	81,301	813	48,663	690,544	740,020
Net income	-	-	-	13,598	13,598
Issuance of common stock from share-based payment arrangement exercises	8	-	116	-	116
Share-based payment arrangement compensation expense	-	-	501	-	501
Dividends on common stock	-	-	-	(4,878)	(4,878)
Balance at September 30, 2023	81,309	$813	$49,280	$699,264	$749,357

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677
Net income	-	-	-	27,533	27,533
Repurchase and retirement of common stock	(1,307)	(13)	(24,987)	-	(25,000)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	220	2	766	-	768
Employee taxes paid in exchange for shares withheld	-	-	(1,610)	-	(1,610)
Share-based payment arrangement compensation expense	-	-	369	-	369
Dividends on common stock	-	-	-	(4,975)	(4,975)
Balance at March 31, 2022	81,947	819	60,256	587,687	648,762
Net income	-	-	-	31,661	31,661
Repurchase and retirement of common stock	(963)	(10)	(16,743)	-	(16,753)
Issuance of common stock from share-based payment arrangement exercises	31	1	150	-	151
Share-based payment arrangement compensation expense	-	-	1,204	-	1,204
Dividends on common stock	-	-	-	(4,868)	(4,868)
Balance at June 30, 2022	81,015	810	44,867	614,480	660,157
Net income	-	-	-	25,646	25,646
Issuance of common stock from share-based payment arrangement exercises	82	1	844	-	845
Share-based payment arrangement compensation expense	-	-	655	-	655
Dividends on common stock	-	-	-	(4,866)	(4,866)
Balance at September 30, 2022	81,097	$811	$46,366	$635,260	$682,437

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2023	2022
Cash flows provided by operating activities:
Operations:
Net income	$57,974	$84,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,974	81,389
Tires in service amortization	5,415	4,861
Gain on disposition of revenue equipment	(11,810)	(10,422)
Deferred income taxes	(11,154)	5,431
Share-based payment arrangement compensation expense	1,860	2,228
Changes in other current operating items:
Receivables	5,487	(24,657)
Prepaid expenses and other	(2,402)	(3,901)
Accounts payable	1,239	14,364
Insurance and claims accruals	535	3,650
Accrued and other current liabilities	(8,785)	5,438
Net cash provided by operating activities	126,333	163,221

Cash flows used for investing activities:
Revenue equipment additions	(167,985)	(110,535)
Proceeds from revenue equipment dispositions	51,125	28,527
Buildings and land, office equipment and other additions	(7,586)	(10,370)
Proceeds from buildings and land, office equipment and other dispositions	21	-
Other	(45)	(38)
Net cash used for investing activities	(124,470)	(92,416)

Cash flows used for financing activities:
Dividends on common stock	(14,630)	(14,709)
Repurchase and retirement of common stock	-	(41,753)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	1,160	1,764
Employee taxes paid in exchange for shares withheld	(926)	(1,610)
Net cash used for financing activities	(14,396)	(56,308)

Net change in cash and cash equivalents	(12,533)	14,497

Cash and cash equivalents:
Beginning of period	80,600	56,995
End of period	$68,067	$71,492

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(2,542)	$10,132
Operating lease assets and liabilities acquired	$89	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$19,360	$16,413
Interest	$10	$52

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$13,598	$25,646	$57,974	$84,840
Denominator:
Basic earnings per common share - weighted-average shares	81,306	81,061	81,260	81,889
Effect of dilutive stock options	148	286	154	266
Diluted earnings per common share - weighted-average shares and assumed conversions	81,454	81,347	81,414	82,155

Basic earnings per common share	$0.17	$0.32	$0.71	$1.04
Diluted earnings per common share	$0.17	$0.32	$0.71	$1.03

Options totaling 157,000 equivalent shares for each of the three-month and nine-month periods ended September 30, 2023, and 512,500 and 535,600 equivalent shares for the three-month and nine-month periods ended September 30, 2022, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 106,582 equivalent shares for each of the three-month and nine-month periods ended September 30, 2023, and 16,590 equivalent shares for each of the three-month and nine-month periods ended September 30, 2022, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $19.5 million and remaining borrowing availability of $10.5 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at September 30, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2023 and December 31, 2022.

(4) Related Party Transactions

We purchase fuel and tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $194,000 in the first nine months of 2023 and $377,000 in the first nine months of 2022 for fuel, tires and related services. In addition, we paid $1.6 million in the first nine months of 2023 and $1.4 million in the first nine months of 2022 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in the first nine months of 2023. As of September 30, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of both 2023 and 2022, and totaled $14.6 million and $14.7 million in the first nine months of 2023 and 2022, respectively.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2023, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first nine months of 2023 and 2022 was $1.9 million and $2.2 million, respectively.

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

(10) Commitments and Contingencies

We are committed to new revenue equipment purchases of $63.2 million and building construction obligations of $292,000 for the remainder of 2023. Operating lease obligation expenditures through 2028 total $566,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.7 million as of each of September 30, 2023 and December 31, 2022. We had no impairment losses on contract assets in the first nine months of 2023 or in 2022. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,516	$105,905	$300,104	$302,883
Truckload fuel surcharge revenue	17,711	23,471	51,887	66,255
Total Truckload revenue	114,227	129,376	351,991	369,138

Dedicated revenue, net of fuel surcharge revenue	82,963	86,178	257,231	248,988
Dedicated fuel surcharge revenue	18,834	24,039	56,000	68,344
Total Dedicated revenue	101,797	110,217	313,231	317,332

Intermodal revenue, net of fuel surcharge revenue	18,122	24,303	60,277	77,589
Intermodal fuel surcharge revenue	3,925	7,600	12,724	22,923
Total Intermodal revenue	22,047	31,903	73,001	100,512

Brokerage revenue	41,467	52,952	125,010	154,312
Total operating revenue	$279,538	$324,448	$863,233	$941,294

Operating income/(loss):
Truckload	$2,738	$14,319	$22,348	$45,978
Dedicated	11,286	13,005	39,143	37,689
Intermodal	(1,074)	778	(452)	9,911
Brokerage	4,280	5,664	13,414	16,983
Total operating income	$17,230	$33,766	$74,453	$110,561

Truckload segment depreciation expense was $15.3 million and $14.5 million, Dedicated segment depreciation expense was $11.5 million and $11.5 million, Intermodal segment depreciation expense was $1.7 million and $2.0 million, and Brokerage segment depreciation expense was $462,000 and $383,000 in the three-month periods ended September 30, 2023 and 2022, respectively.

Truckload segment depreciation expense was $45.9 million and $40.9 million, Dedicated segment depreciation expense was $35.2 million and $33.8 million, Intermodal segment depreciation expense was $5.5 million and $5.6 million, and Brokerage segment depreciation expense was $1.4 million and $1.1 million in the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Our operating revenue decreased $78.1 million, or 8.3%, in the first nine months of 2023 from the first nine months of 2022. Our operating revenue, net of fuel surcharges, decreased $41.2 million, or 5.3%, compared with the first nine months of 2022. Truckload segment revenue, net of fuel surcharges, decreased 0.9% from the first nine months of 2022, primarily due to a decrease in our average revenue per tractor, despite an increase in our fleet size. Dedicated segment revenue, net of fuel surcharges, increased 3.3% from the first nine months of 2022, primarily due to an increase in our fleet size. Intermodal segment revenue, net of fuel surcharges, decreased 22.3% from the first nine months of 2022, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 19.0% from the first nine months of 2022, primarily due to decreases in both our revenue per load and our number of loads. Fuel surcharge revenue decreased to $120.6 million in the first nine months of 2023 from $157.5 million in the first nine months of 2022.

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

Our operating income declined 32.7% to $74.5 million in the first nine months of 2023 from $110.6 million in the first nine months of 2022. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.4% in the first nine months of 2023 and 88.3% in the first nine months of 2022. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 90.0% in the first nine months of 2023 from 85.9% in the first nine months of 2022. Our net income declined 31.7% to $58.0 million, or $0.71 per diluted share, in the first nine months of 2023 from $84.8 million, or $1.03 per diluted share, in the first nine months of 2022.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2023, we had $68.1 million of cash and cash equivalents, $749.4 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2023, net cash flows provided by operating activities of $126.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $116.9 million, to pay cash dividends of $14.6 million, and to construct and upgrade regional operating facilities in the amount of $7.6 million, resulting in a $12.5 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $76 million for the remainder of 2023. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2023 which totaled $14.6 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Truckload Segment:
Revenue (in thousands)	$114,227	$129,376	$351,991	$369,138
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,285	$4,889	$4,442	$4,980
Average tractors(1)	1,714	1,648	1,732	1,560
Average miles per trip	529	508	515	512
Total miles (in thousands)	39,093	38,441	116,651	110,565

Dedicated Segment:
Revenue (in thousands)	$101,797	$110,217	$313,231	$317,332
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,900	$4,006	$3,949	$3,977
Average tractors(1)	1,619	1,637	1,670	1,605
Average miles per trip	339	337	335	340
Total miles (in thousands)	33,039	34,513	101,948	101,400

Intermodal Segment:
Revenue (in thousands)	$22,047	$31,903	$73,001	$100,512
Loads	6,327	7,610	19,871	24,607
Average tractors	154	182	168	173

Brokerage Segment:
Revenue (in thousands)	$41,467	$52,952	$125,010	$154,312
Loads	24,077	24,896	67,483	69,902

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 99 and 90 tractors as of September 30, 2023 and 2022, respectively.

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$96,516	$105,905	$(9,389)	(8.9)%
Truckload fuel surcharge revenue	17,711	23,471	(5,760)	(24.5)
Total Truckload revenue	114,227	129,376	(15,149)	(11.7)

Dedicated revenue, net of fuel surcharge revenue	82,963	86,178	(3,215)	(3.7)
Dedicated fuel surcharge revenue	18,834	24,039	(5,205)	(21.7)
Total Dedicated revenue	101,797	110,217	(8,420)	(7.6)

Intermodal revenue, net of fuel surcharge revenue	18,122	24,303	(6,181)	(25.4)
Intermodal fuel surcharge revenue	3,925	7,600	(3,675)	(48.4)
Total Intermodal revenue	22,047	31,903	(9,856)	(30.9)

Brokerage revenue	41,467	52,952	(11,485)	(21.7)

Total operating revenue	$279,538	$324,448	$(44,910)	(13.8)%

Operating income/(loss):
Truckload	$2,738	$14,319	$(11,581)	(80.9)%
Dedicated	11,286	13,005	(1,719)	(13.2)
Intermodal	(1,074)	778	(1,852)	(238.0)
Brokerage	4,280	5,664	(1,384)	(24.4)
Total operating income	$17,230	$33,766	$(16,536)	(49.0)%

Operating ratio:
Truckload	97.6%	88.9%
Dedicated	88.9	88.2
Intermodal	104.9	97.6
Brokerage	89.7	89.3
Consolidated operating ratio	93.8%	89.6%

Operating ratio, net of fuel surcharges:
Truckload	97.2%	86.5%
Dedicated	86.4	84.9
Intermodal	105.9	96.8
Brokerage	89.7	89.3
Consolidated operating ratio, net of fuel surcharges	92.8%	87.5%

Our operating revenue decreased $44.9 million, or 13.8%, to $279.5 million in the 2023 period from $324.4 million in the 2022 period. Our operating revenue, net of fuel surcharges, decreased $30.3 million, or 11.2%, to $239.1 million in the 2023 period from $269.3 million in the 2022 period. This decrease in the 2023 period was due to an $11.5 million decrease in Brokerage revenue, a $9.4 million decrease in Truckload revenue, net of fuel surcharges, a $6.2 million decrease in Intermodal revenue, net of fuel surcharges, and a $3.2 million decrease in Dedicated revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $40.5 million in the 2023 period from $55.1 million in the 2022 period.

In addition to the factors discussed below, our profitability across each segment in the 2023 period was impacted by a freight market which has considerably softened from the exceptionally tight conditions during the 2022 period.

Truckload segment revenue decreased $15.1 million, or 11.7%, to $114.2 million in the 2023 period from $129.4 million in the 2022 period. Truckload segment revenue, net of fuel surcharges, decreased $9.4 million, or 8.9%, to $96.5 million in the 2023 period from $105.9 million in the 2022 period primarily due to a decrease in our average revenue per tractor, despite an increase in our fleet size. The operating ratio increased to 97.6% in the 2023 period from 88.9% in the 2022 period. Impacting the 2023 period operating ratio was a decrease in our average revenue per tractor along with higher net fuel, depreciation, company driver compensation and maintenance costs as a percentage of revenue.

Dedicated segment revenue decreased $8.4 million, or 7.6%, to $101.8 million in the 2023 period from $110.2 million in the 2022 period. Dedicated segment revenue, net of fuel surcharges, decreased 3.7% primarily due to a decrease in our average revenue per tractor coupled with a slight decrease in our fleet size. The operating ratio in the 2023 period increased to 88.9% from 88.2% in the 2022 period. The 2023 period was impacted by a decrease in our average revenue per tractor along with higher maintenance, net fuel and depreciation costs as a percentage of revenue.

Intermodal segment revenue decreased $9.9 million, or 30.9%, to $22.0 million in the 2023 period from $31.9 million in the 2022 period. Intermodal segment revenue, net of fuel surcharges, decreased 25.4% from the 2022 period primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2023 period increased to 104.9% from 97.6% in the 2022 period. Impacting the 2023 period operating ratio was a decrease in our revenue per load along with higher net fuel, purchased transportation, depreciation, maintenance and chassis rental costs as a percentage of revenue.

Brokerage segment revenue decreased $11.5 million, or 21.7%, to $41.5 million in the 2023 period from $53.0 million in the 2022 period primarily due to decreases in both our revenue per load and our number of loads. The increase in the operating ratio in the 2023 period to 89.7% from 89.3% was primarily due to a decrease in our revenue per load along with increased compensation expense as a percentage of revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2023 vs. 2022	2023 vs. 2022	2023	2022

Operating revenue	$(44,910)	(13.8)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(7,153)	(7.2)	33.1	30.8
Purchased transportation	(14,730)	(22.9)	17.8	19.9
Fuel and fuel taxes	(8,604)	(15.0)	17.4	17.7
Supplies and maintenance	3,041	20.5	6.4	4.6
Depreciation	636	2.2	10.4	8.7
Operating taxes and licenses	73	2.7	1.0	0.8
Insurance and claims	1,305	10.9	4.7	3.7
Communications and utilities	449	21.0	0.9	0.7
Gain on disposition of revenue equipment	(1,944)	(181.7)	(1.1)	(0.3)
Other	(1,447)	(14.2)	3.1	3.1
Total operating expenses	(28,374)	(9.8)	93.8	89.6
Operating income	(16,536)	(49.0)	6.2	10.4
Other	(753)	(285.2)	(0.4)	(0.1)
Income before income taxes	(15,783)	(46.4)	6.5	10.5
Income taxes expense	(3,735)	(44.5)	1.7	2.6
Net income	$(12,048)	(47.0)%	4.9%	7.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $7.2 million, or 7.2%, in the 2023 period from the 2022 period. This decrease resulted primarily from a $4.9 million decrease in company driver compensation expense along with a $1.9 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $14.7 million in total, or 22.9%, in the 2023 period from the 2022 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $10.2 million to $34.1 million in the 2023 period from $44.3 million in the 2022 period, primarily due to decreases in both our cost per load and number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $11.6 million in the 2023 period from $16.4 million in the 2022 period, primarily due to decreases in both our number of loads and cost per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $281,000 in the 2023 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $8.6 million, or 15.0%, in the 2023 period from the 2022 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $3.6 million, or 41.5%, to $12.1 million in the 2023 period from $8.6 million in the 2022 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $3.9 million from $6.4 million in the 2022 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $4.24 per gallon from $5.15 per gallon in the 2022 period. Despite this price decrease, our net fuel expense increased to 6.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2023 period from 4.0% in the 2022 period, primarily due to the record heat in the 2023 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $3.0 million, or 20.5%, from the 2022 period primarily due to higher outside repair, loading/unloading and parts costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $636,000, or 2.2%, increase in depreciation in the 2023 period was primarily due to an increase in our average tractor and trailer fleets along with higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.3 million, or 10.9%, increase in insurance and claims in the 2023 period was primarily due to increases in the cost of physical damage claims related to our revenue equipment and insurance premiums, partially offset by a decrease in our self-insured auto liability claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $3.0 million in the 2023 period, up from $1.1 million in the 2022 period primarily due to an increase in the number of units sold, partially offset by a decrease in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 49.0% to $17.2 million in the 2023 period from $33.8 million in the 2022 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 93.8% in the 2023 period and 89.6% in the 2022 period. The operating ratio for our Truckload segment was 97.6% in the 2023 period and 88.9% in the 2022 period, for our Dedicated segment was 88.9% in the 2023 period and 88.2% in the 2022 period, for our Intermodal segment was 104.9% in the 2023 period and 97.6% in the 2022 period, and for our Brokerage segment was 89.7% in the 2023 period and 89.3% in the 2022 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 92.8% in the 2023 period and 87.5% in the 2022 period.

Other non-operating income increased to $1.0 million from $264,000 in the 2022 period due to increased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 25.5% in the 2023 period from 24.6% in the 2022 period primarily due to increases in per diem and other non-deductible expenses.

As a result of the factors described above, net income declined 47.0% to $13.6 million, or $0.17 per diluted share, in the 2023 period from $25.6 million, or $0.32 per diluted share, in the 2022 period.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$300,104	$302,883	$(2,779)	(0.9)%
Truckload fuel surcharge revenue	51,887	66,255	(14,368)	(21.7)
Total Truckload revenue	351,991	369,138	(17,147)	(4.6)

Dedicated revenue, net of fuel surcharge revenue	257,231	248,988	8,243	3.3
Dedicated fuel surcharge revenue	56,000	68,344	(12,344)	(18.1)
Total Dedicated revenue	313,231	317,332	(4,101)	(1.3)

Intermodal revenue, net of fuel surcharge revenue	60,277	77,589	(17,312)	(22.3)
Intermodal fuel surcharge revenue	12,724	22,923	(10,199)	(44.5)
Total Intermodal revenue	73,001	100,512	(27,511)	(27.4)

Brokerage revenue	125,010	154,312	(29,302)	(19.0)

Total operating revenue	$863,233	$941,294	$(78,061)	(8.3)%

Operating income/(loss):
Truckload	$22,348	$45,978	$(23,630)	(51.4)%
Dedicated	39,143	37,689	1,454	3.9
Intermodal	(452)	9,911	(10,363)	(104.6)
Brokerage	13,414	16,983	(3,569)	(21.0)
Total operating income	$74,453	$110,561	$(36,108)	(32.7)%

Operating ratio:
Truckload	93.7%	87.5%
Dedicated	87.5	88.1
Intermodal	100.6	90.1
Brokerage	89.3	89.0
Consolidated operating ratio	91.4%	88.3%

Operating ratio, net of fuel surcharges:
Truckload	92.6%	84.8%
Dedicated	84.8	84.9
Intermodal	100.7	87.2
Brokerage	89.3	89.0
Consolidated operating ratio, net of fuel surcharges	90.0%	85.9%

Our operating revenue decreased $78.1 million, or 8.3%, to $863.2 million in the 2023 period from $941.3 million in the 2022 period. Our operating revenue, net of fuel surcharges, decreased $41.2 million, or 5.3%, to $742.6 million in the 2023 period from $783.8 million in the 2022 period. This decrease in the 2023 period was due to a $29.3 million decrease in Brokerage revenue, a $17.3 million decrease in Intermodal revenue, net of fuel surcharges, and a $2.8 million decrease in Truckload revenue, net of fuel surcharges, partially offset by an $8.2 million increase in Dedicated revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $120.6 million in the 2023 period from $157.5 million in the 2022 period.

In addition to the factors discussed below, our profitability across each segment in the 2023 period was impacted by a freight market which has considerably softened from the exceptionally tight conditions during the 2022 period.

Truckload segment revenue decreased $17.1 million, or 4.6%, to $352.0 million in the 2023 period from $369.1 million in the 2022 period. Truckload segment revenue, net of fuel surcharges, decreased $2.8 million, or 0.9%, to $300.1 million in the 2023 period from $302.9 million in the 2022 period primarily due to a decrease in our average revenue per tractor, despite an increase in our fleet size. The operating ratio increased to 93.7% in the 2023 period from 87.5% in the 2022 period. Impacting the 2023 period operating ratio was a decrease in our average revenue per tractor along with higher company driver compensation, depreciation, maintenance and net fuel costs as a percentage of revenue.

Dedicated segment revenue decreased $4.1 million, or 1.3%, to $313.2 million in the 2023 period from $317.3 million in the 2022 period. Dedicated segment revenue, net of fuel surcharges, increased 3.3% primarily due to an increase in our fleet size. The operating ratio in the 2023 period improved to 87.5% from 88.1% in the 2022 period. The 2023 period was positively impacted by a reduction in driver recruiting costs and non-driver bonus compensation expense, partially offset by higher maintenance costs as a percentage of revenue.

Intermodal segment revenue decreased $27.5 million, or 27.4%, to $73.0 million in the 2023 period from $100.5 million in the 2022 period. Intermodal segment revenue, net of fuel surcharges, decreased 22.3% from the 2022 period primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2023 period increased to 100.6% from 90.1% in the 2022 period. Impacting the 2023 period operating ratio was a decrease in our revenue per load along with higher net fuel, company driver compensation, depreciation, purchased transportation, maintenance and chassis rental costs as a percentage of revenue.

Brokerage segment revenue decreased $29.3 million, or 19.0%, to $125.0 million in the 2023 period from $154.3 million in the 2022 period primarily due to decreases in both our revenue per load and our number of loads. The operating ratio in the 2023 period of 89.3% was up slightly from 89.0% in the 2022 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2023 vs. 2022	2023 vs. 2022	2023	2022

Operating revenue	$(78,061)	(8.3)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	1,886	0.7	33.3	30.3
Purchased transportation	(37,118)	(19.6)	17.6	20.1
Fuel and fuel taxes	(25,298)	(15.5)	16.0	17.3
Supplies and maintenance	10,771	26.6	5.9	4.3
Depreciation	6,585	8.1	10.2	8.6
Operating taxes and licenses	294	3.7	1.0	0.9
Insurance and claims	2,709	7.1	4.7	4.0
Communications and utilities	986	14.9	0.9	0.7
Gain on disposition of revenue equipment	(1,388)	(13.3)	(1.4)	(1.1)
Other	(1,380)	(4.8)	3.2	3.0
Total operating expenses	(41,953)	(5.1)	91.4	88.3
Operating income	(36,108)	(32.7)	8.6	11.7
Other	(2,631)	(857.0)	(0.3)	-
Income before income taxes	(33,477)	(30.2)	9.0	11.8
Income taxes expense	(6,611)	(25.4)	2.2	2.8
Net income	$(26,866)	(31.7)%	6.7%	9.0%

Salaries, wages and benefits expense increased $1.9 million, or 0.7%, in the 2023 period from the 2022 period. This increase resulted primarily from additional company driver compensation expense of $4.1 million and a $5.0 million increase in non-driver compensation expense, partially offset by a $7.4 million decrease in bonus compensation expense for our non-driver employees.

Purchased transportation expense decreased $37.1 million in total, or 19.6%, in the 2023 period from the 2022 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $26.3 million to $102.4 million in the 2023 period from $128.7 million in the 2022 period, primarily due to decreases in both our cost per load and number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $37.9 million in the 2023 period from $49.9 million in the 2022 period primarily due to decreases in both our number of loads and cost per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.2 million in the 2023 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $25.3 million, or 15.5%, in the 2023 period from the 2022 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $6.0 million, or 25.6%, to $29.5 million in the 2023 period from $23.5 million in the 2022 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $12.4 million from $18.0 million in the 2022 period. The DOE national average cost of fuel decreased to $4.20 per gallon from $4.96 per gallon in the 2022 period. Despite this price decrease, our net fuel expense increased to 4.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2023 period from 3.7% in the 2022 period, primarily due to the record heat in the third quarter of 2023.

Our supplies and maintenance expense increased $10.8 million, or 26.6%, from the 2022 period primarily due to higher outside repair, loading/unloading, parts and tires costs.

The $6.6 million, or 8.1%, increase in depreciation in the 2023 period was primarily due to an increase in our average tractor and trailer fleets along with higher prices of new equipment.

The $2.7 million, or 7.1%, increase in insurance and claims in the 2023 period was primarily due to increases in the cost of physical damage claims related to our revenue equipment, workers’ compensation claim costs and insurance premiums, partially offset by a reduction in our self-insured auto liability claim costs.

Gain on disposition of revenue equipment was $11.8 million in the 2023 period, up from $10.4 million in the 2022 period, primarily due to an increase in the number of units sold, partially offset by a decrease in the average gain for our tractor and trailer sales.

Our operating income declined 32.7% to $74.5 million in the 2023 period from $110.6 million in the 2022 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 91.4% in the 2023 period and 88.3% in the 2022 period. The operating ratio for our Truckload segment was 93.7% in the 2023 period and 87.5% in the 2022 period, for our Dedicated segment was 87.5% in the 2023 period and 88.1% in the 2022 period, for our Intermodal segment was 100.6% in the 2023 period and 90.1% in the 2022 period, and for our Brokerage segment was 89.3% in the 2023 period and 89.0% in the 2022 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.0% in the 2023 period and 85.9% in the 2022 period.

Other non-operating income increased to $2.9 million from $307,000 in the 2022 period due to increased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 25.1% in the 2023 period from 23.5% in the 2022 period primarily due to increases in per diem and other non-deductible expenses.

As a result of the factors described above, net income declined 31.7% to $58.0 million, or $0.71 per diluted share, in the 2023 period from $84.8 million, or $1.03 per diluted share, in the 2022 period.

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

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash flows provided by operating activities	$126,333	$163,221
Net cash flows (used for) investing activities	(124,470)	(92,416)
Net cash flows (used for) financing activities	(14,396)	(56,308)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the third or fourth quarters of 2022 or in the first nine months of 2023. As of September 30, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first nine months of 2023, net cash flows provided by operating activities of $126.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $116.9 million, to pay cash dividends of $14.6 million, and to construct and upgrade regional operating facilities in the amount of $7.6 million, resulting in a $12.5 million decrease in cash and cash equivalents. In the first nine months of 2022, net cash flows provided by operating activities of $163.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $82.0 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $14.7 million, and to construct and upgrade regional operating facilities in the amount of $8.7 million, resulting in a $14.5 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $76 million for the remainder of 2023. This amount includes commitments to purchase $63.2 million of new revenue equipment and $292,000 in building construction for the remainder of 2023. Additionally, operating lease obligations total $566,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of both 2023 and 2022, which totaled $14.6 million and $14.7 million in the first nine months of 2023 and 2022, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $19.5 million and remaining borrowing availability of $10.5 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at September 30, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2023 and December 31, 2022.

Other than our obligations for revenue equipment and building construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2023, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.7 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits.

Item No.	Item	Method of Filing
3.1	Amended and Restated Bylaws effective August 15, 2023	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 21, 2023.

4.1	Amended and Restated Bylaws effective August 15, 2023	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 21, 2023.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 8, 2023, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2023	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)