Form 10-K
period 2023-12-31
MARTEN TRANSPORT LTD
filed 2024-02-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $1,348,378,000.

As of February 14, 2024, 81,322,168 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 7, 2024, or 2024 Proxy Statement.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2023, we generated $1.131 billion in operating revenue. Approximately 58% of our Truckload and Dedicated revenue in 2023 resulted from hauling temperature-sensitive products and 42% from hauling dry freight. We operate throughout the United States and in parts of Mexico and Canada, with our revenue primarily generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2023, our average length of haul was 414 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,349 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated, Intermodal and Brokerage. Financial information regarding these segments can be found in Footnote 14 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2023, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 290 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

Our operations and sales personnel strive to improve our asset productivity by seeking freight that allows for rapid turnaround times, minimizes non-revenue miles between loads and carries a favorable rate structure. Once we have established a customer relationship, customer service managers work closely with our fleet managers to match customer needs with our capacity and the location of revenue equipment. Fleet managers use our optimization system to assign loads to satisfy customer and operational requirements, as well as to meet the routing needs of our drivers. We attempt to route most of our trucks over selected operating lanes, which we believe assists us in meeting customer requirements, balancing traffic, reducing non-revenue miles, and improving the reliability of delivery schedules.

We employ technology in our operations when we believe that it will allow us to operate more efficiently and the investment is cost-justified. Examples of the technologies we employ include:

●

Terrestrial-based tracking and messaging that allows us to communicate with our drivers, obtain load position updates, provide our customers with freight visibility, and download operating information such as fuel mileage and idling time for the tractor engines and temperature setting and run time for the temperature-control units on our trailers.

●	Electronic data interchange and internet communication with customers concerning freight tendering, invoices, shipment status and other information.

●	Electronic logging devices in our tractors to monitor drivers’ hours of service.

●	Auxiliary power units installed on our company-owned tractors that allow us to decrease fuel costs associated with idling our tractors.

●	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our fuel network.

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 7.3% during 2023, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2023, our top 30 customers accounted for approximately 69% of our revenue excluding fuel surcharges, and our top ten customers accounted for 47% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Nine of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for seven of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Human Capital

As of December 31, 2023, we had 4,213 employees. This total consists of 3,256 drivers, 303 mechanics and maintenance personnel, and 654 support personnel, which includes management and administration. As of that date, we also contracted with 94 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

We believe our employees are a critical part to the continued success of our operations. Our business model depends on the efforts of our support personnel to efficiently and effectively coordinate transportation services for our customers and on the efforts of our drivers to timely and safely execute the delivery of our customers’ cargo. Competition in the trucking industry for qualified drivers is normally intense and has increased. Our operations have been impacted by, and from time-to-time we have experienced under-utilization and increased expense relating to, a shortage of qualified drivers. As such, we dedicate significant attention to hiring and retaining talented employees to manage, support and execute our operations and place a high priority on the recruitment and retention of an adequate supply of qualified drivers, and on minimizing turnover of our company-employed drivers and independent contractors. As part of those efforts, we are also committed to hiring, developing and supporting a diverse and inclusive workplace.

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

The health and well-being of our employees is paramount to our success. We sponsor a wellness program designed to enhance the well-being of each of our employees. The COVID-19 pandemic has also heightened our responsibility of ensuring our employees have a safe work environment and we have implemented numerous efforts to keep our valued employees safe, healthy and informed. We believe that maintaining a healthy, safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. We select drivers, including independent contractors, using our specific guidelines for safety records, including drivers’ Compliance, Safety, Accountability, or CSA, scores, driving experience and personal evaluations. We maintain stringent screening, training and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers at a number of our terminals in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

Revenue Equipment

Our revenue equipment programs are an important part of our overall goal of profitable growth. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support and resale value. We generally operate newer, well-maintained equipment with uniform specifications to minimize our spare parts inventory, streamline our maintenance program and simplify driver training.

As of December 31, 2023, we operated a fleet of 3,349 tractors, including 3,255 company-owned tractors and 94 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2023 was approximately 1.9 years. In 2023, we replaced our company-owned tractors within an average of 4.1 years after purchase.

Kenworth and Freightliner manufacture most of our company-owned tractors. Maintaining a relatively new and standardized fleet allows us to operate most miles while the tractors are under warranty to minimize repair and maintenance costs. It also enhances our ability to attract drivers, increases fuel economy and improves customer acceptance by minimizing service interruptions caused by breakdowns. We adhere to a comprehensive maintenance program during the life of our equipment. We perform most routine servicing and repairs at our terminal facilities to reduce costly on-road repairs and out-of-route trips. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase the tractors or guarantee a residual value, and we therefore could incur losses upon disposition if resale values of used tractors decline.

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and taxes. The percentage of our fleet provided by independent contractors was 2.8% at December 31, 2023, 2.6% at December 31, 2022 and 2.9% at December 31, 2021.

As of December 31, 2023, we operated a fleet of 5,653 trailers, consisting of 3,347 refrigerated trailers and 2,306 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions and anti-lock brakes. The average age of our trailer fleet at December 31, 2023 was approximately 4.6 years. In 2023, we replaced our company-owned trailers within an average of 8.0 years after purchase.

As of December 31, 2023, we operated a fleet of 787 refrigerated containers for use on railroad flatcars as compared to a fleet of 802 refrigerated containers as of December 31, 2022.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $20.7 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits with licensed insurance carriers. Insurance carriers have significantly raised premiums for trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk at a number of our facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2023, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in terrestrial-based tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Competition

We are one of the leading carriers operating in the temperature-sensitive segment of the truckload market, and our dry freight services are expanding. These markets are highly competitive, and we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. We believe that the principal competitive factors in our business are service, freight rates, capacity, use of technology and financial stability, which positions us well to compete in these segments.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently considering possible changes to the agency’s safety and fitness regulations.

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

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Carriers using automatic on-board recording devices, or AOBRD’s, which were installed and in use prior to December 2017 were allowed until December 2019 to convert to ELD’s. Our entire fleet was equipped with AOBRD’s since early 2011 and converted to ELD’s prior to December 2019.

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in 2021, 57% in 2022 and 67% in 2023. The impact of the clearinghouse has been significant, with a total of approximately 158,000 drivers removed from the trucking industry from January 2020 through December 2023.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than current requirements. The FMCSA has not issued proposed regulations.

We are also subject to various environmental laws and regulations dealing with vehicle emissions and idling, the handling of hazardous materials, fuel storage tanks, air emissions from our facilities and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2021 through 2023.

ITEM 1A.	RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects or an investment in our common stock. The risks and uncertainties described below are those that we currently believe may materially affect our company or our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Risks Related to Our Industry and Operations

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a materially adverse effect on our operating results. Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, fuel prices and license and registration fees. We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services.

It is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements or other related events and the subsequent effects on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

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

Lack of capacity, changes in equipment requirements and service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations and customer relationships. Our Intermodal segment is dependent on railroad services and their capacity to transport freight for our customers. We expect our dependence on railroads will continue to increase as we expand our intermodal services. We compete for the availability of railroad services with other intermodal operators as well as certain industries reliant on the use of rail cars, such as oil and agricultural, whose consumption of railroad capacity has significantly fluctuated over the past several years. In most markets, rail service is limited to a few railroads or even a single railroad. Any capacity constraints, changes in equipment requirements, threatened or actual rail worker strikes, service problems or reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services, which could adversely affect our revenue, results of operations and customer relationships. Furthermore, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services. In addition, we cannot assure you that we will be able to negotiate additional contracts with railroads to expand our capacity, add additional routes or obtain multiple providers, which could limit our ability to provide this service.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2023 our top 30 customers, based on revenue excluding fuel surcharges, accounted for approximately 69% of our revenue; our top ten customers accounted for approximately 47% of our revenue; our top five customers accounted for approximately 35% of our revenue; our top two customers accounted for approximately 27% of our revenue; and our largest customer accounted for approximately 19% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

If demand declines for our used revenue equipment, it could result in decreased equipment sales, resale values and gains on sales of assets. The market for used revenue equipment is subject to a number of factors, including fluctuations in demand and prices. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase our tractors or guarantee a residual value. As such, we are sensitive to changes in used equipment prices and demand, especially with respect to tractors. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our gains on sales of assets.

We depend on the stability, availability and security of the technology related to our management information and communication systems, which are subject to certain cyber risks and other events beyond our control. We depend upon our management information and communication systems for the efficient operation of our business. Our systems are used for receiving, planning and optimizing loads, communicating with and monitoring our drivers, tractors and trailers, billing customers and financial reporting. In addition, some of our key software has been developed internally by our programmers or by adapting purchased software to our needs and this software may not be easily modified or integrated with other software and systems. Our operations are potentially vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking and other events beyond our control. Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and increasing volume of cyberattacks. We have been subject to cyberattacks, which have yet to have a material impact on our business or results of operations, but this might not always be the case in the future. For example, as previously reported, in October 2021, we detected a cyberattack that accessed and encrypted files utilized by us in the operation of our business. The incident did not have a material impact on our business, operations or financial results. Nonetheless, certain employee data was at risk during the event. Our business could be materially and adversely affected if our management information and communication systems are materially compromised or disrupted by a failure or security breach, or if we are unable to improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy. In addition, there has also been heightened regulatory focus on data protection, and failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability. We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We depend primarily on fuel surcharges, auxiliary power units for our tractors, terrestrial-based tracking equipment for the temperature-control units on our trailers, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. There can be no assurance that we will be able to collect fuel surcharges, enter into volume purchase agreements or execute successful hedges in the future. Additionally, we may encounter decreases in productivity that may offset or eliminate savings from auxiliary power units or terrestrial-based tracking equipment, or we may incur unexpected maintenance or other costs associated with such units. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices or a shortage of diesel fuel could materially and adversely affect our results of operations.

We may be adversely affected by the physical effects of climate change as well as legal, regulatory or market responses to climate change concerns. Risks associated with climate change are subject to increasing societal, regulatory and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business interruptions, damage to our revenue equipment and facilities, reduced workforce availability, increased costs, increased liabilities and decreased revenue than what we have experienced in the past from such events. For example, severe sustained heat in multiple regions of the United States during the summer of 2023 resulted in increased fuel expense due to decreased engine fuel efficiency and increased idling, along with additional damage and wear on tires. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels such as those used in our tractors and in the refrigeration units on our trailers and containers, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Due to such increased concerns, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Additionally, the SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

Seasonality and the impact of weather can affect our profitability. Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms and floods that could harm our results or make our results more volatile.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which could negatively impact our business and results of operations. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the COVID-19 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. In addition, any such measures could also impact the global economy more broadly, for example, by leading to further economic slowdowns. While COVID-19 case volumes have decreased in the United States and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. The future impact of the pandemic continues to be an unknown. Although transportation services have been generally considered essential services and the overall demand for our services has continued throughout the pandemic, we did experience significant changes in demand from certain customers in certain freight lanes earlier in the pandemic. We are unable to predict if overall demand for our services will continue at current levels or decrease should an increase in the severity of the pandemic occur. We continue to monitor the pandemic’s impact on the health and safety of our employees, but any widespread outbreak among our employees due to an increase in the severity of the pandemic may negatively impact our business. Earlier in the pandemic, some of our customers encountered significant disruptions to their business. An increase in the severity of the pandemic could cause a similar impact for our customers, which could cause a greater risk for collection of amounts owed, potentially requiring us to increase our allowance for credit losses.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our customers’ products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

The conflict between Russia and Ukraine, the conflict between Israel and Hamas, and the expansion of such conflicts to other areas or countries or similar conflicts could adversely impact our business and financial results. Although we do not have any operations outside of North America, we may be affected by the broader consequences of the ongoing international conflicts or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which these conflicts may heighten other risks disclosed herein. Any of the above-mentioned factors could materially adversely affect our business and financial results.

Risks Related to Our Capital Requirements and Financing

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

Instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results. If the credit markets and the economy weaken, our business, financial results and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur indebtedness, which may include drawing on our credit facility, or issue debt securities in the future to fund working capital requirements, make investments or for general corporate purposes. Additionally, stresses in the credit market causes uncertainty in the equity markets, which may result in volatility of the market price for our securities.

Risks Related to Regulation of Our Operations

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, medical and continuous training qualification and hours-of-service. We also may become subject to new or more restrictive regulations relating to vehicle emissions, ergonomics or other matters affecting safety or operating methods. Other agencies, such as the United States Environmental Protection Agency, or EPA, and the United States Department of Homeland Security, or DHS, also regulate our equipment, operations and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently considering possible changes to the agency’s safety and fitness regulations.

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

In January 2011, the FMCSA issued a regulatory proposal requiring commercial carriers to track compliance with hours-of-service regulations using electronic logging devices, or ELD’s, which was vacated and sent back to the FMCSA for further analysis and review in September 2011 by the 7th U.S. Circuit Court of Appeals. The Moving Ahead for Progress in the 21st Century Act, or MAP-21 Act, included a provision directing the FMCSA to develop a final ELD rule in 2013, which was delayed until its issuance in December 2015. The final rule required compliance beginning in December 2017 which was strictly enforced beginning in April 2018. Carriers using automatic on-board recording devices, or AOBRD’s, which were installed and in use prior to December 2017 were allowed until December 2019 to convert to ELD’s. Our entire fleet was equipped with AOBRD’s since early 2011 and converted to ELD’s prior to December 2019.

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 55% in 2021, 57% in 2022 and 67% in 2023. The impact of the clearinghouse has been significant, with a total of approximately 158,000 drivers removed from the trucking industry from January 2020 through December 2023.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than the current requirements. The FMCSA has not yet issued proposed regulations.

From time to time, various federal, state or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. We are subject to various environmental laws and regulations dealing with vehicle emissions and idling, the handling of hazardous materials, fuel storage tanks, air emissions from our facilities and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

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

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results.

Risks Related to Our Human Capital

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

If we are unable to retain our executive officers and key management employees, our business, financial condition and results of operations could be adversely affected. We are highly dependent upon the services of our executive officers and key management employees, including our Chief Executive Officer. Currently, we do not have employment agreements with these employees and the loss of their services for any reason could have a materially adverse effect on our operations and future profitability. We have entered into agreements with our executive officers that require us to provide compensation to them in the event of termination of their employment without cause in connection with or within a certain period of time after a “change in control” of our Company. In addition, we must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. While our Board regularly engages in succession planning for our Chief Executive Officer and executive leadership team, there is no guarantee that a candidate or plan will be successful. Although we strive to reduce the potential negative impact of any such changes, the loss of any executive officers or key management employees could result in disruptions to our operations. In addition, hiring, training and successfully integrating replacement personnel, whether internal or external, could be time consuming, may cause additional disruptions to our operations and may be unsuccessful, which could negatively impact our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We have processes in place for assessing, identifying and managing material risks from cybersecurity threats. In order to assess and identify material risks from cybersecurity threats, we engage a third-party managed security service provider to conduct ongoing (24x7x365) security information and event management (SIEM) monitoring to collect, aggregate and analyze data from our applications, devices, servers and users in real-time to assist our security team in detecting and blocking cybersecurity attacks. In addition, we conduct periodic security vulnerability scans as well as external and internal penetration testing that simulate attacks on our computer systems to assist with the discovery and remediation of security flaws and vulnerabilities. Management continually reassesses our cybersecurity risk environment based on changing circumstances and new information identified by our monitoring, scanning and testing, as well as third party resources. Our processes for assessing, identifying and managing cybersecurity threats have been integrated into our overall risk management processes. The information provided by these processes facilitates management’s ongoing assessment of our cybersecurity risk environment and provides current and accurate information regarding cybersecurity risks to management, our Audit Committee and Board to allow appropriate management of such risks through remediation or other risk mitigation activities.

We engage various third-party cybersecurity service providers to assist with protection and monitoring of our systems and information, including with respect to protection of our e-mail and system access. These service providers are subject to an initial risk assessment as well as periodic risk assessments in order to evaluate, identify and mitigate risks from cybersecurity threats arising from our use of such service providers.

Although we have taken steps to prevent and mitigate service interruptions and data security threats, the operational and security risks associated with information technology systems have increased in recent years because of the complexity of the systems and the sophistication and increasing volume of cyberattacks. We have been subject to cyberattacks, which have yet to have a material impact on our business or results of operations, but this might not always be the case in the future. For example, as previously reported, in October 2021, we detected a cyberattack that accessed and encrypted files utilized by us in the operation of our business. The incident did not have a material impact on our business, operations or financial results. Nonetheless, certain employee data was at risk during the event. Our business could be materially and adversely affected if our management information and communication systems are materially compromised or disrupted by a failure or security breach, or if we are unable to safely improve, upgrade, integrate or expand our systems as we continue to execute our growth strategy. In addition, there has also been heightened regulatory focus on data protection, and failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

Management is responsible for our day-to-day cybersecurity risk management and the Board’s responsibility is to engage in informed oversight of and provide overall direction with respect to such risk management. As part of its charter, the Audit Committee discusses with management and the independent auditors our adequacy and effectiveness of accounting and financial controls, including our systems to monitor and manage business, information technology and cybersecurity risks. On an annual basis, management prepares and presents to the Audit Committee a risk management summary that identifies risks by operational department (e.g., executive, finance, human resources, information systems, maintenance, operations, sales and marketing, risk management and safety), estimated maximum exposure per occurrence, the risk management option and insured level. The Board, its committees and management continually re-assess our cybersecurity risk environment based on changing circumstances and new information. The Audit Committee regularly discusses with management its enterprise risk management process, including our cybersecurity exposures, the steps management has taken to monitor and control such exposures and guidelines and policies to govern our risk assessment and risk management processes. The Audit Committee periodically reports to the Board regarding significant matters identified with respect to the foregoing, including, among others, our risk assessment and risk management approach to cybersecurity.

Our Executive Vice President and Chief Technology Officer, Randall Baier, is responsible for our day-to-day assessment and management of cybersecurity risks. Mr. Baier also served as our Senior Vice President of Information Systems from December 2019 to August 2023, our Vice President of Information Systems from January 2014 to December 2019 and our Senior Director of Information Systems from April 2011 to January 2014. Mr. Baier advanced through various professional capacities in our information technology area including Developer, System Administrator and Database Administrator from April 1993 to April 2011. We have implemented a number of processes which allow Mr. Baier and his team to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis and regular ongoing communications with service providers regarding potential new attach vectors and vulnerabilities. Mr. Baier shares such information with our management team and reports information about such risks to the Audit Committee.

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

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, personal injury or property damage incurred in the transportation of freight.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 14, 2024, are as follows:

Name	Age	Position
Randolph L. Marten	71	Executive Chairman of the Board and Director

Timothy M. Kohl	76	Chief Executive Officer

Douglas P. Petit	57	President

James J. Hinnendael	60	Executive Vice President and Chief Financial Officer

Adam D. Phillips	46	Executive Vice President and Chief Operating Officer

Randall J. Baier	53	Executive Vice President and Chief Technology Officer

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

Douglas P. Petit has been our President since August 2021. Mr. Petit also served as our Chief Operating Officer from August 2019 to August 2021, our Senior Vice President of Operations from January 2014 to August 2019 and our Vice President of Operations from December 2011 to January 2014. Mr. Petit advanced through various professional capacities in our operations area from June 1992 to December 2011 and from February 1990 to June 1991. From June 1991 to June 1992, Mr. Petit served as a fleet manager for Transport America, Inc.

James J. Hinnendael has been our Executive Vice President since May 2015 and our Chief Financial Officer since January 2006, and served as our Controller from January 1992 to December 2005. Mr. Hinnendael served in various professional capacities with Ernst & Young LLP, a public accounting firm, from January 1987 to December 1991. Mr. Hinnendael is a certified public accountant.

Adam D Phillips has been our Executive Vice President and Chief Operating Officer since December 2023. Mr. Phillips also served as our Chief Operating Officer from March 2023 to December 2023, our President of Western Operations and MRTN de Mexico from August 2019 to March 2023, our Vice President of Regional and Mexico Operations from January 2014 to August 2019, our Senior Director of Regional Operations from April 2010 to January 2014 and our Director of Regional Operations from January 2008 to April 2010. Mr. Phillips served in various operational and management capacities for Knight Transportation Inc. from 2001 to 2008.

Randall J. Baier has been our Executive Vice President and Chief Technology Officer since August 2023. Mr. Baier also served as our Senior Vice President of Information Systems from December 2019 to August 2023, our Vice President of Information Systems from January 2014 to December 2019 and our Senior Director of Information Systems from April 2011 to January 2014. Mr. Baier advanced through various professional capacities in our information technology area including Developer, System Administrator and Database Administrator from April 1993 to April 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 14, 2024, we had 155 record stockholders and approximately 20,096 beneficial stockholders of our common stock.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2023 which totaled $19.5 million. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2023 and December 31, 2022.

Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares, of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2023, the third or fourth quarters of 2022, or in 2021. As of December 31, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2018, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our operating revenue decreased $132.4 million, or 10.5%, in 2023 from 2022. Our operating revenue, net of fuel surcharges, decreased $81.4 million, or 7.7%, compared with 2022. Truckload segment revenue, net of fuel surcharges, decreased 3.9% from 2022, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. Dedicated segment revenue, net of fuel surcharges, decreased 0.6% from 2022, primarily due to a decrease in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 24.5% from 2022, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 19.0% from 2022, primarily due to decreases in both our revenue per load and our number of loads. Fuel surcharge revenue decreased to $159.4 million in 2023 from $210.4 million in 2022.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and subsequent depreciation of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, along with any increases in fleet size. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Intermodal and Brokerage segments, our profitability is impacted by the percentage of revenue which is payable to the providers of the transportation services we arrange. This expense is included within purchased transportation in our consolidated statements of operations.

Our operating income declined 37.1% to $90.1 million in 2023 from $143.3 million in 2022. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.0% in 2023 and 88.7% in 2022. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 90.7% in 2023 from 86.4% in 2022. Our net income declined 36.2% to $70.4 million, or $0.86 per diluted share, in 2023 from $110.4 million, or $1.35 per diluted share, in 2022.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At December 31, 2023, we had $53.2 million of cash and cash equivalents, $757.4 million in stockholders’ equity and no long-term debt outstanding. In 2023, net cash flows provided by operating activities of $164.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $163.9 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $8.6 million, resulting in a $27.4 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $165 million in 2024. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2023 which totaled $19.5 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2023	2022	2021
Truckload Segment:
Revenue (in thousands)	$465,475	$500,462	$396,666
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,377	$4,898	$4,315
Average tractors(1)	1,733	1,611	1,539
Average miles per trip	519	510	516
Total miles (in thousands)	155,929	149,868	147,192

Dedicated Segment:
Revenue (in thousands)	$408,272	$429,092	$329,442
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,936	$3,963	$3,377
Average tractors(1)	1,632	1,631	1,572
Average miles per trip	335	341	322
Total miles (in thousands)	133,163	136,310	128,256

Intermodal Segment:
Revenue (in thousands)	$92,078	$129,765	$102,245
Loads	25,160	31,862	32,987
Average tractors	159	175	143

Brokerage Segment:
Revenue (in thousands)	$165,630	$204,559	$145,291
Loads	91,077	95,615	66,512

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 94, 96 and 93 tractors as of December 31, 2023, 2022 and 2021, respectively.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2023	2022	2023 vs. 2022	2023 vs. 2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$395,565	$411,448	$(15,883)	(3.9)%
Truckload fuel surcharge revenue	69,910	89,014	(19,104)	(21.5)
Total Truckload revenue	465,475	500,462	(34,987)	(7.0)

Dedicated revenue, net of fuel surcharge revenue	334,962	336,973	(2,011)	(0.6)
Dedicated fuel surcharge revenue	73,310	92,119	(18,809)	(20.4)
Total Dedicated revenue	408,272	429,092	(20,820)	(4.9)

Intermodal revenue, net of fuel surcharge revenue	75,887	100,452	(24,565)	(24.5)
Intermodal fuel surcharge revenue	16,191	29,313	(13,122)	(44.8)
Total Intermodal revenue	92,078	129,765	(37,687)	(29.0)

Brokerage revenue	165,630	204,559	(38,929)	(19.0)

Total operating revenue	$1,131,455	$1,263,878	$(132,423)	(10.5)%

Operating income/(loss):
Truckload	$24,835	$59,392	$(34,557)	(58.2)%
Dedicated	48,377	50,566	(2,189)	(4.3)
Intermodal	(156)	10,639	(10,795)	(101.5)
Brokerage	17,054	22,747	(5,693)	(25.0)
Total operating income	$90,110	$143,344	$(53,234)	(37.1)%

Operating ratio:
Truckload	94.7%	88.1%
Dedicated	88.2	88.2
Intermodal	100.2	91.8
Brokerage	89.7	88.9
Consolidated operating ratio	92.0%	88.7%

Operating ratio, net of fuel surcharges:
Truckload	93.7%	85.6%
Dedicated	85.6	85.0
Intermodal	100.2	89.4
Brokerage	89.7	88.9
Consolidated operating ratio, net of fuel surcharges	90.7%	86.4%

Our operating revenue decreased $132.4 million, or 10.5%, to $1.131 billion in 2023 from $1.264 billion in 2022. Our operating revenue, net of fuel surcharges, decreased $81.4 million, or 7.7%, to $972.0 million in 2023 from $1.053 billion in 2022. This decrease in 2023 was due to a $38.9 million decrease in Brokerage revenue, a $24.6 million decrease in Intermodal revenue, net of fuel surcharges, a $15.9 million decrease in Truckload revenue, net of fuel surcharges, and a $2.0 million decrease in Dedicated revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $159.4 million in 2023 from $210.4 million in 2022.

In addition to the factors discussed below, our profitability across each segment in 2023 was impacted by a freight market which has considerably softened from the exceptionally tight conditions during 2022.

Truckload segment revenue decreased $35.0 million, or 7.0%, to $465.5 million in 2023 from $500.5 million in 2022. Truckload segment revenue, net of fuel surcharges, decreased $15.9 million, or 3.9%, to $395.6 million in 2023 from $411.4 million in 2022 primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. The operating ratio increased to 94.7% in 2023 from 88.1% in 2022. Impacting the 2023 operating ratio was a decrease in our average revenue per tractor along with higher company driver compensation, depreciation, maintenance and net fuel costs as a percentage of revenue.

Dedicated segment revenue decreased $20.8 million, or 4.9%, to $408.3 million in 2023 from $429.1 million in 2022. Dedicated segment revenue, net of fuel surcharges, decreased 0.6% primarily due to a decrease in our average revenue per tractor. The operating ratio was 88.2% in each of 2023 and 2022.

Intermodal segment revenue decreased $37.7 million, or 29.0%, to $92.1 million in 2023 from $129.8 million in 2022. Intermodal segment revenue, net of fuel surcharges, decreased 24.5% from 2022 primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in 2023 increased to 100.2% from 91.8% in 2022. Impacting the 2023 operating ratio was a decrease in our revenue per load along with higher net fuel, company driver compensation, depreciation, maintenance, purchased transportation and chassis rental costs as a percentage of revenue.

Brokerage segment revenue decreased $38.9 million, or 19.0%, to $165.6 million in 2023 from $204.6 million in 2022 primarily due to decreases in both our revenue per load and our number of loads. The operating ratio in 2023 of 89.7% was up from 88.9% in 2022. This increase was due to higher costs across most areas of the segment, partially offset by a decrease in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2023 vs. 2022	2023 vs. 2022	2023	2022

Operating revenue	$(132,423)	(10.5)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(11,486)	(2.9)	33.5	30.9
Purchased transportation	(50,458)	(20.2)	17.6	19.8
Fuel and fuel taxes	(38,134)	(17.4)	15.9	17.3
Supplies and maintenance	11,711	21.0	6.0	4.4
Depreciation	5,708	5.1	10.3	8.8
Operating taxes and licenses	290	2.7	1.0	0.9
Insurance and claims	5,501	10.9	5.0	4.0
Communications and utilities	972	10.6	0.9	0.7
Gain on disposition of revenue equipment	(233)	(1.7)	(1.2)	(1.1)
Other	(3,060)	(8.0)	3.1	3.0
Total operating expenses	(79,189)	(7.1)	92.0	88.7
Operating income	(53,234)	(37.1)	8.0	11.3
Other	(2,979)	(360.2)	(0.3)	(0.1)
Income before income taxes	(50,255)	(34.9)	8.3	11.4
Income taxes expense	(10,274)	(30.4)	2.1	2.7
Net income	$(39,981)	(36.2)%	6.2%	8.7%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $11.5 million, or 2.9%, in 2023 from 2022. This decrease resulted primarily from a $9.6 million decrease in bonus compensation expense for our non-driver employees and lower company driver compensation expense of $4.6 million, partially offset by a $4.7 million increase in non-driver compensation expense.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $50.5 million in total, or 20.2%, in 2023 from 2022. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $34.1 million to $136.1 million in 2023 from $170.1 million in 2022, primarily due to decreases in both our cost per load and number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $47.5 million in 2023 from $65.3 million in 2022, primarily due to decreases in both our number of loads and cost per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased $1.3 million in 2023. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $38.1 million, or 17.4%, in 2023 from 2022. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.2 million, or 16.2%, to $37.1 million in 2023 from $31.9 million in 2022. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $16.0 million from $23.8 million in 2022. The United States Department of Energy, or DOE, national average cost of fuel decreased to $4.21 per gallon from $4.99 per gallon in 2022. Despite this price decrease, our net fuel expense increased to 4.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2023 from 3.8% in 2022, primarily due to the record heat in the third quarter of 2023. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense increased $11.7 million, or 21.0%, from 2022 primarily due to higher outside repair, loading/unloading and parts costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $5.7 million, or 5.1%, increase in depreciation in 2023 was primarily due to an increase in our average tractor fleet size during the year, along with higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $5.5 million, or 10.9% increase in insurance and claims in 2023 was primarily due to increases in our self-insured cost of physical damage claims related to our revenue equipment, self-insured workers’ compensation claim costs and insurance premiums, partially offset by a reduction in our self-insured auto liability claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $13.6 million in 2023, up slightly from $13.4 million in 2022 primarily due to an increase in the number of units sold, offset by a decrease in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 37.1% to $90.1 million in 2023 from $143.3 million in 2022 as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 92.0% in 2023 and 88.7% in 2022. The operating ratio for our Truckload segment was 94.7% in 2023 and 88.1% in 2022, for our Dedicated segment was 88.2% in each of 2023 and 2022, for our Intermodal segment was 100.2% in 2023 and 91.8% in 2022, and for our Brokerage segment was 89.7% in 2023 and 88.9% in 2022. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 90.7% in 2023 and 86.4% in 2022.

Other non-operating income increased to $3.8 million from $827,000 in 2022 due to increased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 25.1% in 2023 from 23.5% in 2022 primarily due to increases in per diem and other non-deductible expenses.

As a result of the factors described above, net income declined 36.2% to $70.4 million, or $0.86 per diluted share, in 2023 from $110.4 million, or $1.35 per diluted share, in 2022.

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

Fuel and fuel taxes increased by $87.3 million, or 66.5%, in 2022 from 2021. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.0 million, or 18.5%, to $31.9 million in 2022 from $26.9 million in 2021. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads increased to $23.8 million from $13.3 million in 2021. The DOE national average cost of fuel increased to $4.99 per gallon from $3.29 per gallon in 2021. Despite this increase, our net fuel expense was 3.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in each of 2022 and 2021. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

Our supplies and maintenance expense increased $10.2 million, or 22.5%, from 2021, primarily due to higher outside repair, parts and tire costs, along with increased loading/unloading and tolls costs.

The $8.5 million, or 20.3%, increase in insurance and claims in 2022 was primarily due to increases in our self-insured auto liability claim costs and in the self-insured cost of physical damage claims related to our revenue equipment.

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

Liquidity and Capital Resources

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations and our revolving credit facility. A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties.

The table below reflects our net cash flows provided by operating activities, net cash flows used for investing activities and net cash flows used for financing activities for the years indicated.

(In thousands)	2023	2022	2021
Net cash flows provided by operating activities	$164,378	$219,489	$171,204
Net cash flows used for investing activities	(172,540)	(134,958)	(123,734)
Net cash flows used for financing activities	(19,225)	(60,926)	(56,602)

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares, of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2023, the third or fourth quarters of 2022, or in 2021. As of December 31, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In 2023, net cash flows provided by operating activities of $164.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $163.9 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $8.6 million, resulting in a $27.4 million decrease in cash and cash equivalents. In 2022, net cash flows provided by operating activities of $219.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $120.9 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $19.6 million and to construct and upgrade regional operating facilities in the amount of $11.2 million, resulting in a $23.6 million increase in cash and cash equivalents. In 2021, net cash flows provided by operating activities of $171.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $118.3 million, to pay cash dividends of $54.7 million and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $9.1 million decrease in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $165 million in 2024. This amount includes commitments to purchase $181 million of new revenue equipment in 2024. Additionally, operating lease obligations total $561,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2023 which totaled $19.5 million. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $20.7 million and remaining borrowing availability of $9.3 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at December 31, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2023 and December 31, 2022.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at December 31, 2023.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes. We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material. We believe that the following area involves critical accounting estimates due to the levels of subjectivity and judgment that are necessary to account for its highly uncertain matters, the susceptibility of such matters to change and the potentially material impact these estimates and assumptions could have to our financial condition and operating performance.

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We are responsible for the first $1.0 million on each auto liability claim and for the first $750,000 on each workers’ compensation claim. Additionally, we have $20.7 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated balance sheets were $40.3 million and $39.3 million as of December 31, 2023 and 2022, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in 2023 or 2022. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends and legal interpretations, which are difficult to predict.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2023, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $8.8 million.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 32 of this Report.

February 28, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 13 of the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

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

Minneapolis, Minnesota

February 28, 2024

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$53,213	$80,600
Receivables:
Trade, less allowances of $497 and $500, respectively	105,501	120,702
Other	10,356	7,218
Prepaid expenses and other	27,512	27,320
Total current assets	196,582	235,840
Property and equipment:
Revenue equipment	996,396	915,866
Buildings and land	108,867	102,877
Office equipment and other	57,073	56,089
Less accumulated depreciation	(370,103)	(346,665)
Net property and equipment	792,233	728,167
Other noncurrent assets	1,524	1,672
Total assets	$990,339	$965,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,516	$37,299
Insurance and claims accruals	47,017	45,747
Accrued and other current liabilities	26,709	41,264
Total current liabilities	110,242	124,310
Deferred income taxes	122,462	137,041
Noncurrent operating lease liabilities	249	409
Total liabilities	232,953	261,760
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,312,168 shares at December 31, 2023, and 81,115,132 shares at December 31, 2022, issued and outstanding	813	811
Additional paid-in capital	49,789	47,188
Retained earnings	706,784	655,920
Total stockholders’ equity	757,386	703,919
Total liabilities and stockholders’ equity	$990,339	$965,679

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2023	2022	2021
Operating revenue	$1,131,455	$1,263,878	$973,644
Operating expenses (income):
Salaries, wages and benefits	378,818	390,304	317,962
Purchased transportation	199,334	249,792	193,221
Fuel and fuel taxes	180,437	218,571	131,288
Supplies and maintenance	67,411	55,700	45,459
Depreciation	116,722	111,014	102,562
Operating taxes and licenses	11,053	10,763	10,534
Insurance and claims	56,014	50,513	41,987
Communications and utilities	10,149	9,177	8,350
Gain on disposition of revenue equipment	(13,612)	(13,379)	(16,295)
Other	35,019	38,079	26,887
Total operating expenses	1,041,345	1,120,534	861,955
Operating income	90,110	143,344	111,689
Other	(3,806)	(827)	(43)
Income before income taxes	93,916	144,171	111,732
Income taxes expense	23,543	33,817	26,304
Net income	$70,373	$110,354	$85,428
Basic earnings per common share	$0.87	$1.35	$1.03
Diluted earnings per common share	$0.86	$1.35	$1.02
Dividends declared per common share	$0.24	$0.24	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2020	82,705	$827	$85,070	$534,436	$620,333
Net income	—	—	—	85,428	85,428
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	329	3	873	—	876
Employee taxes paid in exchange for shares withheld	—	—	(2,743)	—	(2,743)
Share-based payment arrangement compensation expense	—	—	2,518	—	2,518
Dividends on common stock	—	—	—	(54,735)	(54,735)
Balance at December 31, 2021	83,034	830	85,718	565,129	651,677
Net income	—	—	—	110,354	110,354
Repurchase and retirement of common stock	(2,270)	(23)	(41,730)	—	(41,753)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	351	4	1,996	—	2,000
Employee taxes paid in exchange for shares withheld	—	—	(1,610)	—	(1,610)
Share-based payment arrangement compensation expense	—	—	2,814	—	2,814
Dividends on common stock	—	—	—	(19,563)	(19,563)
Balance at December 31, 2022	81,115	811	47,188	655,920	703,919
Net income	—	—	—	70,373	70,373
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	197	2	1,208	—	1,210
Employee taxes paid in exchange for shares withheld	—	—	(926)	—	(926)
Share-based payment arrangement compensation expense	—	—	2,319	—	2,319
Dividends on common stock	—	—	—	(19,509)	(19,509)
Balance at December 31, 2023	81,312	$813	$49,789	$706,784	$757,386

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2023	2022	2021
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$70,373	$110,354	$85,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,722	111,014	102,562
Tires in service amortization	7,172	6,604	6,433
Gain on disposition of revenue equipment	(13,612)	(13,379)	(16,295)
Deferred income taxes	(14,579)	11,878	4,065
Share-based payment arrangement compensation expense	2,319	2,814	2,518
Changes in other current operating items:
Receivables	12,751	(23,547)	(16,745)
Prepaid expenses and other	(3,939)	(8,227)	(5,749)
Accounts payable	(3,615)	11,893	(823)
Insurance and claims accruals	1,270	3,733	2,419
Accrued and other current liabilities	(10,484)	6,352	7,391
Net cash provided by operating activities	164,378	219,489	171,204
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(231,943)	(162,556)	(193,892)
Proceeds from revenue equipment dispositions	68,009	41,695	75,596
Buildings and land, office equipment and other additions	(8,614)	(14,067)	(5,402)
Proceeds from buildings and land, office equipment and other dispositions	53	8	1
Other	(45)	(38)	(37)
Net cash used for investing activities	(172,540)	(134,958)	(123,734)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(19,509)	(19,563)	(54,735)
Repurchase and retirement of common stock	-	(41,753)	-
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	1,210	2,000	876
Employee taxes paid in exchange for shares withheld	(926)	(1,610)	(2,743)
Net cash used for financing activities	(19,225)	(60,926)	(56,602)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,387)	23,605	(9,132)
CASH AND CASH EQUIVALENTS:
Beginning of year	80,600	56,995	66,127
End of year	$53,213	$80,600	$56,995
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$(1,612)	$10,470	$(6,187)
Operating lease assets and liabilities acquired	$89	$318	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$36,978	$23,649	$21,719
Interest	$10	$65	$-

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. We operate throughout the United States and into and out of Mexico and Canada.

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

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $497,000 and $500,000 as of December 31, 2023 and 2022, respectively. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

In 2023, we replaced our company-owned tractors within an average of 4.1 years and our trailers within an average of 8.0 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $7.2 million in 2023, $6.6 million in 2022 and $6.4 million in 2021. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We are responsible for the first $1.0 million on each auto liability claim. We are also responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $20.7 million in standby letters of credit to guarantee settlement of claims.

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

We account for revenue of our Intermodal and Brokerage segments and revenue on freight transported by independent contractors within our Truckload and Dedicated segments on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated statements of operations. See Note 14 for more information.

Our largest customer, Walmart, accounted for 19% of our revenue excluding fuel surcharges in 2023 and 19% of our trade receivables as of December 31, 2023, 21% of our revenue in 2022 and 22% of our trade receivables as of December 31, 2022, and 23% of our revenue in 2021. During each of 2023, 2022 and 2021, approximately 99% of our revenue was generated within the United States.

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

Earnings per common share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and performance unit awards had been issued using the treasury stock method.

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 14 for more information.

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

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2023	2022
Parts and tires inventory	$6,286	$5,427
License fees	5,557	6,029
Tires in service	4,984	5,330
Insurance premiums	4,608	4,054
Contract assets	2,106	2,746
Other	3,971	3,734
	$27,512	$27,320

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2023	2022
Accrued expenses	$10,575	$14,426
Vacation	9,612	9,776
Salaries and wages	3,800	14,750
Other	2,722	2,312
	$26,709	$41,264

3. Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2023, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $20.7 million and remaining borrowing availability of $9.3 million. At December 31, 2022, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $16.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at December 31, 2023.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. Waivers allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in each of 2022 and 2021 were obtained from the lender in March 2022 and August 2021, respectively. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2023 and December 31, 2022.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2023:

(a) We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $195,000 in 2023, $477,000 in 2022 and $306,000 in 2021 for tires and related services. In addition, we paid $2.0 million in each of 2023, 2022 and 2021 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any accounts payable to that company as of December 31, 2023. Payables to that company were $29,000 at December 31, 2022.

(b) We paid $8,000 in 2023 and $10,000 in 2022 for building repairs to a company in which one of our directors is the chief executive officer and the principal stockholder. No payments were made to that company for services in 2021. We did not have any accounts payable to that company as of December 31, 2023 or 2022.

5. Income Taxes

The components of the income taxes expense consisted of the following:

(In thousands)	2023	2022	2021
Current:
Federal	$33,416	$18,025	$18,872
State	4,706	3,914	3,367
Total current	38,122	21,939	22,239

Deferred:
Federal	(13,526)	9,795	3,462
State	(1,053)	2,083	603
Total deferred	(14,579)	11,878	4,065
Total expense	$23,543	$33,817	$26,304

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2023	2022	2021
Federal statutory income tax rate	21%	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	3	3	3
Per diem and other non-deductible expenses	2	-	-
Other, net	(1)	(1)	-
Effective tax rate	25%	23%	24%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2023	2022
Deferred tax assets:
Reserves and accrued liabilities	$13,126	$13,244
Other	1,212	1,597
	14,338	14,841
Deferred tax liabilities:
Depreciation	133,634	148,285
Prepaid expenses	3,166	3,597
	136,800	151,882
Net deferred tax liability	$122,462	$137,041

We have not provided a valuation allowance against deferred tax assets at December 31, 2023 or 2022. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $434,000 as of December 31, 2023 and $438,000 as of December 31, 2022. The $4,000 decrease in the amount reserved relates to current period tax positions. If recognized, $343,000 of the unrecognized tax benefits as of December 31, 2023 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $14,000 and $10,000 were recognized in our financial statements as of December 31, 2023 and 2022, respectively. The federal statute of limitations remains open for 2020 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income	$70,373	$110,354	$85,428
Denominator:
Basic earnings per common share - weighted-average shares	81,272	81,692	82,872
Effect of dilutive stock options	141	267	536
Diluted earnings per common share - weighted-average shares and assumed conversions	81,413	81,959	83,408
Basic earnings per common share	$0.87	$1.35	$1.03
Diluted earnings per common share	$0.86	$1.35	$1.02

Options totaling 173,300, 541,500 and 605,550 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2023, 2022 and 2021, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 10) totaling 106,582, 16,632 and 71,734 equivalent shares for 2023, 2022 and 2021, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

7. Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares, of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Exchange Act. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2023, the third or fourth quarters of 2022, or in 2021. As of December 31, 2023, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

8. Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2023 which totaled $19.5 million. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2022 which totaled $19.6 million. We paid cash dividends totaling $54.7 million in 2021 which consisted of a special dividend of $0.50 per share of common stock in October, along with quarterly cash dividends of $0.04 per share of common stock in March, June, October and December.

9. Leases

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

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(In thousands)	2023	2022
Assets:
Other noncurrent assets (a)	$517	$710
Liabilities:
Accrued and other current liabilities	268	301
Noncurrent operating lease liabilities	249	409
Total liabilities	$517	$710

(a)	Operating lease asset balances at December 31, 2023 and 2022.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2024	$296
2025	125
2026	64
2027 thru 2028	76
Total lease payments	561
Adjust to present value	(44)
Total operating lease liabilities	$517

The weighted-average remaining lease term at December 31, 2023 was 33 months and at December 31, 2022 was 39 months. The weighted-average discount rate was 5.1% at December 31, 2023 and 4.4% at December 31, 2022. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2023 and 2022 totaled $89,000 and $318,000, respectively. We paid $332,000 of cash for capitalized operating leases during 2023 and $285,000 during 2022.

Total operating lease expense for 2023 was $6.5 million and for 2022 was $5.7 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $6.2 million and $5.4 million, respectively, of short-term lease expense with an initial term of 12 months or less.

10. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, each of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 2,674,431 shares have been awarded as of December 31, 2023. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, based on our earnings growth and service with us. Options exercised and performance unit award shares issued represent newly issued shares.

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

On August 13, 2020, we effected a three-for-two stock split of our common stock, $0.01 par value, in the form of a 50% stock dividend. In July 2020, our Board of Directors approved an increase to reflect the three-for-two stock split in the number of shares of common stock authorized for issuance under the 2015 plan, along with in the number of shares reserved for issuance under all outstanding options and performance unit awards and shares held within our Deferred Compensation Plan. As a result, the number of shares authorized for issuance under the 2015 Plan, as amended, increased to 3,950,000 shares.

As of December 31, 2023, there were 838,150 shares reserved for issuance under options outstanding and 226,715 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaced our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2023, there were no remaining shares reserved for issuance under options issued within the 2005 Plan. As of the same date, there were also no remaining shares reserved for issuance under performance unit awards issued within the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2023	2022	2021

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	28%	26%	27%
Risk-free interest rate percentage(3)	4.1%	2.9%	1.2%
Expected dividend yield(4)	1.14%	1.13%	0.91%
Fair value as of the date of grant	$6.63	$5.79	$4.29

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

In May 2017, we granted 163,754 performance unit awards under our 2015 Equity Incentive Plan to certain employees. This was our eighth grant of such awards. As of December 31, 2017 and each December 31st thereafter through December 31, 2021, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our net income for the year being measured over the prior year, and a service vesting percentage of ten percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricted the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62. We also granted 65,013 performance unit awards in May 2017 and 3,000 awards in August 2017 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting.

In May 2018, we granted 68,550 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 42,000 performance unit awards in May 2018 and 3,000 awards in August 2018 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. These awards granted in 2018 vested from December 31, 2018 through 2022. We also granted 3,000 performance unit awards in December 2018 with similar terms to the awards granted in August 2018, except that the awards vested from December 31, 2019 through 2023.

In May 2019, we granted 60,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2017. We also granted 45,000 performance unit awards in May 2019 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. These awards granted in 2019 vested from December 31, 2019 through 2023.

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

In May 2023, we granted 114,044 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2023 vest from December 31, 2023 through 2027.

In May 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination was effective in May 2021. All shares of our common stock within the plan were distributed by March 2022.

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

Total share-based compensation expense recorded in 2023 was $2.3 million ($1.7 million net of income tax benefit, $0.02 earnings per basic and diluted share), in 2022 was $2.8 million ($2.2 million net of income tax benefit, $0.03 earnings per basic and diluted share) and in 2021 was $2.5 million ($1.9 million net of income tax benefit, $0.02 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2023, there was a total of $1.8 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 3.0 years, and $3.7 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2027.

Option activity in 2023 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	915,391	$15.84
Granted	39,000	21.44
Exercised	(106,941)	11.30
Forfeited	(9,300)	18.35
Outstanding at December 31, 2023	838,150	$16.65
Exercisable at December 31, 2023	431,850	$15.12

The 838,150 options outstanding as of December 31, 2023 have a weighted-average remaining contractual life of 3.9 years and an aggregate intrinsic value based on our closing stock price on December 29, 2023 for in-the-money options of $3.8 million. The 431,850 options exercisable as of the same date have a weighted-average remaining contractual life of 2.9 years and an aggregate intrinsic value, similarly calculated, of $2.6 million.

The fair value of options granted in 2023, 2022 and 2021 was $258,000, $819,000 and $1.8 million, respectively, for service-based options. The total intrinsic value of options exercised in 2023, 2022 and 2021 was $1.1 million, $2.0 million and $789,000, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2023, 2022 and 2021 were $2.4 million, $4.0 million and $1.7 million, respectively.

Nonvested service-based option awards as of December 31, 2023 and changes during 2023 were as follows:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2022	544,150	$4.62	5.5
Granted	39,000	6.63	6.6
Vested	(167,550)	4.44	3.9
Forfeited	(9,300)	5.01	5.2
Nonvested at December 31, 2023	406,300	$4.88	5.0

The total fair value of options which vested during 2023, 2022 and 2021 was $744,000, $691,000 and $411,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2023:

	Shares		Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	121,867		$17.83
Granted	114,044		20.49
Vested	(47,511	)(1)	17.56
Nonvested at December 31, 2023	188,400		$19.51

(1)

This number of performance unit award shares vested based on our financial performance in 2023 and will be distributed in March 2024. The fair value of unit award shares that vested in 2023 was $834,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2023 was $22,500 for participants less than age 50 and $30,000 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2023, 2022 or 2021. Total expense recorded for the plan was $3.9 million in 2023, $4.0 million in 2022 and $3.0 million in 2021.

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

Under the terms of the plan, each participant was eligible to defer portions of their base pay, annual bonus or receipt of common stock otherwise payable under a vested performance unit award. Each participant could have elected a fixed distribution date for the participant’s deferral account, other than certain required performance unit award deferrals credited to the discretionary account, which were to be distributed after the later of the date of the participant’s termination of employment or the date the participant attains age 62. Upon termination of a participant’s employment with us, the plan required a lump-sum distribution of the deferral account, excluding the required performance unit award deferrals, unless the participant had elected an installment distribution. Upon a participant’s death, the plan provided that a participant’s distributions accelerate and be paid in a lump sum to the participant’s beneficiary. We had the ability to terminate the plan and accelerate distributions to participants, but only to the extent and at the times permitted under Section 409A of the Internal Revenue Code of 1986, as amended. We had the ability to terminate the plan and accelerate distributions upon a change in control, which was not a payment event under the plan. In conjunction with the approval of the plan, our Board of Directors also adopted an amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan to allow for deferral of receipt of income from a performance unit award under the plan. Such deferral is also provided for within the Marten Transport, Ltd. 2015 Equity Incentive Plan.

In May 2020, our Compensation Committee and Board of Directors approved the termination of our deferred compensation plan. The termination was effective in May 2021. All shares of our common stock within the plan were distributed by March 2022.

12. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

13. Commitments and Contingencies

We are committed to new revenue equipment purchases of $181 million in 2024. Operating lease obligation expenditures through 2028 total $561,000.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review, and reserve currently for the estimated cost of the uninsured portion of pending claims.

We are also involved in other legal actions that arise in the ordinary course of business. A number of trucking companies, including us, have been subject to lawsuits alleging violations of various federal and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of all litigation is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements, however, any future liability claims or adverse developments in existing claims could impact this analysis.

14. Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our five current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our five distinct business platforms – Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheets were $2.1 million and $2.7 million as of December 31, 2023 and December 31, 2022, respectively. We had no impairment losses on contract assets in 2023 or 2022. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

The following table sets forth for the years indicated our operating revenue and operating income by segment. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

(Dollars in thousands)	2023	2022	2021
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$395,565	$411,448	$346,289
Truckload fuel surcharge revenue	69,910	89,014	50,377
Total Truckload revenue	465,475	500,462	396,666

Dedicated revenue, net of fuel surcharge revenue	334,962	336,973	276,883
Dedicated fuel surcharge revenue	73,310	92,119	52,559
Total Dedicated revenue	408,272	429,092	329,442

Intermodal revenue, net of fuel surcharge revenue	75,887	100,452	87,468
Intermodal fuel surcharge revenue	16,191	29,313	14,777
Total Intermodal revenue	92,078	129,765	102,245

Brokerage revenue	165,630	204,559	145,291

Total operating revenue	$1,131,455	$1,263,878	$973,644

Operating income/(loss):
Truckload	$24,835	$59,392	$51,032
Dedicated	48,377	50,566	36,395
Intermodal	(156)	10,639	9,479
Brokerage	17,054	22,747	14,783
Total operating income	$90,110	$143,344	$111,689

Truckload segment depreciation expense was $61.6 million, $56.4 million and $52.1 million, Dedicated segment depreciation expense was $46.2 million, $45.6 million and $43.0 million, Intermodal segment depreciation expense was $7.1 million, $7.5 million and $6.3 million, and Brokerage segment depreciation expense was $1.9 million, $1.5 million and $1.2 million, in 2023, 2022 and 2021, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2024 Proxy Statement is incorporated in this Report by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.	Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.	Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2024 Proxy Statement is incorporated in this Report by reference.

E.	Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2024 Proxy Statement is incorporated in this Report by reference.

F.	Code of Ethics for Senior Financial Management.

Our Code of Ethics for Senior Financial Management applies to each of our executive officers, including our principal executive officer and principal financial officer, along with our Senior Vice President of Finance and Controller, and meets the requirements of the SEC. We have posted our Code of Ethics for Senior Financial Management on our website at www.marten.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2024 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2024 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2024 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2024 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any stockholder as of March 8, 2024. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003	Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Amended and Restated Bylaws effective August 15, 2023	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 21, 2023.

4.1	Specimen form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003	See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005	See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015	See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018	See Exhibit 3.4 above.

4.6	Amended and Restated Bylaws effective August 15, 2023	See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock	Filed with this Report.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item	Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

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

Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2022.

10.29	Credit Agreement, dated as of August 16, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2022.

10.30	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2023.

23.1	Consent of Grant Thornton LLP	Filed with this Report.

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

Filed with this Report.

Item No.	Item	Filing Method

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

97.1	Marten Transport, Ltd. Clawback Policy	Filed with this Report.

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 28, 2024, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2024	MARTEN TRANSPORT, LTD.

By /s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Randolph L. Marten	Executive Chairman of the Board and Director
Randolph L. Marten

/s/ James J. Hinnendael	Executive Vice President and Chief Financial
James J. Hinnendael	Officer (Principal Financial and Accounting Officer)

/s/ Larry B. Hagness	Director
Larry B. Hagness

/s/ Thomas J. Winkel	Director
Thomas J. Winkel

/s/ Jerry M. Bauer	Director
Jerry M. Bauer

/s/ Robert L. Demorest	Director
Robert L. Demorest

/s/ Ronald R. Booth	Director
Ronald R. Booth

/s/ Kathleen P. Iverson	Director
Kathleen P. Iverson

/s/ Patricia L. Jones	Director
Patricia L. Jones

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2023	$45,747	$71,230	$(69,960)	(1)	$47,017
Year ended December 31, 2022	42,014	67,790	(64,057)	(1)	45,747
Year ended December 31, 2021	39,595	55,342	(52,923)	(1)	42,014

Allowance for doubtful accounts:
Year ended December 31, 2023	500	-	(3)	(2)	497
Year ended December 31, 2022	348	350	(198)	(2)	500
Year ended December 31, 2021	348	-	-	(2)	348

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.