Form 10-Q
period 2024-03-31
MARTEN TRANSPORT LTD
filed 2024-05-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,362,709 as of April 26, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,730	$53,213
Receivables:
Trade, net	105,247	105,501
Other	10,380	10,356
Prepaid expenses and other	24,665	27,512
Total current assets	214,022	196,582

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,155,649	1,162,336
Accumulated depreciation	(378,151)	(370,103)
Net property and equipment	777,498	792,233
Other noncurrent assets	1,499	1,524
Total assets	$993,019	$990,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,728	$36,516
Insurance and claims accruals	44,297	47,017
Accrued and other current liabilities	29,417	26,709
Total current liabilities	111,442	110,242
Deferred income taxes	118,946	122,462
Noncurrent operating lease liabilities	202	249
Total liabilities	230,590	232,953

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,362,709 shares at March 31, 2024, and 81,312,168 shares at December 31, 2023, issued and outstanding	814	813
Additional paid-in capital	50,066	49,789
Retained earnings	711,549	706,784
Total stockholders’ equity	762,429	757,386
Total liabilities and stockholders’ equity	$993,019	$990,339

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2024	2023

Operating revenue	$249,672	$298,023

Operating expenses (income):
Salaries, wages and benefits	88,762	98,516
Purchased transportation	41,814	54,103
Fuel and fuel taxes	39,561	46,796
Supplies and maintenance	16,070	15,987
Depreciation	28,527	29,530
Operating taxes and licenses	2,575	2,768
Insurance and claims	11,657	15,070
Communications and utilities	2,371	2,531
Gain on disposition of revenue equipment	(1,171)	(5,246)
Other	7,256	8,958

Total operating expenses	237,422	269,013

Operating income	12,250	29,010

Other	(796)	(844)

Income before income taxes	13,046	29,854

Income taxes expense	3,400	7,352

Net income	$9,646	$22,502

Basic earnings per common share	$0.12	$0.28

Diluted earnings per common share	$0.12	$0.28

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	81,115	$811	$47,188	$655,920	$703,919
Net income	-	-	-	22,502	22,502
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	119	1	535	-	536
Employee taxes paid in exchange for shares withheld	-	-	(926)	-	(926)
Share-based payment arrangement compensation expense	-	-	354	-	354
Dividends on common stock	-	-	-	(4,874)	(4,874)
Balance at March 31, 2023	81,234	812	47,151	673,548	721,511
Net income	-	-	-	47,871	47,871
Issuance of common stock from share-based payment arrangement exercises	78	1	673	-	674
Share-based payment arrangement compensation expense	-	-	1,965	-	1,965
Dividends on common stock	-	-	-	(14,635)	(14,635)
Balance at December 31, 2023	81,312	813	49,789	706,784	757,386
Net income	-	-	-	9,646	9,646
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	51	1	306	-	307
Employee taxes paid in exchange for shares withheld	-	-	(382)	-	(382)
Share-based payment arrangement compensation expense	-	-	353	-	353
Dividends on common stock	-	-	-	(4,881)	(4,881)
Balance at March 31, 2024	81,363	$814	$50,066	$711,549	$762,429

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2024	2023
Cash flows provided by operating activities:
Operations:
Net income	$9,646	$22,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,527	29,530
Tires in service amortization	1,763	1,765
Gain on disposition of revenue equipment	(1,171)	(5,246)
Deferred income taxes	(3,516)	784
Share-based payment arrangement compensation expense	353	354
Changes in other current operating items:
Receivables	6,025	9,135
Prepaid expenses and other	1,810	2,232
Accounts payable	2,197	(6,691)
Insurance and claims accruals	(2,720)	3,220
Accrued and other current liabilities	2,808	(8,353)
Net cash provided by operating activities	45,722	49,232

Cash flows used for investing activities:
Revenue equipment additions	(28,443)	(42,358)
Proceeds from revenue equipment dispositions	10,075	16,218
Buildings and land, office equipment and other additions	(1,840)	(2,106)
Proceeds from buildings and land, office equipment and other dispositions	8	11
Other	(49)	(45)
Net cash used for investing activities	(20,249)	(28,280)

Cash flows used for financing activities:
Dividends on common stock	(4,881)	(4,874)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	307	536
Employee taxes paid in exchange for shares withheld	(382)	(926)
Net cash used for financing activities	(4,956)	(5,264)

Net change in cash and cash equivalents	20,517	15,688

Cash and cash equivalents:
Beginning of period	53,213	80,600
End of period	$73,730	$96,288

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(6,780)	$2,561

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$22

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2023 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2024	2023
Numerator:
Net income	$9,646	$22,502
Denominator:
Basic earnings per common share - weighted-average shares	81,350	81,210
Effect of dilutive stock options	87	166
Diluted earnings per common share - weighted-average shares and assumed conversions	81,437	81,376

Basic earnings per common share	$0.12	$0.28
Diluted earnings per common share	$0.12	$0.28

Options totaling 524,900 and 122,000 equivalent shares for the three-month periods ended March 31, 2024 and 2023, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 82,788 and 49,560 equivalent shares for the three-month periods ended March 31, 2024 and 2023, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $20.7 million and remaining borrowing availability of $9.3 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at March 31, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2024 and December 31, 2023.

(4) Related Party Transactions

We purchase tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $2,000 in the first three months of 2024 and $89,000 in the first three months of 2023 for tires and related services. In addition, we paid $438,000 in the first three months of 2024 and $436,000 in the first three months of 2023 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first quarter of 2024, in 2023, or in the third or fourth quarters of 2022. As of March 31, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2024 and 2023 which totaled $4.9 million in each quarter.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2024, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in the first three months of 2024 and 2023 was $353,000 and $354,000, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $185.3 million and construction obligations of $1.6 million for the remainder of 2024. Operating lease obligation expenditures through 2028 total $485,000.

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

(10) Revenue and Business Segments

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.9 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively. We had no impairment losses on contract assets in the first three months of 2024 or in 2023. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2024	2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$95,022	$102,320
Truckload fuel surcharge revenue	16,529	18,306
Total Truckload revenue	111,551	120,626

Dedicated revenue, net of fuel surcharge revenue	71,738	86,831
Dedicated fuel surcharge revenue	14,722	19,618
Total Dedicated revenue	86,460	106,449

Intermodal revenue, net of fuel surcharge revenue	13,281	23,401
Intermodal fuel surcharge revenue	2,691	5,188
Total Intermodal revenue	15,972	28,589

Brokerage revenue	35,689	42,359
Total operating revenue	$249,672	$298,023

Operating income/(loss):
Truckload	$489	$10,041
Dedicated	9,258	13,684
Intermodal	(194)	787
Brokerage	2,697	4,498
Total operating income	$12,250	$29,010

Truckload segment depreciation expense was $16.1 million and $15.3 million, Dedicated segment depreciation expense was $10.3 million and $11.8 million, Intermodal segment depreciation expense was $1.6 million and $1.9 million, and Brokerage segment depreciation expense was $521,000 and $449,000 in the three-month periods ended March 31, 2024 and 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2023. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $48.4 million, or 16.2%, in the first three months of 2024 from the first three months of 2023. Our operating revenue, net of fuel surcharges, decreased $39.2 million, or 15.4%, compared with the first three months of 2023. Truckload segment revenue, net of fuel surcharges, decreased 7.1% from the first three months of 2023, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. Dedicated segment revenue, net of fuel surcharges, decreased 17.4% from the first three months of 2023, primarily due to decreases in both our average fleet size and our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 43.2% from the first three months of 2023, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 15.7% from the first three months of 2023, primarily due to a decrease in our revenue per load. Fuel surcharge revenue decreased to $33.9 million in the first three months of 2024 from $43.1 million in the first three months of 2023.

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

Our operating income declined 57.8% to $12.3 million in the first three months of 2024 from $29.0 million in the first three months of 2023. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.1% in the first three months of 2024 and 90.3% in the first three months of 2023. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 94.3% in the first three months of 2024 from 88.6% in the first three months of 2023. Our net income declined 57.1% to $9.6 million, or $0.12 per diluted share, in the first three months of 2024 from $22.5 million, or $0.28 per diluted share, in the first three months of 2023.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At March 31, 2024, we had $73.7 million of cash and cash equivalents, $762.4 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2024, net cash flows provided by operating activities of $45.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $18.4 million, to pay cash dividends of $4.9 million and to construct and upgrade regional operating facilities in the amount of $1.6 million, resulting in a $20.5 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $135 million for the remainder of 2024. Quarterly cash dividends of $0.06 per share of common stock were paid in the first three months of 2024 which totaled $4.9 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2024	2023
Truckload Segment:
Revenue (in thousands)	$111,551	$120,626
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,996	$4,571
Average tractors(1)	1,830	1,741
Average miles per trip	537	510
Total miles (in thousands)	39,703	38,237

Dedicated Segment:
Revenue (in thousands)	$86,460	$106,449
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,781	$3,960
Average tractors(1)	1,459	1,705
Average miles per trip	329	333
Total miles (in thousands)	29,080	34,076

Intermodal Segment:
Revenue (in thousands)	$15,972	$28,589
Loads	4,589	7,277
Average tractors	126	180

Brokerage Segment:
Revenue (in thousands)	$35,689	$42,359
Loads	20,061	20,688

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 96 and 95 tractors as of March 31, 2024 and 2023, respectively.

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$95,022	$102,320	$(7,298)	(7.1)%
Truckload fuel surcharge revenue	16,529	18,306	(1,777)	(9.7)
Total Truckload revenue	111,551	120,626	(9,075)	(7.5)

Dedicated revenue, net of fuel surcharge revenue	71,738	86,831	(15,093)	(17.4)
Dedicated fuel surcharge revenue	14,722	19,618	(4,896)	(25.0)
Total Dedicated revenue	86,460	106,449	(19,989)	(18.8)

Intermodal revenue, net of fuel surcharge revenue	13,281	23,401	(10,120)	(43.2)
Intermodal fuel surcharge revenue	2,691	5,188	(2,497)	(48.1)
Total Intermodal revenue	15,972	28,589	(12,617)	(44.1)

Brokerage revenue	35,689	42,359	(6,670)	(15.7)

Total operating revenue	$249,672	$298,023	$(48,351)	(16.2)%

Operating income/(loss):
Truckload	$489	$10,041	$(9,552)	(95.1)%
Dedicated	9,258	13,684	(4,426)	(32.3)
Intermodal	(194)	787	(981)	(124.7)
Brokerage	2,697	4,498	(1,801)	(40.0)
Total operating income	$12,250	$29,010	$(16,760)	(57.8)%

Operating ratio:
Truckload	99.6%	91.7%
Dedicated	89.3	87.1
Intermodal	101.2	97.2
Brokerage	92.4	89.4
Consolidated operating ratio	95.1%	90.3%

Operating ratio, net of fuel surcharges:
Truckload	99.5%	90.2%
Dedicated	87.1	84.2
Intermodal	101.5	96.6
Brokerage	92.4	89.4
Consolidated operating ratio, net of fuel surcharges	94.3%	88.6%

Our operating revenue decreased $48.4 million, or 16.2%, to $249.7 million in the 2024 period from $298.0 million in the 2023 period. Our operating revenue, net of fuel surcharges, decreased $39.2 million, or 15.4%, to $215.7 million in the 2024 period from $254.9 million in the 2023 period. This decrease in the 2024 period was due to a $15.1 million decrease in Dedicated revenue, net of fuel surcharges, a $10.1 million decrease in Intermodal revenue, net of fuel surcharges, a $7.3 million decrease in Truckload revenue, net of fuel surcharges, and a $6.7 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $33.9 million in the 2024 period from $43.1 million in the 2023 period.

In addition to the factors discussed below, our profitability across each segment in the 2024 period was impacted by a freight market which has considerably softened from the conditions during the 2023 period.

Truckload segment revenue decreased $9.1 million, or 7.5%, to $111.6 million in the 2024 period from $120.6 million in the 2023 period. Truckload segment revenue, net of fuel surcharges, decreased $7.3 million, or 7.1%, to $95.0 million in the 2024 period from $102.3 million in the 2023 period, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. The operating ratio increased to 99.6% in the 2024 period from 91.7% in the 2023 period. Impacting the 2024 period operating ratio was a decrease in our average revenue per tractor along with higher company driver compensation, depreciation, maintenance, net fuel costs and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Dedicated segment revenue decreased $20.0 million, or 18.8%, to $86.5 million in the 2024 period from $106.4 million in the 2023 period. Dedicated segment revenue, net of fuel surcharges, decreased 17.4%, primarily due to decreases in both our average fleet size and our average revenue per tractor. The operating ratio increased to 89.3% in the 2024 period from 87.1% in the 2023 period. Impacting the 2024 period operating ratio was a decrease in our average revenue per tractor along with higher depreciation costs and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Intermodal segment revenue decreased $12.6 million, or 44.1%, to $16.0 million in the 2024 period from $28.6 million in the 2023 period. Intermodal segment revenue, net of fuel surcharges, decreased 43.2% from the 2023 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2024 period increased to 101.2% from 97.2% in the 2023 period. Impacting the 2024 period operating ratio was a decrease in our revenue per load along with higher depreciation and maintenance costs, as a percentage of revenue.

Brokerage segment revenue decreased $6.7 million, or 15.7%, to $35.7 million in the 2024 period from $42.4 million in the 2023 period, primarily due to a decrease in our revenue per load. The operating ratio in the 2024 period of 92.4% was up from 89.4% in the 2023 period. This increase was primarily due to an increase in amounts payable to carriers for transportation services which we arranged, along with higher salaries and wages, as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2024 vs. 2023	2024 vs. 2023	2024	2023

Operating revenue	$(48,351)	(16.2)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(9,754)	(9.9)	35.6	33.1
Purchased transportation	(12,289)	(22.7)	16.7	18.2
Fuel and fuel taxes	(7,235)	(15.5)	15.8	15.7
Supplies and maintenance	83	0.5	6.4	5.4
Depreciation	(1,003)	(3.4)	11.4	9.9
Operating taxes and licenses	(193)	(7.0)	1.0	0.9
Insurance and claims	(3,413)	(22.6)	4.7	5.1
Communications and utilities	(160)	(6.3)	0.9	0.8
Gain on disposition of revenue equipment	4,075	77.7	(0.5)	(1.8)
Other	(1,702)	(19.0)	2.9	3.0
Total operating expenses	(31,591)	(11.7)	95.1	90.3
Operating income	(16,760)	(57.8)	4.9	9.7
Other	48	5.7	(0.3)	(0.3)
Income before income taxes	(16,808)	(56.3)	5.2	10.0
Income taxes expense	(3,952)	(53.8)	1.4	2.5
Net income	$(12,856)	(57.1)%	3.9%	7.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $9.8 million, or 9.9%, in the 2024 period from the 2023 period. This decrease resulted primarily from lower company driver compensation expense of $6.6 million, a $1.9 million decrease in employees’ health insurance expense due to lower self-insured medical claims and a $763,000 decrease in non-driver compensation expense.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $12.3 million in total, or 22.7%, in the 2024 period from the 2023 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $5.0 million to $29.8 million in the 2024 period from $34.9 million in the 2023 period, primarily due to decreases in both our cost per load and number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $8.1 million in the 2024 period from $15.3 million in the 2023 period, primarily due to decreases in both our number of loads and cost per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $68,000 in the 2024 period. We expect our purchased transportation expense to increase as we grow our Intermodal and Brokerage segments.

Fuel and fuel taxes decreased by $7.2 million, or 15.5%, in the 2024 period from the 2023 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $380,000, or 4.3%, to $8.4 million in the 2024 period from $8.8 million in the 2023 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.8 million from $5.1 million in the 2023 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.96 per gallon from $4.41 per gallon in the 2023 period. Despite this price decrease, our net fuel expense increased to 4.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2024 period from 4.1% in the 2023 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $1.0 million, or 3.4%, decrease in depreciation in the 2024 period was primarily due to a decrease in our average tractor fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.4 million, or 22.6%, decrease in insurance and claims in the 2024 period was primarily due to decreases in our self-insured auto liability claim costs and in our self-insured cost of physical damage claims related to our revenue equipment, partially offset by higher insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $1.2 million in the 2024 period, down from $5.2 million in the 2023 period primarily due to decreases in both the average gain for our tractor and trailer sales and in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 57.8% to $12.3 million in the 2024 period from $29.0 million in the 2023 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.1% in the 2024 period and 90.3% in the 2023 period. The operating ratio for our Truckload segment was 99.6% in the 2024 period and 91.7% in the 2023 period, for our Dedicated segment was 89.3% in the 2024 period and 87.1% in the 2023 period, for our Intermodal segment was 101.2% in the 2024 period and 97.2% in the 2023 period, and for our Brokerage segment was 92.4% in the 2024 period and 89.4% in the 2023 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 94.3% in the 2024 period and 88.6% in the 2023 period.

Our effective income tax rate increased to 26.1% in the 2024 period from 24.6% in the 2023 period.

As a result of the factors described above, net income declined 57.1% to $9.6 million, or $0.12 per diluted share, in the 2024 period from $22.5 million, or $0.28 per diluted share, in the 2023 period.

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

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash flows provided by operating activities	$45,722	$49,232
Net cash flows used for investing activities	(20,249)	(28,280)
Net cash flows used for financing activities	(4,956)	(5,264)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first quarter of 2024, in 2023, or in the third or fourth quarters of 2022. As of March 31, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first three months of 2024, net cash flows provided by operating activities of $45.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $18.4 million, to pay cash dividends of $4.9 million and to construct and upgrade regional operating facilities in the amount of $1.6 million, resulting in a $20.5 million increase in cash and cash equivalents. In the first three months of 2023, net cash flows provided by operating activities of $49.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $26.1 million, to pay cash dividends of $4.9 million and to construct and upgrade regional operating facilities in the amount of $2.1 million, resulting in a $15.7 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $135 million for the remainder of 2024. This amount includes commitments to purchase $185.3 million of new revenue equipment, prior to considering proceeds from dispositions, and construction obligations of $1.6 million. Additionally, operating lease obligations total $485,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2024 and 2023 which totaled $4.9 million in each quarter. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $20.7 million and remaining borrowing availability of $9.3 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.5% at March 31, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2024 and December 31, 2023.

Other than our obligations for revenue equipment and construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at March 31, 2024.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

There have been no material changes in the critical accounting estimates disclosed by us under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.9 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on May 9, 2024, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 9, 2024	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)