Form 10-Q
period 2024-09-30
MARTEN TRANSPORT LTD
filed 2024-11-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,447,838 as of October 23, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,990	$53,213
Receivables:
Trade, net	93,539	105,501
Other	6,893	10,356
Prepaid expenses and other	26,853	27,512
Total current assets	170,275	196,582

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,192,736	1,162,336
Accumulated depreciation	(364,712)	(370,103)
Net property and equipment	828,024	792,233
Other noncurrent assets	1,705	1,524
Total assets	$1,000,004	$990,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,282	$36,516
Insurance and claims accruals	42,946	47,017
Accrued and other current liabilities	26,521	26,709
Total current liabilities	116,749	110,242
Deferred income taxes	116,443	122,462
Noncurrent operating lease liabilities	351	249
Total liabilities	233,543	232,953

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,447,838 shares at September 30, 2024, and 81,312,168 shares at December 31, 2023, issued and outstanding	814	813
Additional paid-in capital	52,225	49,789
Retained earnings	713,422	706,784
Total stockholders’ equity	766,461	757,386
Total liabilities and stockholders’ equity	$1,000,004	$990,339

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2024	2023	2024	2023

Operating revenue	$237,366	$279,538	$733,276	$863,233

Operating expenses (income):
Salaries, wages and benefits	83,442	92,620	258,723	287,468
Purchased transportation	44,862	49,673	129,911	152,075
Fuel and fuel taxes	35,781	48,695	114,151	137,706
Supplies and maintenance	16,464	17,896	49,006	51,291
Depreciation	27,392	29,017	84,125	87,974
Operating taxes and licenses	2,505	2,821	7,619	8,345
Insurance and claims	13,759	13,254	37,975	40,805
Communications and utilities	2,166	2,584	6,834	7,625
Gain on disposition of revenue equipment	(881)	(3,014)	(4,584)	(11,810)
Other	7,607	8,762	23,023	27,301

Total operating expenses	233,097	262,308	706,783	788,780

Operating income	4,269	17,230	26,493	74,453

Other	(922)	(1,017)	(2,732)	(2,938)

Income before income taxes	5,191	18,247	29,225	77,391

Income taxes expense	1,437	4,649	7,936	19,417

Net income	$3,754	$13,598	$21,289	$57,974

Basic earnings per common share	$0.05	$0.17	$0.26	$0.71

Diluted earnings per common share	$0.05	$0.17	$0.26	$0.71

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	81,312	$813	$49,789	$706,784	$757,386
Net income	-	-	-	9,646	9,646
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	51	1	306	-	307
Employee taxes paid in exchange for shares withheld	-	-	(382)	-	(382)
Share-based payment arrangement compensation expense	-	-	353	-	353
Dividends on common stock	-	-	-	(4,881)	(4,881)
Balance at March 31, 2024	81,363	814	50,066	711,549	762,429
Net income	-	-	-	7,889	7,889
Issuance of common stock from share-based payment arrangement exercises	52	-	308	-	308
Share-based payment arrangement compensation expense	-	-	1,011	-	1,011
Dividends on common stock	-	-	-	(4,884)	(4,884)
Balance at June 30, 2024	81,415	814	51,385	714,554	766,753
Net income	-	-	-	3,754	3,754
Issuance of common stock from share-based payment arrangement exercises	33	-	421	-	421
Share-based payment arrangement compensation expense	-	-	419	-	419
Dividends on common stock	-	-	-	(4,886)	(4,886)
Balance at September 30, 2024	81,448	$814	$52,225	$713,422	$766,461

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2024	2023
Cash flows provided by operating activities:
Operations:
Net income	$21,289	$57,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,125	87,974
Tires in service amortization	5,247	5,415
Gain on disposition of revenue equipment	(4,584)	(11,810)
Deferred income taxes	(6,019)	(11,154)
Share-based payment arrangement compensation expense	1,783	1,860
Changes in other current operating items:
Receivables	16,623	5,487
Prepaid expenses and other	(3,116)	(2,402)
Accounts payable	(158)	1,239
Insurance and claims accruals	(4,071)	535
Accrued and other current liabilities	(98)	(8,785)
Net cash provided by operating activities	111,021	126,333

Cash flows used for investing activities:
Revenue equipment additions	(170,026)	(167,985)
Proceeds from revenue equipment dispositions	67,684	51,125
Buildings and land, office equipment and other additions	(4,864)	(7,586)
Proceeds from buildings and land, office equipment and other dispositions	8	21
Other	(49)	(45)
Net cash used for investing activities	(107,247)	(124,470)

Cash flows used for financing activities:
Dividends on common stock	(14,651)	(14,630)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	1,036	1,160
Employee taxes paid in exchange for shares withheld	(382)	(926)
Net cash used for financing activities	(13,997)	(14,396)

Net change in cash and cash equivalents	(10,223)	(12,533)

Cash and cash equivalents:
Beginning of period	53,213	80,600
End of period	$42,990	$68,067

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$9,726	$(2,542)
Operating lease assets and liabilities acquired	$253	$89

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$8,673	$19,360
Interest	$-	$10

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$3,754	$13,598	$21,289	$57,974
Denominator:
Basic earnings per common share - weighted-average shares	81,437	81,306	81,389	81,260
Effect of dilutive stock options	55	148	71	154
Diluted earnings per common share - weighted-average shares and assumed conversions	81,492	81,454	81,460	81,414

Basic earnings per common share	$0.05	$0.17	$0.26	$0.71
Diluted earnings per common share	$0.05	$0.17	$0.26	$0.71

Options totaling 522,300 and 518,200 equivalent shares for the three-month and nine-month periods ended September 30, 2024, respectively, and 157,000 equivalent shares for each of the three-month and nine-month periods ended September 30, 2023, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 141,320 equivalent shares for each of the three-month and nine-month periods ended September 30, 2024, and 106,582 equivalent shares for each of the three-month and nine-month periods ended September 30, 2023, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $23.1 million and remaining borrowing availability of $6.9 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.0% at September 30, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2024 and December 31, 2023.

(4) Related Party Transactions

We purchase tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $22,000 in the first nine months of 2024 and $194,000 in the first nine months of 2023 for tires and related services. In addition, we paid $1.7 million in the first nine months of 2024 and $1.6 million in the first nine months of 2023 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $8,000 in the first nine months of 2024 for building repairs and had no transactions with that company in the first nine months of 2023. Larry B. Hagness, one of our directors, is the chief executive officer and the principal stockholder of Durand Builders Service, Inc.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first nine months of 2024, in 2023, or in the third or fourth quarters of 2022. As of September 30, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced that our Board of Directors approved a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2024 and 2023 which totaled $14.7 million and $14.6 million, respectively.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2024, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in each of the first nine months of 2024 and 2023 was $1.8 million and $1.9 million, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $36.2 million for the remainder of 2024. Commitments for new revenue equipment purchases in 2025 total $73.6 million. Operating lease obligation expenditures through 2028 total $705,000.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.4 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively. We had no impairment losses on contract assets in the first nine months of 2024 or in 2023. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$93,278	$96,516	$284,346	$300,104
Truckload fuel surcharge revenue	15,146	17,711	48,152	51,887
Total Truckload revenue	108,424	114,227	332,498	351,991

Dedicated revenue, net of fuel surcharge revenue	62,898	82,963	202,080	257,231
Dedicated fuel surcharge revenue	12,123	18,834	40,667	56,000
Total Dedicated revenue	75,021	101,797	242,747	313,231

Intermodal revenue, net of fuel surcharge revenue	12,289	18,122	38,230	60,277
Intermodal fuel surcharge revenue	2,220	3,925	7,315	12,724
Total Intermodal revenue	14,509	22,047	45,545	73,001

Brokerage revenue	39,412	41,467	112,486	125,010
Total operating revenue	$237,366	$279,538	$733,276	$863,233

Operating income/(loss):
Truckload	$(142)	$2,738	$1,462	$22,348
Dedicated	3,056	11,286	18,964	39,143
Intermodal	(1,542)	(1,074)	(2,420)	(452)
Brokerage	2,897	4,280	8,487	13,414
Total operating income	$4,269	$17,230	$26,493	$74,453

Truckload segment depreciation expense was $15.8 million and $15.3 million, Dedicated segment depreciation expense was $9.5 million and $11.5 million, Intermodal segment depreciation expense was $1.5 million and $1.7 million, and Brokerage segment depreciation expense was $527,000 and $462,000 in the three-month periods ended September 30, 2024 and 2023, respectively.

Truckload segment depreciation expense was $48.1 million and $45.9 million, Dedicated segment depreciation expense was $29.8 million and $35.2 million, Intermodal segment depreciation expense was $4.6 million and $5.5 million, and Brokerage segment depreciation expense was $1.6 million and $1.4 million in the nine-month periods ended September 30, 2024 and 2023, respectively.

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

Our operating revenue decreased $130.0 million, or 15.1%, in the first nine months of 2024 from the first nine months of 2023. Our operating revenue, net of fuel surcharges, decreased $105.5 million, or 14.2%, compared with the first nine months of 2023. Truckload segment revenue, net of fuel surcharges, decreased 5.3% from the first nine months of 2023, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. Dedicated segment revenue, net of fuel surcharges, decreased 21.4% from the first nine months of 2023, primarily due to decreases in both our average fleet size and our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 36.6% from the first nine months of 2023, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 10.0% from the first nine months of 2023, primarily due to a decrease in our revenue per load. Fuel surcharge revenue decreased to $96.1 million in the first nine months of 2024 from $120.6 million in the first nine months of 2023.

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

Our operating income declined 64.4% to $26.5 million in the first nine months of 2024 from $74.5 million in the first nine months of 2023. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.4% in the first nine months of 2024 and 91.4% in the first nine months of 2023. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 95.8% in the first nine months of 2024 from 90.0% in the first nine months of 2023. Our net income declined 63.3% to $21.3 million, or $0.26 per diluted share, in the first nine months of 2024 from $58.0 million, or $0.71 per diluted share, in the first nine months of 2023.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At September 30, 2024, we had $43.0 million of cash and cash equivalents, $766.5 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2024, net cash flows provided by operating activities of $111.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.3 million, to pay cash dividends of $14.7 million and to construct and upgrade regional operating facilities in the amount of $3.9 million, resulting in a $10.2 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $43 million for the remainder of 2024. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2024 which totaled $14.7 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Truckload Segment:
Revenue (in thousands)	$108,424	$114,227	$332,498	$351,991
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,187	$4,285	$4,090	$4,442
Average tractors(1)	1,695	1,714	1,776	1,732
Average miles per trip	533	529	533	515
Total miles (in thousands)	39,288	39,093	119,838	116,651

Dedicated Segment:
Revenue (in thousands)	$75,021	$101,797	$242,747	$313,231
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,693	$3,900	$3,744	$3,949
Average tractors(1)	1,296	1,619	1,379	1,670
Average miles per trip	311	339	321	335
Total miles (in thousands)	26,571	33,039	83,882	101,948

Intermodal Segment:
Revenue (in thousands)	$14,509	$22,047	$45,545	$73,001
Loads	4,119	6,327	13,172	19,871
Average tractors	104	154	117	168

Brokerage Segment:
Revenue (in thousands)	$39,412	$41,467	$112,486	$125,010
Loads	24,628	24,077	67,389	67,483

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 94 and 99 tractors as of September 30, 2024 and 2023, respectively.

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$93,278	$96,516	$(3,238)	(3.4)%
Truckload fuel surcharge revenue	15,146	17,711	(2,565)	(14.5)
Total Truckload revenue	108,424	114,227	(5,803)	(5.1)

Dedicated revenue, net of fuel surcharge revenue	62,898	82,963	(20,065)	(24.2)
Dedicated fuel surcharge revenue	12,123	18,834	(6,711)	(35.6)
Total Dedicated revenue	75,021	101,797	(26,776)	(26.3)

Intermodal revenue, net of fuel surcharge revenue	12,289	18,122	(5,833)	(32.2)
Intermodal fuel surcharge revenue	2,220	3,925	(1,705)	(43.4)
Total Intermodal revenue	14,509	22,047	(7,538)	(34.2)

Brokerage revenue	39,412	41,467	(2,055)	(5.0)

Total operating revenue	$237,366	$279,538	$(42,172)	(15.1)%

Operating income/(loss):
Truckload	$(142)	$2,738	$(2,880)	(105.2)%
Dedicated	3,056	11,286	(8,230)	(72.9)
Intermodal	(1,542)	(1,074)	(468)	(43.6)
Brokerage	2,897	4,280	(1,383)	(32.3)
Total operating income	$4,269	$17,230	$(12,961)	(75.2)%

Operating ratio:
Truckload	100.1%	97.6%
Dedicated	95.9	88.9
Intermodal	110.6	104.9
Brokerage	92.6	89.7
Consolidated operating ratio	98.2%	93.8%

Operating ratio, net of fuel surcharges:
Truckload	100.2%	97.2%
Dedicated	95.1	86.4
Intermodal	112.5	105.9
Brokerage	92.6	89.7
Consolidated operating ratio, net of fuel surcharges	97.9%	92.8%

Our operating revenue decreased $42.2 million, or 15.1%, to $237.4 million in the 2024 period from $279.5 million in the 2023 period. Our operating revenue, net of fuel surcharges, decreased $31.2 million, or 13.0%, to $207.9 million in the 2024 period from $239.1 million in the 2023 period. This decrease in the 2024 period was due to a $20.1 million decrease in Dedicated revenue, net of fuel surcharges, a $5.8 million decrease in Intermodal revenue, net of fuel surcharges, a $3.2 million decrease in Truckload revenue, net of fuel surcharges, and a $2.1 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $29.5 million in the 2024 period from $40.5 million in the 2023 period.

In addition to the factors discussed below, our profitability across each segment in the 2024 period was impacted by a freight market which has considerably softened from the conditions during the 2023 period.

Truckload segment revenue decreased $5.8 million, or 5.1%, to $108.4 million in the 2024 period from $114.2 million in the 2023 period. Truckload segment revenue, net of fuel surcharges, decreased $3.2 million, or 3.4%, to $93.3 million in the 2024 period from $96.5 million in the 2023 period, primarily due to a decrease in both our average revenue per tractor and in our average fleet size. The operating ratio increased to 100.1% in the 2024 period from 97.6% in the 2023 period. Impacting the 2024 period operating ratio was the decrease in our average revenue per tractor along with higher depreciation, insurance and claims, maintenance and a lower gain on disposition of revenue equipment, partially offset by lower net fuel expense, all as a percentage of revenue.

Dedicated segment revenue decreased $26.8 million, or 26.3%, to $75.0 million in the 2024 period from $101.8 million in the 2023 period. Dedicated segment revenue, net of fuel surcharges, decreased 24.2%, primarily due to decreases in both our average fleet size and our average revenue per tractor. The operating ratio increased to 95.9% in the 2024 period from 88.9% in the 2023 period. Impacting the 2024 period operating ratio was the decrease in our average revenue per tractor along with higher company driver compensation, depreciation, insurance and claims and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Intermodal segment revenue decreased $7.5 million, or 34.2%, to $14.5 million in the 2024 period from $22.0 million in the 2023 period. Intermodal segment revenue, net of fuel surcharges, decreased 32.2% from the 2023 period, primarily due to a decrease in our number of loads. The operating ratio in the 2024 period increased to 110.6% from 104.9% in the 2023 period. Impacting the 2024 period operating ratio was higher purchased transportation and depreciation costs, as a percentage of revenue.

Brokerage segment revenue decreased $2.1 million, or 5.0%, to $39.4 million in the 2024 period from $41.5 million in the 2023 period, primarily due to a decrease in our revenue per load. The operating ratio in the 2024 period of 92.6% was up from 89.7% in the 2023 period. This increase was primarily due to an increase in amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2024 vs. 2023	2024 vs. 2023	2024	2023

Operating revenue	$(42,172)	(15.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(9,178)	(9.9)	35.2	33.1
Purchased transportation	(4,811)	(9.7)	18.9	17.8
Fuel and fuel taxes	(12,914)	(26.5)	15.1	17.4
Supplies and maintenance	(1,432)	(8.0)	6.9	6.4
Depreciation	(1,625)	(5.6)	11.5	10.4
Operating taxes and licenses	(316)	(11.2)	1.1	1.0
Insurance and claims	505	3.8	5.8	4.7
Communications and utilities	(418)	(16.2)	0.9	0.9
Gain on disposition of revenue equipment	2,133	70.8	(0.4)	(1.1)
Other	(1,155)	(13.2)	3.2	3.1
Total operating expenses	(29,211)	(11.1)	98.2	93.8
Operating income	(12,961)	(75.2)	1.8	6.2
Other	95	9.3	(0.4)	(0.4)
Income before income taxes	(13,056)	(71.6)	2.2	6.5
Income taxes expense	(3,212)	(69.1)	0.6	1.7
Net income	$(9,844)	(72.4)%	1.6%	4.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $9.2 million, or 9.9%, in the 2024 period from the 2023 period. This decrease resulted primarily from lower company driver compensation expense of $8.2 million and a $946,000 decrease in non-driver compensation expense.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.8 million in total, or 9.7%, in the 2024 period from the 2023 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $823,000 to $33.3 million in the 2024 period from $34.1 million in the 2023 period, primarily due to a decrease in our cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $8.0 million in the 2024 period from $11.6 million in the 2023 period, primarily due to a decrease in our number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $406,000 in the 2024 period.

Fuel and fuel taxes decreased by $12.9 million, or 26.5%, in the 2024 period from the 2023 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.4 million, or 28.1%, to $8.7 million in the 2024 period from $12.1 million in the 2023 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.4 million from $3.9 million in the 2023 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.69 per gallon from $4.24 per gallon in the 2023 period. Due to these factors, our net fuel expense decreased to 5.2% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2024 period from 6.1% in the 2023 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $1.6 million, or 5.6%, decrease in depreciation in the 2024 period was primarily due to a decrease in our average tractor fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $505,000, or 3.8%, increase in insurance and claims in the 2024 period was primarily due to an increase in our insurance premiums, partially offset by a decrease in our self-insured workers’ compensation claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $881,000 in the 2024 period, down from $3.0 million in the 2023 period due to decreases in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 75.2% to $4.3 million in the 2024 period from $17.2 million in the 2023 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.2% in the 2024 period and 93.8% in the 2023 period. The operating ratio for our Truckload segment was 100.1% in the 2024 period and 97.6% in the 2023 period, for our Dedicated segment was 95.9% in the 2024 period and 88.9% in the 2023 period, for our Intermodal segment was 110.6% in the 2024 period and 104.9% in the 2023 period, and for our Brokerage segment was 92.6% in the 2024 period and 89.7% in the 2023 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 97.9% in the 2024 period and 92.8% in the 2023 period.

Our effective income tax rate increased to 27.7% in the 2024 period from 25.5% in the 2023 period.

As a result of the factors described above, net income declined 72.4% to $3.8 million, or $0.05 per diluted share, in the 2024 period from $13.6 million, or $0.17 per diluted share, in the 2023 period.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$284,346	$300,104	$(15,758)	(5.3)%
Truckload fuel surcharge revenue	48,152	51,887	(3,735)	(7.2)
Total Truckload revenue	332,498	351,991	(19,493)	(5.5)

Dedicated revenue, net of fuel surcharge revenue	202,080	257,231	(55,151)	(21.4)
Dedicated fuel surcharge revenue	40,667	56,000	(15,333)	(27.4)
Total Dedicated revenue	242,747	313,231	(70,484)	(22.5)

Intermodal revenue, net of fuel surcharge revenue	38,230	60,277	(22,047)	(36.6)
Intermodal fuel surcharge revenue	7,315	12,724	(5,409)	(42.5)
Total Intermodal revenue	45,545	73,001	(27,456)	(37.6)

Brokerage revenue	112,486	125,010	(12,524)	(10.0)

Total operating revenue	$733,276	$863,233	$(129,957)	(15.1)%

Operating income/(loss):
Truckload	$1,462	$22,348	$(20,886)	(93.5)%
Dedicated	18,964	39,143	(20,179)	(51.6)
Intermodal	(2,420)	(452)	(1,968)	(435.4)
Brokerage	8,487	13,414	(4,927)	(36.7)
Total operating income	$26,493	$74,453	$(47,960)	(64.4)%

Operating ratio:
Truckload	99.6%	93.7%
Dedicated	92.2	87.5
Intermodal	105.3	100.6
Brokerage	92.5	89.3
Consolidated operating ratio	96.4%	91.4%

Operating ratio, net of fuel surcharges:
Truckload	99.5%	92.6%
Dedicated	90.6	84.8
Intermodal	106.3	100.7
Brokerage	92.5	89.3
Consolidated operating ratio, net of fuel surcharges	95.8%	90.0%

Our operating revenue decreased $130.0 million, or 15.1%, to $733.3 million in the 2024 period from $863.2 million in the 2023 period. Our operating revenue, net of fuel surcharges, decreased $105.5 million, or 14.2%, to $637.1 million in the 2024 period from $742.6 million in the 2023 period. This decrease in the 2024 period was due to a $55.2 million decrease in Dedicated revenue, net of fuel surcharges, a $22.0 million decrease in Intermodal revenue, net of fuel surcharges, a $15.8 million decrease in Truckload revenue, net of fuel surcharges, and a $12.5 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $96.1 million in the 2024 period from $120.6 million in the 2023 period.

In addition to the factors discussed below, our profitability across each segment in the 2024 period was impacted by a freight market which has considerably softened from the conditions during the 2023 period.

Truckload segment revenue decreased $19.5 million, or 5.5%, to $332.5 million in the 2024 period from $352.0 million in the 2023 period. Truckload segment revenue, net of fuel surcharges, decreased $15.8 million, or 5.3%, to $284.3 million in the 2024 period from $300.1 million in the 2023 period, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. The operating ratio increased to 99.6% in the 2024 period from 93.7% in the 2023 period. Impacting the 2024 period operating ratio was the decrease in our average revenue per tractor along with higher company driver compensation, depreciation, maintenance and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Dedicated segment revenue decreased $70.5 million, or 22.5%, to $242.7 million in the 2024 period from $313.2 million in the 2023 period. Dedicated segment revenue, net of fuel surcharges, decreased 21.4%, primarily due to decreases in both our average fleet size and our average revenue per tractor. The operating ratio increased to 92.2% in the 2024 period from 87.5% in the 2023 period. Impacting the 2024 period operating ratio was the decrease in our average revenue per tractor along with higher company driver compensation, depreciation, purchased transportation and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Intermodal segment revenue decreased $27.5 million, or 37.6%, to $45.5 million in the 2024 period from $73.0 million in the 2023 period. Intermodal segment revenue, net of fuel surcharges, decreased 36.6% from the 2023 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2024 period increased to 105.3% from 100.6% in the 2023 period. Impacting the 2024 period operating ratio was the decrease in our revenue per load along with higher depreciation, maintenance and purchased transportation costs, as a percentage of revenue.

Brokerage segment revenue decreased $12.5 million, or 10.0%, to $112.5 million in the 2024 period from $125.0 million in the 2023 period, primarily due to a decrease in our revenue per load. The operating ratio in the 2024 period of 92.5% was up from 89.3% in the 2023 period. This increase was primarily due to an increase in amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2024 vs. 2023	2024 vs. 2023	2024	2023

Operating revenue	$(129,957)	(15.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(28,745)	(10.0)	35.3	33.3
Purchased transportation	(22,164)	(14.6)	17.7	17.6
Fuel and fuel taxes	(23,555)	(17.1)	15.6	16.0
Supplies and maintenance	(2,285)	(4.5)	6.7	5.9
Depreciation	(3,849)	(4.4)	11.5	10.2
Operating taxes and licenses	(726)	(8.7)	1.0	1.0
Insurance and claims	(2,830)	(6.9)	5.2	4.7
Communications and utilities	(791)	(10.4)	0.9	0.9
Gain on disposition of revenue equipment	7,226	61.2	(0.6)	(1.4)
Other	(4,278)	(15.7)	3.1	3.2
Total operating expenses	(81,997)	(10.4)	96.4	91.4
Operating income	(47,960)	(64.4)	3.6	8.6
Other	206	7.0	(0.4)	(0.3)
Income before income taxes	(48,166)	(62.2)	4.0	9.0
Income taxes expense	(11,481)	(59.1)	1.1	2.2
Net income	$(36,685)	(63.3)%	2.9%	6.7%

Salaries, wages and benefits expense decreased $28.7 million, or 10.0%, in the 2024 period from the 2023 period. This decrease resulted primarily from both lower company driver compensation expense of $23.2 million and non-driver compensation expense of $2.9 million.

Purchased transportation expense decreased $22.2 million in total, or 14.6%, in the 2024 period from the 2023 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $8.1 million to $94.4 million in the 2024 period from $102.4 million in the 2023 period, primarily due to a decrease in our cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $24.0 million in the 2024 period from $37.9 million in the 2023 period, primarily due to decreases in both our number of loads and cost per load. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $197,000 in the 2024 period.

Fuel and fuel taxes decreased by $23.6 million, or 17.1%, in the 2024 period from the 2023 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.6 million, or 12.3%, to $25.9 million in the 2024 period from $29.5 million in the 2023 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $7.8 million from $12.4 million in the 2023 period. The DOE national average cost of fuel decreased to $3.83 per gallon from $4.20 per gallon in the 2023 period. Despite this price decrease, our net fuel expense increased to 4.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2024 period from 4.8% in the 2023 period.

The $3.8 million, or 4.4%, decrease in depreciation in the 2024 period was primarily due to a decrease in our average tractor fleet size, partially offset by higher prices of new equipment.

The $2.8 million, or 6.9%, decrease in insurance and claims in the 2024 period was primarily due to decreases in our self-insured auto liability and workers’ compensation claim costs and in our self-insured cost of physical damage claims related to our revenue equipment, partially offset by higher insurance premiums.

Gain on disposition of revenue equipment was $4.6 million in the 2024 period, down from $11.8 million in the 2023 period due to decreases in the average gain for our tractor and trailer sales, despite an increase in the number of units sold.

Our operating income declined 64.4% to $26.5 million in the 2024 period from $74.5 million in the 2023 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.4% in the 2024 period and 91.4% in the 2023 period. The operating ratio for our Truckload segment was 99.6% in the 2024 period and 93.7% in the 2023 period, for our Dedicated segment was 92.2% in the 2024 period and 87.5% in the 2023 period, for our Intermodal segment was 105.3% in the 2024 period and 100.6% in the 2023 period, and for our Brokerage segment was 92.5% in the 2024 period and 89.3% in the 2023 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 95.8% in the 2024 period and 90.0% in the 2023 period.

Our effective income tax rate increased to 27.2% in the 2024 period from 25.1% in the 2023 period.

As a result of the factors described above, net income declined 63.3% to $21.3 million, or $0.26 per diluted share, in the 2024 period from $58.0 million, or $0.71 per diluted share, in the 2023 period.

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

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash flows provided by operating activities	$111,021	$126,333
Net cash flows used for investing activities	(107,247)	(124,470)
Net cash flows used for financing activities	(13,997)	(14,396)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first nine months of 2024, in 2023, or in the third or fourth quarters of 2022. As of September 30, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first nine months of 2024, net cash flows provided by operating activities of $111.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.3 million, to pay cash dividends of $14.7 million and to construct and upgrade regional operating facilities in the amount of $3.9 million, resulting in a $10.2 million decrease in cash and cash equivalents. In the first nine months of 2023, net cash flows provided by operating activities of $126.3 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $116.9 million, to pay cash dividends of $14.6 million and to construct and upgrade regional operating facilities in the amount of $7.6 million, resulting in a $12.5 million decrease in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $43 million for the remainder of 2024. This amount includes commitments to purchase $36.2 million of new revenue equipment, prior to considering proceeds from dispositions. Commitments for new revenue equipment purchases in 2025 total $73.6 million. Additionally, operating lease obligations total $705,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2024 and 2023 which totaled $14.7 million and $14.6 million, respectively. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $23.1 million and remaining borrowing availability of $6.9 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 8.0% at September 30, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2024 and December 31, 2023.

Other than our obligations for revenue equipment and construction purchases and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at September 30, 2024.

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

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We renewed our liability insurance policies effective June 1, 2024 and are responsible for the first $2.0 million on each auto liability claim with an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy years effective June 1, 2022 and June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. Additionally, we have $23.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated condensed balance sheets were $36.4 million and $40.3 million as of September 30, 2024 and December 31, 2023, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in the first nine months of 2024 or in 2023. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends and legal interpretations, which are difficult to predict.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.6 million.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

Item 5. Other Information.

During the nine months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Securities and Exchange Commission Regulation S-K.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the SEC on November 8, 2024, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 8, 2024	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2024	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)