Form 10-K
period 2024-12-31
MARTEN TRANSPORT LTD
filed 2025-02-28
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15010

MARTEN TRANSPORT, LTD.

(Exact name of registrant as specified in its charter)

Delaware		39-1140809
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

129 Marten Street
Mondovi, Wisconsin	54755	(715) 926-4216
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE	MRTN	THE NASDAQ STOCK MARKET LLC
$.01 PER SHARE		(NASDAQ GLOBAL SELECT MARKET)

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

Large accelerated filer ☒                            Accelerated filer ☐

  Non-accelerated filer ☐           Smaller reporting company ☐                   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by directors and executive officers, was $1,158,326,000.

As of February 14, 2025, 81,463,938 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 6, 2025, or 2025 Proxy Statement.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our six distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2024, we generated $963.7 million in operating revenue. Approximately 59% of our Truckload and Dedicated revenue in 2024 resulted from hauling temperature-sensitive products and 41% from hauling dry freight. We operate throughout the United States and in parts of Mexico and Canada, with our revenue primarily generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2024, our average length of haul was 418 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 3,006 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2024, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 346 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 7.6% during 2024, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2024, our top 30 customers accounted for approximately 69% of our revenue excluding fuel surcharges, and our top ten customers accounted for 48% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Eight of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for seven of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Human Capital

As of December 31, 2024, we had 3,776 employees. This total consists of 2,915 drivers, 270 mechanics and maintenance personnel, and 591 support personnel, which includes management and administration. As of that date, we also contracted with 88 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2024, we operated a fleet of 3,006 tractors, including 2,918 company-owned tractors and 88 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2024 was approximately 1.9 years. In 2024, we replaced our company-owned tractors within an average of 3.9 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and taxes. The percentage of our fleet provided by independent contractors was 2.9% at December 31, 2024, 2.8% at December 31, 2023 and 2.6% at December 31, 2022.

As of December 31, 2024, we operated a fleet of 5,440 trailers, consisting of 3,138 refrigerated trailers and 2,302 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions and anti-lock brakes. The average age of our trailer fleet at December 31, 2024 was approximately 5.3 years. In 2024, we replaced our company-owned trailers within an average of 8.4 years after purchase.

As of December 31, 2024, we operated a fleet of 786 refrigerated containers for use on railroad flatcars as compared to a fleet of 787 refrigerated containers as of December 31, 2023.

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

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk at a number of our facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2024, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in terrestrial-based tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently putting in place changes to generally simplify the agency’s safety and fitness regulations.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Additionally, effective November 2024, all states are required to check the clearinghouse for any prohibitions before issuing, renewing, transferring or upgrading any commercial drivers’ licenses. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 57% in 2022, 67% in 2023 and 74% in 2024. The impact of the clearinghouse has been significant, with a total of approximately 181,000 drivers removed from the trucking industry from January 2020 through December 2024.

In September 2020, the United States Department of Health and Human Services proposed mandatory guidelines for federal workplace drug testing programs using hair follicles, which is a more strenuous test than current requirements. The FMCSA has not issued proposed regulations.

We are also subject to various environmental laws and regulations dealing with vehicle emissions and idling, the handling of hazardous materials, fuel storage tanks, air emissions from our facilities and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2022 through 2024.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2024, our top 30 customers, based on revenue excluding fuel surcharges, accounted for approximately 69% of our revenue; our top ten customers accounted for approximately 48% of our revenue; our top five customers accounted for approximately 36% of our revenue; our top two customers accounted for approximately 27% of our revenue; and our largest customer accounted for approximately 20% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have significantly raised premiums for trucking companies due, in part, to the increase in the number of nuclear verdicts in trucking accident cases. As a result, our insurance and claims expense has increased. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

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

We may be adversely affected by the physical effects of climate change as well as legal, regulatory or market responses to climate change concerns. Risks associated with climate change are subject to increasing societal, regulatory and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business interruptions, damage to our revenue equipment and facilities, reduced workforce availability, increased costs, increased liabilities and decreased revenue than what we have experienced in the past from such events. For example, severe sustained heat in multiple regions of the United States during the summer of 2023 resulted in increased fuel expense due to decreased engine fuel efficiency and increased idling, along with additional damage and wear on tires. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels such as those used in our tractors and in the refrigeration units on our trailers and containers, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Due to such increased concerns, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Additionally, on March 6, 2024, the SEC adopted climate-related disclosure rules, which could increase compliance burdens and associated regulatory costs and complexity. Following a number of petitions for review filed against the SEC, on April 4, 2024, the SEC issued an order staying the rules pending judicial review. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, which could negatively impact our business and results of operations. Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks and government responses thereto. COVID-19, which was initially declared a pandemic by the World Health Organization on March 11, 2020 and was declared no longer a global health emergency on May 5, 2023, negatively affected economic conditions, supply chains, labor markets and demand for certain shipped goods.

The extent to which our business, results of operations and financial condition may be negatively affected by the COVID-19 pandemic or future pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect that an outbreak of a new COVID-19 variant or strain, or any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently putting in place changes to generally simplify the agency’s safety and fitness regulations.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Additionally, effective November 2024, all states are required to check the clearinghouse for any prohibitions before issuing, renewing, transferring or upgrading any commercial drivers’ licenses. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 57% in 2022, 67% in 2023 and 74% in 2024. The impact of the clearinghouse has been significant, with a total of approximately 181,000 drivers removed from the trucking industry from January 2020 through December 2024.

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

Our business is subject to the risk of litigation, which may adversely affect our business and operating results. We are subject to litigation resulting from trucking accidents. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and could impact our insurance costs. In particular, the trucking industry has seen a trend of nuclear verdicts, resulting in the payment of substantial damages for claims related to trucking accidents. Additionally, a number of trucking companies, including us, have been subject to lawsuits alleging violations of various federal and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

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

Our Executive Vice President and Chief Technology Officer, Randall Baier, is responsible for our day-to-day assessment and management of cybersecurity risks. Mr. Baier also served as our Senior Vice President of Information Systems from December 2019 to August 2023, our Vice President of Information Systems from January 2014 to December 2019 and our Senior Director of Information Systems from April 2011 to January 2014. Mr. Baier advanced through various professional capacities in our information technology area including Developer, System Administrator and Database Administrator from April 1993 to April 2011. We have implemented a number of processes which allow Mr. Baier and his team to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis and regular ongoing communications with service providers regarding potential new attack vectors and vulnerabilities. Mr. Baier shares such information with our management team and reports information about such risks to the Audit Committee.

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

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, wage and hour law violations, personal injury or property damage incurred in the transportation of freight.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 14, 2025, are as follows:

Name	Age	Position
Randolph L. Marten	72	Executive Chairman of the Board and Director

Timothy M. Kohl	77	Chief Executive Officer

Douglas P. Petit	58	President

James J. Hinnendael	61	Executive Vice President and Chief Financial Officer

Adam D. Phillips	47	Executive Vice President and Chief Operating Officer

Randall J. Baier	54	Executive Vice President and Chief Technology Officer

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 14, 2025, we had 152 record stockholders and approximately 24,701 beneficial stockholders of our common stock.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2024 and 2023 which totaled $19.5 million in each year, and in each quarter of 2022 which totaled $19.6 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2024 and December 31, 2023.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2024, in 2023, or in the third or fourth quarters of 2022. As of December 31, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2019, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our six distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our operating revenue decreased $167.7 million, or 14.8%, in 2024 from 2023. Our operating revenue, net of fuel surcharges, decreased $132.0 million, or 13.6%, compared with 2023. Truckload segment revenue, net of fuel surcharges, decreased 4.6% from 2023, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. Dedicated segment revenue, net of fuel surcharges, decreased 20.3% from 2023, primarily due to decreases in both our average fleet size and our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 34.8% from 2023, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 11.8% from 2023, primarily due to a decrease in our revenue per load. Fuel surcharge revenue decreased to $123.7 million in 2024 from $159.4 million in 2023.

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

Our operating income declined 63.1% to $33.2 million in 2024 from $90.1 million in 2023. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.6% in 2024 and 92.0% in 2023. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 96.0% in 2024 from 90.7% in 2023. Our net income declined 61.7% to $26.9 million, or $0.33 per diluted share, in 2024 from $70.4 million, or $0.86 per diluted share, in 2023.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At December 31, 2024, we had $17.3 million of cash and cash equivalents, $767.9 million in stockholders’ equity and no long-term debt outstanding. In 2024, net cash flows provided by operating activities of $134.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $146.8 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $35.9 million decrease in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $150 million in 2025. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2024 which totaled $19.5 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2024	2023	2022
Truckload Segment:
Revenue (in thousands)	$439,792	$465,475	$500,462
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,123	$4,377	$4,898
Average tractors(1)	1,751	1,733	1,611
Average miles per trip	533	519	510
Total miles (in thousands)	158,985	155,929	149,868

Dedicated Segment:
Revenue (in thousands)	$319,135	$408,272	$429,092
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,767	$3,936	$3,963
Average tractors(1)	1,356	1,632	1,631
Average miles per trip	319	335	341
Total miles (in thousands)	110,681	133,163	136,310

Intermodal Segment:
Revenue (in thousands)	$58,754	$92,078	$129,765
Loads	16,975	25,160	31,862
Average tractors	110	159	175

Brokerage Segment:
Revenue (in thousands)	$146,027	$165,630	$204,559
Loads	89,138	91,077	95,615

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 88, 94 and 96 tractors as of December 31, 2024, 2023 and 2022, respectively.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2024	2023	2024 vs. 2023	2024 vs. 2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$377,452	$395,565	$(18,113)	(4.6)%
Truckload fuel surcharge revenue	62,340	69,910	(7,570)	(10.8)
Total Truckload revenue	439,792	465,475	(25,683)	(5.5)

Dedicated revenue, net of fuel surcharge revenue	267,077	334,962	(67,885)	(20.3)
Dedicated fuel surcharge revenue	52,058	73,310	(21,252)	(29.0)
Total Dedicated revenue	319,135	408,272	(89,137)	(21.8)

Intermodal revenue, net of fuel surcharge revenue	49,468	75,887	(26,419)	(34.8)
Intermodal fuel surcharge revenue	9,286	16,191	(6,905)	(42.6)
Total Intermodal revenue	58,754	92,078	(33,324)	(36.2)

Brokerage revenue	146,027	165,630	(19,603)	(11.8)

Total operating revenue	$963,708	$1,131,455	$(167,747)	(14.8)%

Operating income/(loss):
Truckload	$3,283	$24,835	$(21,552)	(86.8)%
Dedicated	23,037	48,377	(25,340)	(52.4)
Intermodal	(3,922)	(156)	(3,766)	(2,414.1)
Brokerage	10,822	17,054	(6,232)	(36.5)
Total operating income	$33,220	$90,110	$(56,890)	(63.1)%

Operating ratio:
Truckload	99.3%	94.7%
Dedicated	92.8	88.2
Intermodal	106.7	100.2
Brokerage	92.6	89.7
Consolidated operating ratio	96.6%	92.0%

Operating ratio, net of fuel surcharges:
Truckload	99.1%	93.7%
Dedicated	91.4	85.6
Intermodal	107.9	100.2
Brokerage	92.6	89.7
Consolidated operating ratio, net of fuel surcharges	96.0%	90.7%

Our operating revenue decreased $167.7 million, or 14.8%, to $963.7 million in 2024 from $1.131 billion in 2023. Our operating revenue, net of fuel surcharges, decreased $132.0 million, or 13.6%, to $840.0 million in 2024 from $972.0 million in 2023. This decrease in 2024 was due to a $67.9 million decrease in Dedicated revenue, net of fuel surcharges, a $26.4 million decrease in Intermodal revenue, net of fuel surcharges, a $19.6 million decrease in Brokerage revenue and an $18.1 million decrease in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $123.7 million in 2024 from $159.4 million in 2023.

In addition to the factors discussed below, our profitability across each segment in 2024 was impacted by a freight market which has considerably softened from the conditions during 2023.

Truckload segment revenue decreased $25.7 million, or 5.5%, to $439.8 million in 2024 from $465.5 million in 2023. Truckload segment revenue, net of fuel surcharges, decreased $18.1 million, or 4.6%, to $377.5 million in 2024 from $395.6 million in 2023, primarily due to a decrease in our average revenue per tractor, despite an increase in our average fleet size. The operating ratio increased to 99.3% in 2024 from 94.7% in 2023. Impacting the 2024 operating ratio was the decrease in our average revenue per tractor along with higher company driver compensation, depreciation, maintenance and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Dedicated segment revenue decreased $89.1 million, or 21.8%, to $319.1 million in 2024 from $408.3 million in 2023. Dedicated segment revenue, net of fuel surcharges, decreased 20.3%, primarily due to decreases in both our average fleet size and our average revenue per tractor. The operating ratio increased to 92.8% in 2024 from 88.2% in 2023. Impacting the 2024 operating ratio was the decrease in our average revenue per tractor along with higher company driver compensation, depreciation and a lower gain on disposition of revenue equipment, as a percentage of revenue.

Intermodal segment revenue decreased $33.3 million, or 36.2%, to $58.8 million in 2024 from $92.1 million in 2023. Intermodal segment revenue, net of fuel surcharges, decreased 34.8% from 2023, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in 2024 increased to 106.7% from 100.2% in 2023. Impacting the 2024 operating ratio was the decrease in our revenue per load along with higher depreciation, maintenance and purchased transportation costs, as a percentage of revenue.

Brokerage segment revenue decreased $19.6 million, or 11.8%, to $146.0 million in 2024 from $165.6 million in 2023, primarily due to a decrease in our revenue per load. The operating ratio in 2024 of 92.6% was up from 89.7% in 2023. This increase was primarily due to an increase in amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2024 vs. 2023	2024 vs. 2023	2024	2023

Operating revenue	$(167,747)	(14.8)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(37,086)	(9.8)	35.5	33.5
Purchased transportation	(30,192)	(15.1)	17.6	17.6
Fuel and fuel taxes	(33,294)	(18.5)	15.3	15.9
Supplies and maintenance	(4,074)	(6.0)	6.6	6.0
Depreciation	(5,069)	(4.3)	11.6	10.3
Operating taxes and licenses	(751)	(6.8)	1.1	1.0
Insurance and claims	(2,905)	(5.2)	5.5	5.0
Communications and utilities	(1,120)	(11.0)	0.9	0.9
Gain on disposition of revenue equipment	8,641	63.5	(0.5)	(1.2)
Other	(5,007)	(14.3)	3.1	3.1
Total operating expenses	(110,857)	(10.6)	96.6	92.0
Operating income	(56,890)	(63.1)	3.4	8.0
Other	680	17.9	(0.3)	(0.3)
Income before income taxes	(57,570)	(61.3)	3.8	8.3
Income taxes expense	(14,119)	(60.0)	1.0	2.1
Net income	$(43,451)	(61.7)%	2.8%	6.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $37.1 million, or 9.8%, in 2024 from 2023. This decrease resulted primarily from both lower company driver compensation expense of $29.5 million and non-driver compensation expense of $3.6 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $30.2 million in total, or 15.1%, in 2024 from 2023. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $13.7 million to $122.4 million in 2024 from $136.1 million in 2023, primarily due to a decrease in our cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $31.6 million in 2024 from $47.5 million in 2023, primarily due to a decrease in the number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $649,000 in 2024.

Fuel and fuel taxes decreased by $33.3 million, or 18.5%, in 2024 from 2023. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.6 million, or 9.7%, to $33.5 million in 2024 from $37.1 million in 2023. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $10.0 million from $16.0 million in 2023. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.76 per gallon from $4.21 per gallon in 2023. Despite this price decrease, our net fuel expense increased to 4.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2024 from 4.6% in 2023. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $4.1 million, or 6.0%, from 2023 primarily due to lower outside repair and loading/unloading costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $5.1 million, or 4.3%, decrease in depreciation in 2024 was primarily due to a decrease in our average tractor fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.9 million, or 5.2%, decrease in insurance and claims in 2024 was primarily due to decreases in our self-insured auto liability and workers’ compensation claim costs and in our self-insured cost of physical damage claims related to our revenue equipment, partially offset by higher insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment was $5.0 million in 2024, down from $13.6 million in 2023 due to decreases in the average gain for our tractor and trailer sales, despite an increase in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 63.1% to $33.2 million in 2024 from $90.1 million in 2023 as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.6% in 2024 and 92.0% in 2023. The operating ratio for our Truckload segment was 99.3% in 2024 and 94.7% in 2023, for our Dedicated segment was 92.8% in 2024 and 88.2% in 2023, for our Intermodal segment was 106.7% in 2024 and 100.2% in 2023, and for our Brokerage segment was 92.6% in 2024 and 89.7% in 2023. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 96.0% in 2024 and 90.7% in 2023.

Our effective income tax rate increased to 25.9% in 2024 from 25.1% in 2023 primarily due to increases in per diem and other non-deductible expenses.

As a result of the factors described above, net income declined 61.7% to $26.9 million, or $0.33 per diluted share, in 2024 from $70.4 million, or $0.86 per diluted share, in 2023.

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

Fuel and fuel taxes decreased by $38.1 million, or 17.4%, in 2023 from 2022. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $5.2 million, or 16.2%, to $37.1 million in 2023 from $31.9 million in 2022. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $16.0 million from $23.8 million in 2022. The DOE national average cost of fuel decreased to $4.21 per gallon from $4.99 per gallon in 2022. Despite this price decrease, our net fuel expense increased to 4.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2023 from 3.8% in 2022, primarily due to the record heat in the third quarter of 2023. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

(In thousands)	2024	2023	2022
Net cash flows provided by operating activities	$134,814	$164,378	$219,489
Net cash flows used for investing activities	(152,138)	(172,540)	(134,958)
Net cash flows used for financing activities	(18,622)	(19,225)	(60,926)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2024, in 2023, or in the third or fourth quarters of 2022. As of December 31, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In 2024, net cash flows provided by operating activities of $134.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $146.8 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $35.9 million decrease in cash and cash equivalents. In 2023, net cash flows provided by operating activities of $164.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $163.9 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $8.6 million, resulting in a $27.4 million decrease in cash and cash equivalents. In 2022, net cash flows provided by operating activities of $219.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $120.9 million, to repurchase and retire 2.3 million shares of our common stock for $41.8 million, to pay cash dividends of $19.6 million and to construct and upgrade regional operating facilities in the amount of $11.2 million, resulting in a $23.6 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $150 million in 2025. This amount includes commitments to purchase $191.2 million of new revenue equipment, prior to considering proceeds from dispositions. Additionally, operating lease obligations total $627,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2024 and 2023 which totaled $19.5 million in each year, and in each quarter of 2022 which totaled $19.6 million. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $23.1 million and remaining borrowing availability of $6.9 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at December 31, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2024 and December 31, 2023.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at December 31, 2024.

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

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We renewed our liability insurance policies effective June 1, 2024 and are responsible for the first $2.0 million on each auto liability claim with an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy years effective June 1, 2022 and June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. Additionally, we have $23.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated balance sheets were $37.5 million and $40.3 million as of December 31, 2024 and 2023, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in 2024 or 2023. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends and legal interpretations, which are difficult to predict.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2023, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $8.8 million. Based upon our fuel consumption in 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $7.2 million. There were no material quantitative changes in market risk from 2023 to 2024.

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

Management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 32 of this Report.

February 28, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed as an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 28, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed as an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 13 to the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

We identified the estimation of auto and workers’ compensation claims reserves as a critical audit matter. Auto and workers’ compensation unpaid claim reserves are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred, but not completely paid. The principal considerations for our determination that auto and workers’ compensation claims reserves is a critical audit matter are the high level of estimation uncertainty and the level of audit effort and expertise required to audit the reserve related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

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

Minneapolis, Minnesota

February 28, 2025

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$17,267	$53,213
Receivables:
Trade, less allowances of $496 and $497, respectively	89,992	105,501
Other	5,364	10,356
Prepaid expenses and other	25,888	27,512
Total current assets	138,511	196,582
Property and equipment:
Revenue equipment	1,028,863	996,396
Buildings and land	108,990	108,867
Office equipment and other	60,884	57,073
Less accumulated depreciation	(370,124)	(370,103)
Net property and equipment	828,613	792,233
Other noncurrent assets	1,633	1,524
Total assets	$968,757	$990,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,781	$36,516
Insurance and claims accruals	44,246	47,017
Accrued and other current liabilities	23,492	26,709
Total current liabilities	93,519	110,242
Deferred income taxes	107,034	122,462
Noncurrent operating lease liabilities	282	249
Total liabilities	200,835	232,953
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,463,938 shares at December 31, 2024, and 81,312,168 shares at December 31, 2023, issued and outstanding	815	813
Additional paid-in capital	52,941	49,789
Retained earnings	714,166	706,784
Total stockholders’ equity	767,922	757,386
Total liabilities and stockholders’ equity	$968,757	$990,339

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2024	2023	2022
Operating revenue	$963,708	$1,131,455	$1,263,878
Operating expenses (income):
Salaries, wages and benefits	341,732	378,818	390,304
Purchased transportation	169,142	199,334	249,792
Fuel and fuel taxes	147,143	180,437	218,571
Supplies and maintenance	63,337	67,411	55,700
Depreciation	111,653	116,722	111,014
Operating taxes and licenses	10,302	11,053	10,763
Insurance and claims	53,109	56,014	50,513
Communications and utilities	9,029	10,149	9,177
Gain on disposition of revenue equipment	(4,971)	(13,612)	(13,379)
Other	30,012	35,019	38,079
Total operating expenses	930,488	1,041,345	1,120,534
Operating income	33,220	90,110	143,344
Other	(3,126)	(3,806)	(827)
Income before income taxes	36,346	93,916	144,171
Income taxes expense	9,424	23,543	33,817
Net income	$26,922	$70,373	$110,354
Basic earnings per common share	$0.33	$0.87	$1.35
Diluted earnings per common share	$0.33	$0.86	$1.35
Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2021	83,034	$830	$85,718	$565,129	$651,677
Net income	—	—	—	110,354	110,354
Repurchase and retirement of common stock	(2,270)	(23)	(41,730)	—	(41,753)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	351	4	1,996	—	2,000
Employee taxes paid in exchange for shares withheld	—	—	(1,610)	—	(1,610)
Share-based payment arrangement compensation expense	—	—	2,814	—	2,814
Dividends on common stock	—	—	—	(19,563)	(19,563)
Balance at December 31, 2022	81,115	811	47,188	655,920	703,919
Net income	—	—	—	70,373	70,373
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	197	2	1,208	—	1,210
Employee taxes paid in exchange for shares withheld	—	—	(926)	—	(926)
Share-based payment arrangement compensation expense	—	—	2,319	—	2,319
Dividends on common stock	—	—	—	(19,509)	(19,509)
Balance at December 31, 2023	81,312	813	49,789	706,784	757,386
Net income	—	—	—	26,922	26,922
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	152	2	1,298	—	1,300
Employee taxes paid in exchange for shares withheld	—	—	(382)	—	(382)
Share-based payment arrangement compensation expense	—	—	2,236	—	2,236
Dividends on common stock	—	—	—	(19,540)	(19,540)
Balance at December 31, 2024	81,464	$815	$52,941	$714,166	$767,922

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2024	2023	2022
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$26,922	$70,373	$110,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,653	116,722	111,014
Tires in service amortization	6,888	7,172	6,604
Gain on disposition of revenue equipment	(4,971)	(13,612)	(13,379)
Deferred income taxes	(15,428)	(14,579)	11,878
Share-based payment arrangement compensation expense	2,236	2,319	2,814
Changes in other current operating items:
Receivables	19,831	12,751	(23,547)
Prepaid expenses and other	(4,055)	(3,939)	(8,227)
Accounts payable	(2,439)	(3,615)	11,893
Insurance and claims accruals	(2,771)	1,270	3,733
Accrued and other current liabilities	(3,052)	(10,484)	6,352
Net cash provided by operating activities	134,814	164,378	219,489
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(227,838)	(231,943)	(162,556)
Proceeds from revenue equipment dispositions	81,057	68,009	41,695
Buildings and land, office equipment and other additions	(5,392)	(8,614)	(14,067)
Proceeds from buildings and land, office equipment and other dispositions	84	53	8
Other	(49)	(45)	(38)
Net cash used for investing activities	(152,138)	(172,540)	(134,958)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(19,540)	(19,509)	(19,563)
Repurchase and retirement of common stock	-	-	(41,753)
Issuance of common stock from share-based payment arrangement exercises, deferred compensation plan distributions and vesting of performance unit awards	1,300	1,210	2,000
Employee taxes paid in exchange for shares withheld	(382)	(926)	(1,610)
Net cash used for financing activities	(18,622)	(19,225)	(60,926)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,946)	(27,387)	23,605
CASH AND CASH EQUIVALENTS:
Beginning of year	53,213	80,600	56,995
End of year	$17,267	$53,213	$80,600
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$(7,626)	$(1,612)	$10,470
Operating lease assets and liabilities acquired	$253	$89	$318
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$19,170	$36,978	$23,649
Interest	$-	$10	$65

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our six distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. We operate throughout the United States and into and out of Mexico and Canada.

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

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $496,000 and $497,000 as of December 31, 2024 and 2023, respectively. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

In 2024, we replaced our company-owned tractors within an average of 3.9 years and our trailers within an average of 8.4 years after purchase. Our useful lives for depreciating tractors is five years, for trailers is seven years and for refrigerated containers is 12 years, with a 25% salvage value for tractors placed in service through 2023, a 20% salvage value for tractors placed in service beginning in 2024, a 35% salvage value for trailers and no salvage value for refrigerated containers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.9 million in 2024, $7.2 million in 2023 and $6.6 million in 2022. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We renewed our liability insurance policies effective June 1, 2024 and are responsible for the first $2.0 million on each auto liability claim with an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy years effective June 1, 2022 and June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $23.1 million in standby letters of credit to guarantee settlement of claims.

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

Our largest customer, Walmart, accounted for 20% of our revenue excluding fuel surcharges in 2024 and 21% of our trade receivables as of December 31, 2024, 19% of our revenue in 2023 and 19% of our trade receivables as of December 31, 2023, and 21% of our revenue in 2022. During each of 2024, 2023 and 2022, approximately 99% of our revenue was generated within the United States.

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

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have six current operating segments that are aggregated into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. See Note 14 for more information.

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

Adoption of new accounting standard: In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” We adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact of this standard is limited to financial statement disclosures.

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2024	2023
License fees	$5,863	$5,557
Parts and tires inventory	5,694	6,286
Insurance premiums	5,324	4,608
Tires in service	4,582	4,984
Contract assets	1,584	2,106
Other	2,841	3,971
	$25,888	$27,512

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2024	2023
Accrued expenses	$10,243	$10,575
Vacation	8,377	9,612
Salaries and wages	1,429	3,800
Accrued income taxes	1,065	-
Other	2,378	2,722
	$23,492	$26,709

3. Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2024, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $23.1 million and remaining borrowing availability of $6.9 million. At December 31, 2023, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $20.7 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at December 31, 2024.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. Our previous credit agreement prohibited us from making such payments in excess of 25% of our net income from the prior fiscal year. A waiver allowing stock redemptions and dividends in excess of the 25% limitation in total amounts of up to $80 million in 2022 was obtained from the lender in March 2022. The current and previous credit agreements also contain restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2024 and December 31, 2023.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2024:

(a)     We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $27,000 in 2024, $195,000 in 2023 and $477,000 in 2022 for tires and related services. In addition, we paid $2.2 million in 2024 and $2.0 million in each of 2023 and 2022 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any accounts payable to that company as of December 31, 2024 or 2023.

(b)     We paid $8,000 in each of 2024 and 2023 and $10,000 in 2022 for building repairs to a company in which one of our directors is the chief executive officer and the principal stockholder. We did not have any accounts payable to that company as of December 31, 2024 or 2023.

5. Income Taxes

The components of the income taxes expense consisted of the following:

(In thousands)	2024	2023	2022
Current:
Federal	$21,254	$33,416	$18,025
State	3,598	4,706	3,914
Total current	24,852	38,122	21,939

Deferred:
Federal	(12,748)	(13,526)	9,795
State	(2,680)	(1,053)	2,083
Total deferred	(15,428)	(14,579)	11,878
Total expense	$9,424	$23,543	$33,817

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	2024	2023	2022
Federal statutory income tax rate	21%	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	2	3	3
Per diem and other non-deductible expenses	4	2	-
Federal tax credits	(1)	-	-
Other, net	-	(1)	(1)
Effective tax rate	26%	25%	23%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2024	2023
Deferred tax assets:
Reserves and accrued liabilities	$12,347	$13,126
Other	1,454	1,212
	13,801	14,338
Deferred tax liabilities:
Depreciation	117,595	133,634
Prepaid expenses	3,240	3,166
	120,835	136,800
Net deferred tax liability	$107,034	$122,462

We have not provided a valuation allowance against deferred tax assets at December 31, 2024 or 2023. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Our reserves for unrecognized tax benefits were $386,000 as of December 31, 2024 and $434,000 as of December 31, 2023. The $48,000 decrease in the amount reserved relates to current period tax positions. If recognized, $305,000 of the unrecognized tax benefits as of December 31, 2024 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $14,000 were recognized in our financial statements as of each of December 31, 2024 and 2023. The federal statute of limitations remains open for 2021 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income	$26,922	$70,373	$110,354
Denominator:
Basic earnings per common share - weighted-average shares	81,406	81,272	81,692
Effect of dilutive stock options	66	141	267
Diluted earnings per common share - weighted-average shares and assumed conversions	81,472	81,413	81,959
Basic earnings per common share	$0.33	$0.87	$1.35
Diluted earnings per common share	$0.33	$0.86	$1.35

Options totaling 504,500, 173,300 and 541,500 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2024, 2023 and 2022, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards (see Note 10) totaling 112,250, 106,582 and 16,632 equivalent shares for 2024, 2023 and 2022, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in 2024, in 2023, or in the third or fourth quarters of 2022. As of December 31, 2024, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

8. Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2024 and 2023 which totaled $19.5 million in each year, and in each quarter of 2022 which totaled $19.6 million.

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

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(In thousands)	2024	2023
Assets:
Other noncurrent assets (a)	$578	$517
Liabilities:
Accrued and other current liabilities	296	268
Noncurrent operating lease liabilities	282	249
Total liabilities	$578	$517

(a)	Operating lease asset balances at December 31, 2024 and 2023.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2025	$318
2026	233
2027	65
2028	11
Total lease payments	627
Adjust to present value	(49)
Total operating lease liabilities	$578

The weighted-average remaining lease term at December 31, 2024 was 27 months and at December 31, 2023 was 33 months. The weighted-average discount rate was 6.5% at December 31, 2024 and 5.1% at December 31, 2023. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2024 and 2023 totaled $253,000 and $89,000, respectively. We paid $307,000 of cash for capitalized operating leases during 2024 and $332,000 during 2023.

Total operating lease expense for 2024 was $5.2 million and for 2023 was $6.5 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $4.9 million and $6.2 million, respectively, of short-term lease expense with an initial term of 12 months or less.

10. Employee Benefits

Equity Incentive Plans - In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). Our Board of Directors adopted the 2015 Plan in March 2015. Under our 2015 Plan, each of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including non-statutory stock options, performance unit awards and shares of common stock, of which 2,781,347 shares have been awarded as of December 31, 2024. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance unit awards are subject to vesting requirements over a five-year period, based on our earnings growth and service with us. Options exercised and performance unit award shares issued represent newly issued shares.

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

As of December 31, 2024, there were 704,421 shares reserved for issuance under options outstanding and 298,791 shares reserved for issuance under outstanding performance unit awards under the 2015 Plan. The 2015 Plan replaced our 2005 Stock Incentive Plan (the “2005 Plan”), which expired by its terms in May 2015.

Under the 2005 Plan, officers, directors and employees were granted non-statutory stock options and performance unit awards with similar terms to the options and awards under the 2015 Plan. As of December 31, 2024 and 2023, there were no remaining shares reserved for issuance under options issued within the 2005 Plan. As of the same dates, there were also no remaining shares reserved for issuance under performance unit awards issued within the 2005 Plan. No additional awards will be granted under the 2005 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2024	2023	2022

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	27%	28%	26%
Risk-free interest rate percentage(3)	4.3%	4.1%	2.9%
Expected dividend yield(4)	1.38%	1.14%	1.13%
Fair value as of the date of grant	$5.26	$6.63	$5.79

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

In May 2018, we granted 68,550 performance unit awards under our 2015 Equity Incentive Plan to certain employees. This was our ninth grant of such awards. As of December 31, 2018 and each December 31st thereafter through December 31, 2022, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of units subject to such award. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our net income for the year being measured over the prior year, and a service vesting percentage of ten percentage points. All payments were made in shares of our common stock. One half of the vested performance units were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricted the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62. We also granted 42,000 performance unit awards in May 2018 and 3,000 awards in August 2018 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. We also granted 3,000 performance unit awards in December 2018 with similar terms to the awards granted in August 2018, except that the awards vested from December 31, 2019 through 2023.

In May 2019, we granted 60,000 performance unit awards under our 2015 Equity Incentive Plan with similar terms to the awards granted in 2018. We also granted 45,000 performance unit awards in May 2019 with similar terms to such awards, except that all vested performance units were paid to the employees immediately upon vesting. These awards granted in 2019 vested from December 31, 2019 through 2023.

In May 2020, we granted 73,205 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2018, except that all vested performance units were paid to the employees immediately upon vesting. These awards granted in 2020 vested from December 31, 2020 through 2024.

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

In May 2024, we granted 125,464 performance unit awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2024 vest from December 31, 2024 through 2028.

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

Total share-based compensation expense recorded in 2024 was $2.2 million ($1.7 million net of income tax benefit, $0.02 earnings per basic and diluted share), in 2023 was $2.3 million ($1.7 million net of income tax benefit, $0.02 earnings per basic and diluted share) and in 2022 was $2.8 million ($2.2 million net of income tax benefit, $0.03 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2024, there was a total of $1.2 million of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 2.4 years, and $4.8 million of unrecognized compensation expense related to unvested performance unit awards, which will be recorded based on the estimated number of units probable of achieving the vesting requirements of the awards through 2028.

Option activity in 2024 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2023	838,150	$16.65
Granted	28,000	17.77
Exercised	(99,829)	13.05
Forfeited	(61,900)	17.26
Outstanding at December 31, 2024	704,421	$17.17
Exercisable at December 31, 2024	441,921	$16.23

The 704,421 options outstanding as of December 31, 2024 have a weighted-average remaining contractual life of 3.3 years and an aggregate intrinsic value based on our closing stock price on December 31, 2024 for in-the-money options of $339,000. The 441,921 options exercisable as of the same date have a weighted-average remaining contractual life of 2.7 years and an aggregate intrinsic value, similarly calculated, of $332,000.

The fair value of options granted in 2024, 2023 and 2022 was $147,000, $258,000 and $819,000, respectively, for service-based options. The total intrinsic value of options exercised in 2024, 2023 and 2022 was $521,000, $1.1 million and $2.0 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2024, 2023 and 2022 were $1.8 million, $2.4 million and $4.0 million, respectively.

Nonvested service-based option awards as of December 31, 2024 and changes during 2024 were as follows:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2023	406,300	$4.88	5.0
Granted	28,000	5.26	6.6
Vested	(128,300)	4.67	3.6
Forfeited	(43,500)	4.57	4.2
Nonvested at December 31, 2024	262,500	$5.07	4.4

The total fair value of options which vested during 2024, 2023 and 2022 was $599,000, $744,000 and $691,000, respectively.

The following table summarizes our nonvested performance unit award activity in 2024:

	Shares		Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	188,400		$19.51
Granted	125,464		17.54
Vested	(49,162	)(1)	18.34
Forfeited	(9,148)		20.26
Nonvested at December 31, 2024	255,554		$18.77

(1)

This number of performance unit award shares vested based on our financial performance in 2024 and will be distributed in March 2025. The fair value of unit award shares that vested in 2024 was $901,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2024 was $23,000 for participants less than age 50 and $30,500 for participants age 50 and above. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2024, 2023 or 2022. Total expense recorded for the plan was $3.4 million in 2024, $3.9 million in 2023 and $4.0 million in 2022.

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

13. Commitments and Contingencies

We are committed to new revenue equipment purchases of $191.2 million in 2025. Operating lease obligation expenditures through 2028 total $627,000.

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

14. Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our six current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our six distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheets were $1.6 million and $2.1 million as of December 31, 2024 and December 31, 2023, respectively. We had no impairment losses on contract assets in 2024 or 2023. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

The following table sets forth for the years indicated our operating revenue and operating income by segment.

(In thousands)	2024	2023	2022
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$377,452	$395,565	$411,448
Truckload fuel surcharge revenue	62,340	69,910	89,014
Total Truckload revenue	439,792	465,475	500,462

Dedicated revenue, net of fuel surcharge revenue	267,077	334,962	336,973
Dedicated fuel surcharge revenue	52,058	73,310	92,119
Total Dedicated revenue	319,135	408,272	429,092

Intermodal revenue, net of fuel surcharge revenue	49,468	75,887	100,452
Intermodal fuel surcharge revenue	9,286	16,191	29,313
Total Intermodal revenue	58,754	92,078	129,765

Brokerage revenue	146,027	165,630	204,559

Total operating revenue	$963,708	$1,131,455	$1,263,878

Operating income/(loss):
Truckload	$3,283	$24,835	$59,392
Dedicated	23,037	48,377	50,566
Intermodal	(3,922)	(156)	10,639
Brokerage	10,822	17,054	22,747
Total operating income	$33,220	$90,110	$143,344

The following segment operating results for the years indicated are provided monthly to our chief operating decision maker, our chief executive officer, and used in assessing segment performance and allocating resources, primarily based upon each segment’s variances in operating revenue, operating income and operating ratio. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$439,792	$319,135	$58,754	$146,027	$963,708
Operating expense (income):
Salaries, wages and benefits	185,871	137,340	11,028	7,493	341,732
Purchased transportation	4,520	10,568	31,612	122,442	169,142
Fuel and fuel taxes	88,868	52,925	5,350	-	147,143
Supplies and maintenance	39,925	20,141	3,285	(14)	63,337
Depreciation	64,074	39,452	6,076	2,051	111,653
Operating taxes and licenses	5,577	4,066	330	329	10,302
Insurance and claims	29,693	21,025	1,617	774	53,109
Communications and utilities	5,121	2,861	223	824	9,029
Gain on disposition of revenue equipment	(2,683)	(2,111)	(177)	-	(4,971)
Other	15,543	9,831	3,332	1,306	30,012
Total operating expenses	436,509	296,098	62,676	135,205	930,488
Operating income/(loss)	$3,283	$23,037	$(3,922)	$10,822	$33,220

Operating ratio	99.3%	92.8%	106.7%	92.6%	96.6%
Operating ratio, net of fuel surcharges	99.1%	91.4%	107.9%	92.6%	96.0%

2023 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$465,475	$408,272	$92,078	$165,630	$1,131,455
Operating expense (income):
Salaries, wages and benefits	189,010	165,257	17,666	6,885	378,818
Purchased transportation	4,958	10,778	47,531	136,067	199,334
Fuel and fuel taxes	98,852	73,083	8,502	-	180,437
Supplies and maintenance	37,495	26,061	3,826	29	67,411
Depreciation	61,644	46,151	7,071	1,856	116,722
Operating taxes and licenses	5,483	4,881	470	219	11,053
Insurance and claims	28,460	24,503	2,341	710	56,014
Communications and utilities	5,064	3,727	359	999	10,149
Gain on disposition of revenue equipment	(6,694)	(6,304)	(614)	-	(13,612)
Other	16,368	11,758	5,082	1,811	35,019
Total operating expenses	440,640	359,895	92,234	148,576	1,041,345
Operating income/(loss)	$24,835	$48,377	$(156)	$17,054	$90,110

Operating ratio	94.7%	88.2%	100.2%	89.7%	92.0%
Operating ratio, net of fuel surcharges	93.7%	85.6%	100.2%	89.7%	90.7%

2022 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$500,462	$429,092	$129,765	$204,559	$1,263,878
Operating expense (income):
Salaries, wages and benefits	188,131	172,179	21,602	8,392	390,304
Purchased transportation	4,835	9,559	65,271	170,127	249,792
Fuel and fuel taxes	114,306	91,091	13,174	-	218,571
Supplies and maintenance	30,495	21,268	4,028	(91)	55,700
Depreciation	56,365	45,630	7,493	1,526	111,014
Operating taxes and licenses	5,037	4,855	516	355	10,763
Insurance and claims	25,848	21,723	2,268	674	50,513
Communications and utilities	4,548	3,471	412	746	9,177
Gain on disposition of revenue equipment	(6,308)	(6,386)	(685)	-	(13,379)
Other	17,813	15,136	5,047	83	38,079
Total operating expenses	441,070	378,526	119,126	181,812	1,120,534
Operating income	$59,392	$50,566	$10,639	$22,747	$143,344

Operating ratio	88.1%	88.2%	91.8%	88.9%	88.7%
Operating ratio, net of fuel surcharges	85.6%	85.0%	89.4%	88.9%	86.4%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

During 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Securities and Exchange Commission Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2025 Proxy Statement is incorporated in this Report by reference.

B.           Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.           Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.           Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2025 Proxy Statement is incorporated in this Report by reference.

E.           Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2025 Proxy Statement is incorporated in this Report by reference.

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

G.           Insider Trading Policy.

Within each of our Code of Ethics we have adopted a formal policy against insider trading which provides guidelines to all of our directors, officers, employees and consultants with respect to trading in our securities, as well as the securities of publicly traded companies with whom we have a business relationship. This policy has been designed to prevent insider trading or even allegations of insider trading.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits” and “Compensation Discussion and Analysis” sections of our 2025 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2025 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2025 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2025 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any stockholder as of March 7, 2025. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item		Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003		Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005		Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015		Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018		Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Amended and Restated Bylaws effective August 15, 2023		Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 21, 2023.

4.1	Specimen form of the Company’s Common Stock Certificate		Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003		See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005		See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015		See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018		See Exhibit 3.4 above.

4.6	Amended and Restated Bylaws effective August 15, 2023		See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock		Filed with this Report.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item		Filing Method

10.2	Credit Agreement, dated as of August 31, 2006, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2006.

10.3	First Amendment to Credit Agreement, effective as of January 1, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007.

10.4	Form of Amended and Restated Change in Control Severance Agreement	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.5

Second Amendment to Credit Agreement, effective as of November 30, 2007, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders

Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-15010).

10.6	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	*	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.7	Form of Indemnification Agreement	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.8	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	*	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.9	Marten Transport, Ltd. Deferred Compensation Plan	*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.10	Form of Second Amendment to Amended and Restated Change in Control Agreement	*	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.11	Third Amendment to Credit Agreement, dated as of May 27, 2011, by and among Marten Transport, Ltd. as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 31, 2011.

Item No.	Item		Filing Method

10.12	Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.13	Fourth Amendment to Credit Agreement, dated as of December 10, 2012, between Marten Transport, Ltd. as borrower and U.S. Bank National Association		Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-15010).

10.14	Fifth Amendment to Credit Agreement, dated as of December 22, 2014, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014.

10.15	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.16	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.17	Marten Transport, Ltd. 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.18	Sixth Amendment to Credit Agreement, dated as of November 4, 2015, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2015.

10.19	Amended and Restated Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

10.20	Seventh Amendment to Credit Agreement, dated as of December 6, 2016, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 12, 2016.

10.21	Second Amended and Restated Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

10.22	Eighth Amendment to Credit Agreement, dated as of August 24, 2018, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 28, 2018.

Item No.	Item		Filing Method

10.23	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

10.24	Ninth Amendment to Credit Agreement, dated as of August 13, 2019, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 14, 2019.

10.25	Form of Performance Unit Award Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2020.

10.26	Tenth Amendment to Credit Agreement, dated as of November 18, 2020, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 18, 2020.

10.27	Eleventh Amendment to Credit Agreement, dated as of August 17, 2021, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 20, 2021.

10.28	Twelfth Amendment to Credit Agreement, dated as of March 1, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto as lenders, and U.S. Bank National Association, as agent for the lenders		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2022.

10.29	Credit Agreement, dated as of August 16, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2022.

10.30	Named Executive Officer Compensation	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2023.

19.1	Code of Ethics (Insider Trading Policy)		Filed with this Report.

23.1	Consent of Grant Thornton LLP		Filed with this Report.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Registrant’s Chief Executive Officer (Principal Executive Officer)		Filed with this Report.

Item No.	Item	Filing Method

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by James J. Hinnendael, the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

97.1	Marten Transport, Ltd. Clawback Policy	Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed February 28, 2024.

101	The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 28, 2025, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

* A management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2025	MARTEN TRANSPORT, LTD.

By /s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Patricia L. Jones

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2024	$47,017	$62,868	$(65,639	) (1)	$44,246
Year ended December 31, 2023	45,747	71,230	(69,960	) (1)	47,017
Year ended December 31, 2022	42,014	67,790	(64,057	) (1)	45,747

Allowance for doubtful accounts:
Year ended December 31, 2024	497	-	(1	) (2)	496
Year ended December 31, 2023	500	-	(3	) (2)	497
Year ended December 31, 2022	348	350	(198	) (2)	500

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.