Form 10-Q
period 2025-03-31
MARTEN TRANSPORT LTD
filed 2025-05-09
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,493,424 as of April 24, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,905	$17,267
Receivables:
Trade, net	95,250	89,992
Other	4,724	5,364
Prepaid expenses and other	22,621	25,888
Total current assets	162,500	138,511

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,199,378	1,198,737
Accumulated depreciation	(380,321)	(370,124)
Net property and equipment	819,057	828,613
Other noncurrent assets	1,775	1,633
Total assets	$983,332	$968,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,783	$25,781
Insurance and claims accruals	43,486	44,246
Accrued and other current liabilities	28,354	23,492
Total current liabilities	109,623	93,519
Deferred income taxes	105,824	107,034
Noncurrent operating lease liabilities	385	282
Total liabilities	215,832	200,835

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,493,424 shares at March 31, 2025, and 81,463,938 shares at December 31, 2024, issued and outstanding	815	815
Additional paid-in capital	53,073	52,941
Retained earnings	713,612	714,166
Total stockholders’ equity	767,500	767,922
Total liabilities and stockholders’ equity	$983,332	$968,757

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2025	2024

Operating revenue	$223,152	$249,672

Operating expenses (income):
Salaries, wages and benefits	78,800	88,762
Purchased transportation	37,656	41,814
Fuel and fuel taxes	33,117	39,561
Supplies and maintenance	15,513	16,070
Depreciation	27,470	28,527
Operating taxes and licenses	2,417	2,575
Insurance and claims	13,377	11,657
Communications and utilities	2,279	2,371
Gain on disposition of revenue equipment	(1,665)	(1,171)
Other	8,329	7,256

Total operating expenses	217,293	237,422

Operating income	5,859	12,250

Other	(349)	(796)

Income before income taxes	6,208	13,046

Income taxes expense	1,873	3,400

Net income	$4,335	$9,646

Basic earnings per common share	$0.05	$0.12

Diluted earnings per common share	$0.05	$0.12

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	81,312	$813	$49,789	$706,784	$757,386
Net income	-	-	-	9,646	9,646
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	51	1	306	-	307
Employee taxes paid in exchange for shares withheld	-	-	(382)	-	(382)
Share-based payment arrangement compensation expense	-	-	353	-	353
Dividends on common stock, $0.06 per share	-	-	-	(4,881)	(4,881)
Balance at March 31, 2024	81,363	814	50,066	711,549	762,429
Net income	-	-	-	17,276	17,276
Issuance of common stock from share-based payment arrangement exercises	101	1	992	-	993
Share-based payment arrangement compensation expense	-	-	1,883	-	1,883
Dividends on common stock, $0.18 per share	-	-	-	(14,659)	(14,659)
Balance at December 31, 2024	81,464	815	52,941	714,166	767,922
Net income	-	-	-	4,335	4,335
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	29	-	9	-	9
Employee taxes paid in exchange for shares withheld	-	-	(284)	-	(284)
Share-based payment arrangement compensation expense	-	-	407	-	407
Dividends on common stock, $0.06 per share	-	-	-	(4,889)	(4,889)
Balance at March 31, 2025	81,493	$815	$53,073	$713,612	$767,500

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Operations:
Net income	$4,335	$9,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,470	28,527
Tires in service amortization	1,584	1,763
Gain on disposition of revenue equipment	(1,665)	(1,171)
Deferred income taxes	(1,210)	(3,516)
Share-based payment arrangement compensation expense	407	353
Changes in other current operating items:
Receivables	(3,571)	6,025
Prepaid expenses and other	2,387	1,810
Accounts payable	2,282	2,197
Insurance and claims accruals	(760)	(2,720)
Accrued and other current liabilities	4,956	2,808
Net cash provided by operating activities	36,215	45,722

Cash flows used for investing activities:
Revenue equipment additions	(16,454)	(28,443)
Proceeds from revenue equipment dispositions	10,481	10,075
Buildings and land, office equipment and other additions	(2,388)	(1,840)
Proceeds from buildings and land, office equipment and other dispositions	-	8
Other	(52)	(49)
Net cash used for investing activities	(8,413)	(20,249)

Cash flows used for financing activities:
Dividends on common stock	(4,889)	(4,881)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	9	307
Employee taxes paid in exchange for shares withheld	(284)	(382)
Net cash used for financing activities	(5,164)	(4,956)

Net change in cash and cash equivalents	22,638	20,517

Cash and cash equivalents:
Beginning of period	17,267	53,213
End of period	$39,905	$73,730

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$8,673	$(6,780)
Operating lease assets and liabilities acquired	$171	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2024 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2025	2024
Numerator:
Net income	$4,335	$9,646
Denominator:
Basic earnings per common share - weighted-average shares	81,493	81,350
Effect of dilutive stock options	15	87
Diluted earnings per common share - weighted-average shares and assumed conversions	81,508	81,437

Basic earnings per common share	$0.05	$0.12
Diluted earnings per common share	$0.05	$0.12

Options totaling 605,371 and 524,900 equivalent shares for the three-month periods ended March 31, 2025 and March 31, 2024, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 114,276 and 82,788 equivalent shares for the three-month periods ended March 31, 2025 and March 31, 2024, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $22.4 million and remaining borrowing availability of $7.6 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at March 31, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2025 and December 31, 2024.

(4) Related Party Transactions

We purchase tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $100 in the first three months of 2025 and $2,000 in the first three months of 2024 for tires and related services. In addition, we paid $166,000 in the first three months of 2025 and $438,000 in the first three months of 2024 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first quarter of 2025, in 2024 or 2023, or in the third or fourth quarters of 2022. As of March 31, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2025 and 2024 which totaled $4.9 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2025, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in each of the first three months of 2025 and 2024 was $407,000 and $353,000, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $124.3 million for the remainder of 2025. Operating lease obligation expenditures through 2028 total $742,000.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We renewed our liability insurance policies effective June 1, 2024 and are responsible for the first $2.0 million on each auto liability claim with an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy year effective June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review, and reserve currently for the estimated cost of the uninsured portion of pending claims.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.2 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively. We had no impairment losses on contract assets in the first three months of 2025 or 2024. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months
	Ended March 31,
(In thousands)	2025	2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$90,106	$95,022
Truckload fuel surcharge revenue	14,285	16,529
Total Truckload revenue	104,391	111,551

Dedicated revenue, net of fuel surcharge revenue	62,405	71,738
Dedicated fuel surcharge revenue	11,220	14,722
Total Dedicated revenue	73,625	86,460

Intermodal revenue, net of fuel surcharge revenue	10,268	13,281
Intermodal fuel surcharge revenue	1,849	2,691
Total Intermodal revenue	12,117	15,972

Brokerage revenue	33,019	35,689
Total operating revenue	$223,152	$249,672

Operating income/(loss):
Truckload	$(300)	$489
Dedicated	4,854	9,258
Intermodal	(855)	(194)
Brokerage	2,160	2,697
Total operating income	$5,859	$12,250

The following segment operating results for the periods indicated are provided monthly to our chief operating decision maker, our chief executive officer, and used in assessing segment performance and allocating resources, primarily based upon each segment’s variances in operating revenue, operating income and operating ratio. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

Three Months Ended March 31, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$104,391	$73,625	$12,117	$33,019	$223,152
Operating expense (income):
Salaries, wages and benefits	43,430	31,434	2,148	1,788	78,800
Purchased transportation	1,055	2,344	6,552	27,705	37,656
Fuel and fuel taxes	20,453	11,747	917	-	33,117
Supplies and maintenance	10,249	4,532	730	2	15,513
Depreciation	16,054	9,551	1,359	506	27,470
Operating taxes and licenses	1,367	967	62	21	2,417
Insurance and claims	7,486	5,345	351	195	13,377
Communications and utilities	1,265	746	55	213	2,279
Gain on disposition of revenue equipment	(915)	(708)	(42)	-	(1,665)
Other	4,247	2,813	840	429	8,329
Total operating expenses	104,691	68,771	12,972	30,859	217,293
Operating income/(loss)	$(300)	$4,854	$(855)	$2,160	$5,859

Operating ratio	100.3%	93.4%	107.1%	93.5%	97.4%
Operating ratio, net of fuel surcharges	100.3%	92.2%	108.3%	93.5%	97.0%

Three Months Ended March 31, 2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$111,551	$86,460	$15,972	$35,689	$249,672
Operating expense (income):
Salaries, wages and benefits	48,080	35,746	3,069	1,867	88,762
Purchased transportation	1,176	2,745	8,082	29,811	41,814
Fuel and fuel taxes	23,322	15,000	1,239	-	39,561
Supplies and maintenance	10,221	5,007	847	(5)	16,070
Depreciation	16,104	10,326	1,576	521	28,527
Operating taxes and licenses	1,362	1,044	89	80	2,575
Insurance and claims	6,369	4,791	376	121	11,657
Communications and utilities	1,295	796	68	212	2,371
Gain on disposition of revenue equipment	(628)	(500)	(43)	-	(1,171)
Other	3,761	2,247	863	385	7,256
Total operating expenses	111,062	77,202	16,166	32,992	237,422
Operating income/(loss)	$489	$9,258	$(194)	$2,697	$12,250

Operating ratio	99.6%	89.3%	101.2%	92.4%	95.1%
Operating ratio, net of fuel surcharges	99.5%	87.1%	101.5%	92.4%	94.3%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2024. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $26.5 million, or 10.6%, in the first three months of 2025 from the first three months of 2024. Our operating revenue, net of fuel surcharges, decreased $19.9 million, or 9.2%, compared with the first three months of 2024. Truckload segment revenue, net of fuel surcharges, decreased 5.2% from the first three months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 13.0% from the first three months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 22.7% from the first three months of 2024, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 7.5% from the first three months of 2024, primarily due to a decrease in our revenue per load. Fuel surcharge revenue decreased to $27.4 million in the first three months of 2025 from $33.9 million in the first three months of 2024.

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

Our operating income declined 52.2% to $5.9 million in the first three months of 2025 from $12.3 million in the first three months of 2024. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.4% in the first three months of 2025 and 95.1% in the first three months of 2024. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 97.0% in the first three months of 2025 from 94.3% in the first three months of 2024. Our net income declined 55.1% to $4.3 million, or $0.05 per diluted share, in the first three months of 2025 from $9.6 million, or $0.12 per diluted share, in the first three months of 2024.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At March 31, 2025, we had $39.9 million of cash and cash equivalents, $767.5 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2025, net cash flows provided by operating activities of $36.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.0 million, to pay cash dividends of $4.9 million and to purchase other assets in the amount of $2.4 million, resulting in a $22.6 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $107 million for the remainder of 2025. Quarterly cash dividends of $0.06 per share of common stock were paid in the first three months of 2025 which totaled $4.9 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2025	2024
Truckload Segment:
Revenue (in thousands)	$104,391	$111,551
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,196	$3,996
Average tractors(1)	1,670	1,830
Average miles per trip	537	537
Total miles (in thousands)	38,273	39,703

Dedicated Segment:
Revenue (in thousands)	$73,625	$86,460
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,846	$3,781
Average tractors(1)	1,262	1,459
Average miles per trip	308	329
Total miles (in thousands)	25,236	29,080

Intermodal Segment:
Revenue (in thousands)	$12,117	$15,972
Loads	3,657	4,589
Average tractors	77	126

Brokerage Segment:
Revenue (in thousands)	$33,019	$35,689
Loads	20,416	20,061

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 82 and 96 tractors as of March 31, 2025 and 2024, respectively.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$90,106	$95,022	$(4,916)	(5.2)%
Truckload fuel surcharge revenue	14,285	16,529	(2,244)	(13.6)
Total Truckload revenue	104,391	111,551	(7,160)	(6.4)

Dedicated revenue, net of fuel surcharge revenue	62,405	71,738	(9,333)	(13.0)
Dedicated fuel surcharge revenue	11,220	14,722	(3,502)	(23.8)
Total Dedicated revenue	73,625	86,460	(12,835)	(14.8)

Intermodal revenue, net of fuel surcharge revenue	10,268	13,281	(3,013)	(22.7)
Intermodal fuel surcharge revenue	1,849	2,691	(842)	(31.3)
Total Intermodal revenue	12,117	15,972	(3,855)	(24.1)

Brokerage revenue	33,019	35,689	(2,670)	(7.5)

Total operating revenue	$223,152	$249,672	$(26,520)	(10.6)%

Operating income/(loss):
Truckload	$(300)	$489	$(789)	(161.3)%
Dedicated	4,854	9,258	(4,404)	(47.6)
Intermodal	(855)	(194)	(661)	(340.7)
Brokerage	2,160	2,697	(537)	(19.9)
Total operating income	$5,859	$12,250	$(6,391)	(52.2)%

Operating ratio:
Truckload	100.3%	99.6%
Dedicated	93.4	89.3
Intermodal	107.1	101.2
Brokerage	93.5	92.4
Consolidated operating ratio	97.4%	95.1%

Operating ratio, net of fuel surcharges:
Truckload	100.3%	99.5%
Dedicated	92.2	87.1
Intermodal	108.3	101.5
Brokerage	93.5	92.4
Consolidated operating ratio, net of fuel surcharges	97.0%	94.3%

Our operating revenue decreased $26.5 million, or 10.6%, to $223.2 million in the 2025 period from $249.7 million in the 2024 period. Our operating revenue, net of fuel surcharges, decreased $19.9 million, or 9.2%, to $195.8 million in the 2025 period from $215.7 million in the 2024 period. This decrease in the 2025 period was due to a $9.3 million decrease in Dedicated revenue, net of fuel surcharges, a $4.9 million decrease in Truckload revenue, net of fuel surcharges, a $3.0 million decrease in Intermodal revenue, net of fuel surcharges, and a $2.7 million decrease in Brokerage revenue. Fuel surcharge revenue decreased to $27.4 million in the 2025 period from $33.9 million in the 2024 period.

In addition to the factors discussed below, our profitability across each segment in the 2025 period was impacted by a freight market which has considerably softened from the conditions during the 2024 period.

Truckload segment revenue decreased $7.2 million, or 6.4%, to $104.4 million in the 2025 period from $111.6 million in the 2024 period. Truckload segment revenue, net of fuel surcharges, decreased $4.9 million, or 5.2%, to $90.1 million in the 2025 period from $95.0 million in the 2024 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 100.3% in the 2025 period from 99.6% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims, depreciation and maintenance costs, partially offset by lower company driver compensation, as a percentage of revenue, along with improved average revenue per tractor.

Dedicated segment revenue decreased $12.8 million, or 14.8%, to $73.6 million in the 2025 period from $86.5 million in the 2024 period. Dedicated segment revenue, net of fuel surcharges, decreased 13.0%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 93.4% in the 2025 period from 89.3% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims and depreciation expense, as a percentage of revenue.

Intermodal segment revenue decreased $3.9 million, or 24.1%, to $12.1 million in the 2025 period from $16.0 million in the 2024 period. Intermodal segment revenue, net of fuel surcharges, decreased 22.7% from the 2024 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2025 period increased to 107.1% from 101.2% in the 2024 period. Impacting the 2025 period operating ratio was the decrease in our revenue per load along with higher depreciation and purchased transportation costs, as a percentage of revenue.

Brokerage segment revenue decreased $2.7 million, or 7.5%, to $33.0 million in the 2025 period from $35.7 million in the 2024 period, primarily due to a decrease in our revenue per load. The operating ratio in the 2025 period of 93.5% was up from 92.4% in the 2024 period. This increase was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(26,520)	(10.6)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(9,962)	(11.2)	35.3	35.6
Purchased transportation	(4,158)	(9.9)	16.9	16.7
Fuel and fuel taxes	(6,444)	(16.3)	14.8	15.8
Supplies and maintenance	(557)	(3.5)	7.0	6.4
Depreciation	(1,057)	(3.7)	12.3	11.4
Operating taxes and licenses	(158)	(6.1)	1.1	1.0
Insurance and claims	1,720	14.8	6.0	4.7
Communications and utilities	(92)	(3.9)	1.0	0.9
Gain on disposition of revenue equipment	(494)	(42.2)	(0.7)	(0.5)
Other	1,073	14.8	3.7	2.9
Total operating expenses	(20,129)	(8.5)	97.4	95.1
Operating income	(6,391)	(52.2)	2.6	4.9
Other	447	56.2	(0.2)	(0.3)
Income before income taxes	(6,838)	(52.4)	2.8	5.2
Income taxes expense	(1,527)	(44.9)	0.8	1.4
Net income	$(5,311)	(55.1)%	1.9%	3.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $10.0 million, or 11.2%, in the 2025 period from the 2024 period. This decrease resulted primarily from both lower company driver compensation expense of $7.6 million and non-driver compensation expense of $1.1 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.2 million in total, or 9.9%, in the 2025 period from the 2024 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment decreased $2.1 million to $27.7 million in the 2025 period from $29.8 million in the 2024 period, primarily due to a decrease in our cost per load, which corresponds with the decrease in our revenue per load over the same periods. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $6.6 million in the 2025 period from $8.1 million in the 2024 period, primarily due to a decrease in our number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased $522,000 in the 2025 period.

Fuel and fuel taxes decreased by $6.4 million, or 16.3%, in the 2025 period from the 2024 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $709,000, or 8.4%, to $7.7 million in the 2025 period from $8.4 million in the 2024 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.9 million from $2.8 million in the 2024 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.63 per gallon from $3.96 per gallon in the 2024 period. Despite this price decrease, our net fuel expense was 4.7% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in each of the 2025 and 2024 periods. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $557,000, or 3.5%, from the 2024 period primarily due to lower tires and tolls costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $1.1 million, or 3.7%, decrease in depreciation in the 2025 period was primarily due to a decrease in our average tractor fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $1.7 million, or 14.8%, increase in insurance and claims in the 2025 period was primarily due to increases in our self-insured auto liability claim costs and insurance premiums, partially offset by lower self-insured costs of physical damage claims related to our revenue equipment and workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $1.7 million in the 2025 period from $1.2 million in the 2024 period due to an increase in the average gain for our tractor and trailer sales and a slight increase in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $1.1 million, or 14.8%, increase in other operating expenses in the 2025 period was primarily due to an increase in legal costs.

Our operating income declined 52.2% to $5.9 million in the 2025 period from $12.3 million in the 2024 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.4% in the 2025 period and 95.1% in the 2024 period. The operating ratio for our Truckload segment was 100.3% in the 2025 period and 99.6% in the 2024 period, for our Dedicated segment was 93.4% in the 2025 period and 89.3% in the 2024 period, for our Intermodal segment was 107.1% in the 2025 period and 101.2% in the 2024 period, and for our Brokerage segment was 93.5% in the 2025 period and 92.4% in the 2024 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 97.0% in the 2025 period and 94.3% in the 2024 period.

Our effective income tax rate increased to 30.2% in the 2025 period from 26.1% in the 2024 period primarily due to increases in per diem and other non-deductible expenses as a percentage of projected earnings.

As a result of the factors described above, net income declined 55.1% to $4.3 million, or $0.05 per diluted share, in the 2025 period from $9.6 million, or $0.12 per diluted share, in the 2024 period.

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

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash flows provided by operating activities	$36,215	$45,722
Net cash flows used for investing activities	(8,413)	(20,249)
Net cash flows used for financing activities	(5,164)	(4,956)

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

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first quarter of 2025, in 2024 or 2023, or in the third or fourth quarters of 2022. As of March 31, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first three months of 2025, net cash flows provided by operating activities of $36.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.0 million, to pay cash dividends of $4.9 million and to purchase other assets in the amount of $2.4 million, resulting in a $22.6 million increase in cash and cash equivalents. In the first three months of 2024, net cash flows provided by operating activities of $45.7 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $18.4 million, to pay cash dividends of $4.9 million and to construct and upgrade regional operating facilities in the amount of $1.6 million, resulting in a $20.5 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $107 million for the remainder of 2025. This amount includes commitments to purchase $124.3 million of new revenue equipment, prior to considering proceeds from dispositions. Additionally, operating lease obligations total $742,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2025 and 2024 which totaled $4.9 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $22.4 million and remaining borrowing availability of $7.6 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at March 31, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2025 and December 31, 2024.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at March 31, 2025.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

There have been no material changes in the critical accounting estimates disclosed by us under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.9 million. Based upon our fuel consumption in the first three months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.6 million. There were no material quantitative changes in market risk since the first three months of 2024.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2024, except for an update of the following risk factor:

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

Recently, the Trump administration has imposed new and increased tariff rates on imported goods from a number of countries. Although it is difficult to forecast the depth and duration of the resulting impact since the tariff policies are rapidly evolving and changing, such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in decreased shipping volumes and have an adverse impact on our revenue and results of operations. In addition, the imposition of additional tariffs or quotas or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the cost of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge programs, either of which could have an adverse effect on our business.

Lastly, it is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements or other related events and the subsequent effects on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Securities and Exchange Commission Regulation S-K.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the SEC on May 9, 2025, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 9, 2025	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2025	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)