Form 10-Q
period 2025-06-30
MARTEN TRANSPORT LTD
filed 2025-08-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter period ended June 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,520,424 as of July 24, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,052	$17,267
Receivables:
Trade, net	91,432	89,992
Other	7,387	5,364
Prepaid expenses and other	21,942	25,888
Total current assets	155,813	138,511

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,207,399	1,198,737
Accumulated depreciation	(373,131)	(370,124)
Net property and equipment	834,268	828,613
Other noncurrent assets	1,735	1,633
Total assets	$991,816	$968,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,894	$25,781
Insurance and claims accruals	43,817	44,246
Accrued and other current liabilities	27,974	23,492
Total current liabilities	116,685	93,519
Deferred income taxes	104,098	107,034
Noncurrent operating lease liabilities	317	282
Total liabilities	221,100	200,835

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,520,424 shares at June 30, 2025, and 81,463,938 shares at December 31, 2024, issued and outstanding	815	815
Additional paid-in capital	53,994	52,941
Retained earnings	715,907	714,166
Total stockholders’ equity	770,716	767,922
Total liabilities and stockholders’ equity	$991,816	$968,757

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2025	2024	2025	2024

Operating revenue	$229,922	$246,238	$453,074	$495,910

Operating expenses (income):
Salaries, wages and benefits	78,570	86,519	157,370	175,281
Purchased transportation	43,123	43,235	80,779	85,049
Fuel and fuel taxes	32,591	38,809	65,708	78,370
Supplies and maintenance	15,606	16,472	31,119	32,542
Depreciation	27,307	28,206	54,777	56,733
Operating taxes and licenses	2,451	2,539	4,868	5,114
Insurance and claims	15,852	12,559	29,229	24,216
Communications and utilities	2,164	2,297	4,443	4,668
Gain on disposition of revenue equipment	(5,182)	(2,532)	(6,847)	(3,703)
Other	7,706	8,160	16,035	15,416

Total operating expenses	220,188	236,264	437,481	473,686

Operating income	9,734	9,974	15,593	22,224

Other	(436)	(1,014)	(785)	(1,810)

Income before income taxes	10,170	10,988	16,378	24,034

Income taxes expense	2,984	3,099	4,857	6,499

Net income	$7,186	$7,889	$11,521	$17,535

Basic earnings per common share	$0.09	$0.10	$0.14	$0.22

Diluted earnings per common share	$0.09	$0.10	$0.14	$0.22

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	81,464	$815	$52,941	$714,166	$767,922
Net income	-	-	-	4,335	4,335
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	29	-	9	-	9
Employee taxes paid in exchange for shares withheld	-	-	(284)	-	(284)
Share-based payment arrangement compensation expense	-	-	407	-	407
Dividends on common stock, $0.06 per share	-	-	-	(4,889)	(4,889)
Balance at March 31, 2025	81,493	815	53,073	713,612	767,500
Net income	-	-	-	7,186	7,186
Issuance of common stock from share-based payment arrangement exercises	27	-	-	-	-
Share-based payment arrangement compensation expense	-	-	921	-	921
Dividends on common stock, $0.06 per share	-	-	-	(4,891)	(4,891)
Balance at June 30, 2025	81,520	$815	$53,994	$715,907	$770,716

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	81,312	$813	$49,789	$706,784	$757,386
Net income	-	-	-	9,646	9,646
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	51	1	306	-	307
Employee taxes paid in exchange for shares withheld	-	-	(382)	-	(382)
Share-based payment arrangement compensation expense	-	-	353	-	353
Dividends on common stock, $0.06 per share	-	-	-	(4,881)	(4,881)
Balance at March 31, 2024	81,363	814	50,066	711,549	762,429
Net income	-	-	-	7,889	7,889
Issuance of common stock from share-based payment arrangement exercises	52	-	308	-	308
Share-based payment arrangement compensation expense	-	-	1,011	-	1,011
Dividends on common stock, $0.06 per share	-	-	-	(4,884)	(4,884)
Balance at June 30, 2024	81,415	$814	$51,385	$714,554	$766,753

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Operations:
Net income	$11,521	$17,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,777	56,733
Tires in service amortization	3,218	3,543
Gain on disposition of revenue equipment	(6,847)	(3,703)
Deferred income taxes	(2,936)	1,476
Share-based payment arrangement compensation expense	1,328	1,364
Changes in other current operating items:
Receivables	(413)	9,185
Prepaid expenses and other	2,116	(5,675)
Accounts payable	2,329	2,885
Insurance and claims accruals	(429)	(2,721)
Accrued and other current liabilities	4,704	921
Net cash provided by operating activities	69,368	81,543

Cash flows used for investing activities:
Revenue equipment additions	(73,141)	(91,884)
Proceeds from revenue equipment dispositions	34,337	47,658
Buildings and land, office equipment and other additions	(2,672)	(3,758)
Proceeds from buildings and land, office equipment and other dispositions	-	8
Other	(52)	(49)
Net cash used for investing activities	(41,528)	(48,025)

Cash flows used for financing activities:
Dividends on common stock	(9,780)	(9,765)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	9	615
Employee taxes paid in exchange for shares withheld	(284)	(382)
Net cash used for financing activities	(10,055)	(9,532)

Net change in cash and cash equivalents	17,785	23,986

Cash and cash equivalents:
Beginning of period	17,267	53,213
End of period	$35,052	$77,199

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$13,734	$3,109
Operating lease assets and liabilities acquired	$287	$88

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,390	$2,362

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$7,186	$7,889	$11,521	$17,535
Denominator:
Basic earnings per common share - weighted-average shares	81,510	81,381	81,502	81,365
Effect of dilutive stock options	7	65	10	77
Diluted earnings per common share - weighted-average shares and assumed conversions	81,517	81,446	81,512	81,442

Basic earnings per common share	$0.09	$0.10	$0.14	$0.22
Diluted earnings per common share	$0.09	$0.10	$0.14	$0.22

Options totaling 638,071 and 615,898 equivalent shares for the three-month and six-month periods ended June 30, 2025, respectively, and 543,500 and 533,400 equivalent shares for the three-month and six-month periods ended June 30, 2024, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 181,111 equivalent shares for each of the three-month and six-month periods ended June 30, 2025, and 148,520 equivalent shares for each of the three-month and six-month periods ended June 30, 2024, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At June 30, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $22.4 million and remaining borrowing availability of $7.6 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at June 30, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2025 and December 31, 2024.

(4) Related Party Transactions

We purchase tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $13,000 in the first six months of 2025 and $14,000 in the first six months of 2024 for tires and related services. In addition, we paid $613,000 in the first six months of 2025 and $1.2 million in the first six months of 2024 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $7,000 in the first six months of 2024 for building repairs and had no transactions with that company in the first six months of 2025. Larry B. Hagness, one of our directors, is the chief executive officer and principal stockholder of Durand Builders Service, Inc.

(5) Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first six months of 2025, in 2024 or 2023, or in the third or fourth quarters of 2022. As of June 30, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2025 and 2024 which totaled $9.8 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first six months of 2025, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance unit awards recorded in each of the first six months of 2025 and 2024 was $1.3 million and $1.4 million, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $64.3 million for the remainder of 2025. Operating lease obligation expenditures through 2028 total $698,000.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We renewed our liability insurance policies effective June 1, 2025, and are responsible for the first $3.0 million on each auto liability claim. For the policy year effective June 1, 2024, we are responsible for the first $2.0 million on each auto liability claim. For both policy years, we are also responsible for an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy year effective June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage for per-incident and total losses in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review, and reserve currently for the estimated cost of the uninsured portion of pending claims.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers. See Note 12 for a description of the agreement we announced on July 22, 2025 to sell the assets and associated customer contracts related to our Intermodal business.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.2 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively. We had no impairment losses on contract assets in the first six months of 2025 or 2024. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,484	$96,046	$182,590	$191,068
Truckload fuel surcharge revenue	14,002	16,477	28,287	33,006
Total Truckload revenue	106,486	112,523	210,877	224,074

Dedicated revenue, net of fuel surcharge revenue	61,338	67,444	123,743	139,182
Dedicated fuel surcharge revenue	10,536	13,822	21,756	28,544
Total Dedicated revenue	71,874	81,266	145,499	167,726

Intermodal revenue, net of fuel surcharge revenue	10,093	12,660	20,361	25,941
Intermodal fuel surcharge revenue	1,610	2,404	3,459	5,095
Total Intermodal revenue	11,703	15,064	23,820	31,036

Brokerage revenue	39,859	37,385	72,878	73,074
Total operating revenue	$229,922	$246,238	$453,074	$495,910

Operating income/(loss):
Truckload	$2,344	$1,115	$2,044	$1,604
Dedicated	5,429	6,650	10,283	15,908
Intermodal	(735)	(684)	(1,590)	(878)
Brokerage	2,696	2,893	4,856	5,590
Total operating income	$9,734	$9,974	$15,593	$22,224

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

Three Months Ended June 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$106,486	$71,874	$11,703	$39,859	$229,922
Operating expense (income):
Salaries, wages and benefits	43,726	30,785	2,078	1,981	78,570
Purchased transportation	864	2,371	6,359	33,529	43,123
Fuel and fuel taxes	20,793	10,755	1,043	-	32,591
Supplies and maintenance	10,410	4,566	625	5	15,606
Depreciation	16,219	9,378	1,217	493	27,307
Operating taxes and licenses	1,418	947	60	26	2,451
Insurance and claims	8,997	6,100	353	402	15,852
Communications and utilities	1,195	689	55	225	2,164
Gain on disposition of revenue equipment	(3,394)	(1,661)	(127)	-	(5,182)
Other	3,914	2,515	775	502	7,706
Total operating expenses	104,142	66,445	12,438	37,163	220,188
Operating income/(loss)	$2,344	$5,429	$(735)	$2,696	$9,734

Operating ratio	97.8%	92.4%	106.3%	93.2%	95.8%
Operating ratio, net of fuel surcharges	97.5%	91.1%	107.3%	93.2%	95.2%

Six Months Ended June 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$210,877	$145,499	$23,820	$72,878	$453,074
Operating expense (income):
Salaries, wages and benefits	87,156	62,219	4,226	3,769	157,370
Purchased transportation	1,919	4,715	12,911	61,234	80,779
Fuel and fuel taxes	41,246	22,502	1,960	-	65,708
Supplies and maintenance	20,659	9,098	1,355	7	31,119
Depreciation	32,273	18,929	2,576	999	54,777
Operating taxes and licenses	2,785	1,914	122	47	4,868
Insurance and claims	16,483	11,445	704	597	29,229
Communications and utilities	2,460	1,435	110	438	4,443
Gain on disposition of revenue equipment	(4,309)	(2,369)	(169)	-	(6,847)
Other	8,161	5,328	1,615	931	16,035
Total operating expenses	208,833	135,216	25,410	68,022	437,481
Operating income/(loss)	$2,044	$10,283	$(1,590)	$4,856	$15,593

Operating ratio	99.0%	92.9%	106.7%	93.3%	96.6%
Operating ratio, net of fuel surcharges	98.9%	91.7%	107.8%	93.3%	96.1%

Three Months Ended June 30, 2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$112,523	$81,266	$15,064	$37,385	$246,238
Operating expense (income):
Salaries, wages and benefits	47,373	34,227	2,847	2,072	86,519
Purchased transportation	1,219	2,790	7,933	31,293	43,235
Fuel and fuel taxes	23,418	13,914	1,477	-	38,809
Supplies and maintenance	10,381	5,363	721	7	16,472
Depreciation	16,212	9,929	1,556	509	28,206
Operating taxes and licenses	1,348	978	86	127	2,539
Insurance and claims	7,070	4,933	381	175	12,559
Communications and utilities	1,303	736	61	197	2,297
Gain on disposition of revenue equipment	(1,359)	(1,079)	(94)	-	(2,532)
Other	4,443	2,825	780	112	8,160
Total operating expenses	111,408	74,616	15,748	34,492	236,264
Operating income/(loss)	$1,115	$6,650	$(684)	$2,893	$9,974

Operating ratio	99.0%	91.8%	104.5%	92.3%	95.9%
Operating ratio, net of fuel surcharges	98.8%	90.1%	105.4%	92.3%	95.3%

Six Months Ended June 30, 2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$224,074	$167,726	$31,036	$73,074	$495,910
Operating expense (income):
Salaries, wages and benefits	95,453	69,973	5,916	3,939	175,281
Purchased transportation	2,395	5,535	16,015	61,104	85,049
Fuel and fuel taxes	46,740	28,914	2,716	-	78,370
Supplies and maintenance	20,602	10,370	1,568	2	32,542
Depreciation	32,316	20,255	3,132	1,030	56,733
Operating taxes and licenses	2,710	2,022	175	207	5,114
Insurance and claims	13,439	9,724	757	296	24,216
Communications and utilities	2,598	1,532	129	409	4,668
Gain on disposition of revenue equipment	(1,987)	(1,579)	(137)	-	(3,703)
Other	8,204	5,072	1,643	497	15,416
Total operating expenses	222,470	151,818	31,914	67,484	473,686
Operating income/(loss)	$1,604	$15,908	$(878)	$5,590	$22,224

Operating ratio	99.3%	90.5%	102.8%	92.4%	95.5%
Operating ratio, net of fuel surcharges	99.2%	88.6%	103.4%	92.4%	94.8%

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

(12) Sale of Intermodal Business Assets Subsequent Event

On July 22, 2025, we announced that we have entered into an agreement to sell the assets related to our Intermodal business to Hub Group, Inc. The transaction is structured as an asset sale of certain Intermodal equipment, including over 1,200 refrigerated containers, and associated customer contracts to Hub Group, Inc. for $51.8 million in cash, and is expected to close by the end of the third quarter subject to certain customary closing conditions. The transaction is not expected to have a material impact on our results of operations.

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

Our Intermodal segment transports our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affect our Intermodal revenue are the rate per mile and other charges we receive from our customers. See Note 12 for a description of the agreement we announced on July 22, 2025 to sell the assets and associated customer contracts related to our Intermodal business.

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

Our operating revenue decreased $42.8 million, or 8.6%, in the first six months of 2025 from the first six months of 2024. Our operating revenue, net of fuel surcharges, decreased $29.7 million, or 6.9%, compared with the first six months of 2024. Truckload segment revenue, net of fuel surcharges, decreased 4.4% from the first six months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 11.1% from the first six months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 21.5% from the first six months of 2024, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 0.3% from the first six months of 2024, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. Fuel surcharge revenue decreased to $53.5 million in the first six months of 2025 from $66.6 million in the first six months of 2024.

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

Our operating income declined 29.8% to $15.6 million in the first six months of 2025 from $22.2 million in the first six months of 2024. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.6% in the first six months of 2025 and 95.5% in the first six months of 2024. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 96.1% in the first six months of 2025 from 94.8% in the first six months of 2024. Our net income declined 34.3% to $11.5 million, or $0.14 per diluted share, in the first six months of 2025 from $17.5 million, or $0.22 per diluted share, in the first six months of 2024.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At June 30, 2025, we had $35.1 million of cash and cash equivalents, $770.7 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2025, net cash flows provided by operating activities of $69.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.8 million, to pay cash dividends of $9.8 million and to purchase other assets in the amount of $2.7 million, resulting in a $17.8 million increase in cash and cash equivalents. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million for the remainder of 2025. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2025 which totaled $9.8 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Truckload Segment:
Revenue (in thousands)	$106,486	$112,523	$210,877	$224,074
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,209	$4,093	$4,203	$4,044
Average tractors(1)	1,690	1,805	1,680	1,817
Average miles per trip	524	528	531	533
Total miles (in thousands)	39,221	40,847	77,494	80,550

Dedicated Segment:
Revenue (in thousands)	$71,874	$81,266	$145,499	$167,726
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,807	$3,754	$3,827	$3,768
Average tractors(1)	1,239	1,382	1,251	1,421
Average miles per trip	301	323	305	326
Total miles (in thousands)	25,132	28,231	50,368	57,311

Intermodal Segment:
Revenue (in thousands)	$11,703	$15,064	$23,820	$31,036
Loads	3,555	4,464	7,212	9,053
Average tractors	77	121	77	123

Brokerage Segment:
Revenue (in thousands)	$39,859	$37,385	$72,878	$73,074
Loads	24,094	22,700	44,510	42,761

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 80 and 90 tractors as of June 30, 2025 and 2024, respectively.

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,484	$96,046	$(3,562)	(3.7)%
Truckload fuel surcharge revenue	14,002	16,477	(2,475)	(15.0)
Total Truckload revenue	106,486	112,523	(6,037)	(5.4)

Dedicated revenue, net of fuel surcharge revenue	61,338	67,444	(6,106)	(9.1)
Dedicated fuel surcharge revenue	10,536	13,822	(3,286)	(23.8)
Total Dedicated revenue	71,874	81,266	(9,392)	(11.6)

Intermodal revenue, net of fuel surcharge revenue	10,093	12,660	(2,567)	(20.3)
Intermodal fuel surcharge revenue	1,610	2,404	(794)	(33.0)
Total Intermodal revenue	11,703	15,064	(3,361)	(22.3)

Brokerage revenue	39,859	37,385	2,474	6.6

Total operating revenue	$229,922	$246,238	$(16,316)	(6.6)%

Operating income/(loss):
Truckload	$2,344	$1,115	$1,229	110.2%
Dedicated	5,429	6,650	(1,221)	(18.4)
Intermodal	(735)	(684)	(51)	(7.5)
Brokerage	2,696	2,893	(197)	(6.8)
Total operating income	$9,734	$9,974	$(240)	(2.4)%

Operating ratio:
Truckload	97.8%	99.0%
Dedicated	92.4	91.8
Intermodal	106.3	104.5
Brokerage	93.2	92.3
Consolidated operating ratio	95.8%	95.9%

Operating ratio, net of fuel surcharges:
Truckload	97.5%	98.8%
Dedicated	91.1	90.1
Intermodal	107.3	105.4
Brokerage	93.2	92.3
Consolidated operating ratio, net of fuel surcharges	95.2%	95.3%

Our operating revenue decreased $16.3 million, or 6.6%, to $229.9 million in the 2025 period from $246.2 million in the 2024 period. Our operating revenue, net of fuel surcharges, decreased $9.8 million, or 4.6%, to $203.8 million in the 2025 period from $213.5 million in the 2024 period. This decrease in the 2025 period was due to a $6.1 million decrease in Dedicated revenue, net of fuel surcharges, a $3.6 million decrease in Truckload revenue, net of fuel surcharges, and a $2.6 million decrease in Intermodal revenue, net of fuel surcharges, partially offset by a $2.5 million increase in Brokerage revenue. Fuel surcharge revenue decreased to $26.1 million in the 2025 period from $32.7 million in the 2024 period.

In addition to the factors discussed below, our profitability across each segment in the 2025 period was impacted by a freight market which has considerably softened from the conditions during the 2024 period.

Truckload segment revenue decreased $6.0 million, or 5.4%, to $106.5 million in the 2025 period from $112.5 million in the 2024 period. Truckload segment revenue, net of fuel surcharges, decreased $3.6 million, or 3.7%, to $92.5 million in the 2025 period from $96.0 million in the 2024 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio improved to 97.8% in the 2025 period from 99.0% in the 2024 period. Impacting the 2025 period operating ratio was lower company driver compensation, as a percentage of revenue, increased gain on disposition of revenue equipment and improved average revenue per tractor, partially offset by higher insurance and claims and depreciation costs, as a percentage of revenue.

Dedicated segment revenue decreased $9.4 million, or 11.6%, to $71.9 million in the 2025 period from $81.3 million in the 2024 period. Dedicated segment revenue, net of fuel surcharges, decreased 9.1%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 92.4% in the 2025 period from 91.8% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims and depreciation costs, as a percentage of revenue, partially offset by increased gain on disposition of revenue equipment.

Intermodal segment revenue decreased $3.4 million, or 22.3%, to $11.7 million in the 2025 period from $15.1 million in the 2024 period. Intermodal segment revenue, net of fuel surcharges, decreased 20.3% from the 2024 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2025 period increased to 106.3% from 104.5% in the 2024 period. Impacting the 2025 period operating ratio was the decrease in our revenue per load along with higher purchased transportation costs, partially offset by lower company driver compensation, both as a percentage of revenue.

Brokerage segment revenue increased $2.5 million, or 6.6%, to $39.9 million in the 2025 period from $37.4 million in the 2024 period, primarily due to an increase in our number of loads. The operating ratio in the 2025 period of 93.2% was up from 92.3% in the 2024 period. This increase was primarily due to higher insurance and claims costs and an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(16,316)	(6.6)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(7,949)	(9.2)	34.2	35.1
Purchased transportation	(112)	(0.3)	18.8	17.6
Fuel and fuel taxes	(6,218)	(16.0)	14.2	15.8
Supplies and maintenance	(866)	(5.3)	6.8	6.7
Depreciation	(899)	(3.2)	11.9	11.5
Operating taxes and licenses	(88)	(3.5)	1.1	1.0
Insurance and claims	3,293	26.2	6.9	5.1
Communications and utilities	(133)	(5.8)	0.9	0.9
Gain on disposition of revenue equipment	(2,650)	(104.7)	(2.3)	(1.0)
Other	(454)	(5.6)	3.4	3.3
Total operating expenses	(16,076)	(6.8)	95.8	95.9
Operating income	(240)	(2.4)	4.2	4.1
Other	578	57.0	(0.2)	(0.4)
Income before income taxes	(818)	(7.4)	4.4	4.5
Income taxes expense	(115)	(3.7)	1.3	1.3
Net income	$(703)	(8.9)%	3.1%	3.2%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $7.9 million, or 9.2%, in the 2025 period from the 2024 period. This decrease resulted primarily from reductions in both company driver compensation expense of $5.5 million and employees’ health insurance expense due to lower self-insured medical claims of $1.7 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $112,000 in total, or 0.3%, in the 2025 period from the 2024 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $2.2 million to $33.5 million in the 2025 period from $31.3 million in the 2024 period, primarily due to an increase in our number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $6.4 million in the 2025 period from $7.9 million in the 2024 period, primarily due to a decrease in our number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased by $775,000 in the 2025 period.

Fuel and fuel taxes decreased by $6.2 million, or 16.0%, in the 2025 period from the 2024 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $464,000, or 5.3%, to $8.3 million in the 2025 period from $8.7 million in the 2024 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.8 million from $2.6 million in the 2024 period. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.56 per gallon from $3.86 per gallon in the 2024 period. Despite this price decrease, our net fuel expense was up slightly to 5.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2025 period, from 5.0% in the 2024 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $866,000, or 5.3%, from the 2024 period, primarily due to lower tires, parts, tolls and loading/unloading costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $899,000, or 3.2%, decrease in depreciation in the 2025 period was primarily due to a decrease in our average tractor and trailer fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $3.3 million, or 26.2%, increase in insurance and claims in the 2025 period was primarily due to increases in our self-insured auto liability claim costs and insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $5.2 million in the 2025 period from $2.5 million in the 2024 period due to increases in the average gain for our tractor and trailer sales and in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $454,000, or 5.6%, decrease in other operating expenses in the 2025 period was primarily due to a decrease in legal costs.

Our operating income declined 2.4% to $9.7 million in the 2025 period from $10.0 million in the 2024 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 95.8% in the 2025 period and 95.9% in the 2024 period. The operating ratio for our Truckload segment was 97.8% in the 2025 period and 99.0% in the 2024 period, for our Dedicated segment was 92.4% in the 2025 period and 91.8% in the 2024 period, for our Intermodal segment was 106.3% in the 2025 period and 104.5% in the 2024 period, and for our Brokerage segment was 93.2% in the 2025 period and 92.3% in the 2024 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 95.2% in the 2025 period and 95.3% in the 2024 period.

Our effective income tax rate increased to 29.3% in the 2025 period from 28.2% in the 2024 period primarily due to increases in per diem and other non-deductible expenses as a percentage of projected earnings.

As a result of the factors described above, net income declined 8.9% to $7.2 million, or $0.09 per diluted share, in the 2025 period from $7.9 million, or $0.10 per diluted share, in the 2024 period.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$182,590	$191,068	$(8,478)	(4.4)%
Truckload fuel surcharge revenue	28,287	33,006	(4,719)	(14.3)
Total Truckload revenue	210,877	224,074	(13,197)	(5.9)

Dedicated revenue, net of fuel surcharge revenue	123,743	139,182	(15,439)	(11.1)
Dedicated fuel surcharge revenue	21,756	28,544	(6,788)	(23.8)
Total Dedicated revenue	145,499	167,726	(22,227)	(13.3)

Intermodal revenue, net of fuel surcharge revenue	20,361	25,941	(5,580)	(21.5)
Intermodal fuel surcharge revenue	3,459	5,095	(1,636)	(32.1)
Total Intermodal revenue	23,820	31,036	(7,216)	(23.3)

Brokerage revenue	72,878	73,074	(196)	(0.3)

Total operating revenue	$453,074	$495,910	$(42,836)	(8.6)%

Operating income/(loss):
Truckload	$2,044	$1,604	$440	27.4%
Dedicated	10,283	15,908	(5,625)	(35.4)
Intermodal	(1,590)	(878)	(712)	(81.1)
Brokerage	4,856	5,590	(734)	(13.1)
Total operating income	$15,593	$22,224	$(6,631)	(29.8)%

Operating ratio:
Truckload	99.0%	99.3%
Dedicated	92.9	90.5
Intermodal	106.7	102.8
Brokerage	93.3	92.4
Consolidated operating ratio	96.6%	95.5%

Operating ratio, net of fuel surcharges:
Truckload	98.9%	99.2%
Dedicated	91.7	88.6
Intermodal	107.8	103.4
Brokerage	93.3	92.4
Consolidated operating ratio, net of fuel surcharges	96.1%	94.8%

Our operating revenue decreased $42.8 million, or 8.6%, to $453.1 million in the 2025 period from $495.9 million in the 2024 period. Our operating revenue, net of fuel surcharges, decreased $29.7 million, or 6.9%, to $399.6 million in the 2025 period from $429.3 million in the 2024 period. This decrease in the 2025 period was primarily due to a $15.4 million decrease in Dedicated revenue, net of fuel surcharges, an $8.5 million decrease in Truckload revenue, net of fuel surcharges, and a $5.6 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $53.5 million in the 2025 period from $66.6 million in the 2024 period.

In addition to the factors discussed below, our profitability across each segment in the 2025 period was impacted by a freight market which has considerably softened from the conditions during the 2024 period.

Truckload segment revenue decreased $13.2 million, or 5.9%, to $210.9 million in the 2025 period from $224.1 million in the 2024 period. Truckload segment revenue, net of fuel surcharges, decreased $8.5 million, or 4.4%, to $182.6 million in the 2025 period from $191.1 million in the 2024 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio improved to 99.0% in the 2025 period from 99.3% in the 2024 period. Impacting the 2025 period operating ratio was lower company driver compensation, as a percentage of revenue, increased gain on disposition of revenue equipment and improved average revenue per tractor, partially offset by higher insurance and claims and depreciation costs, as a percentage of revenue.

Dedicated segment revenue decreased $22.2 million, or 13.3%, to $145.5 million in the 2025 period from $167.7 million in the 2024 period. Dedicated segment revenue, net of fuel surcharges, decreased 11.1%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 92.9% in the 2025 period from 90.5% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims and depreciation costs, as a percentage of revenue, partially offset by increased gain on disposition of revenue equipment.

Intermodal segment revenue decreased $7.2 million, or 23.3%, to $23.8 million in the 2025 period from $31.0 million in the 2024 period. Intermodal segment revenue, net of fuel surcharges, decreased 21.5% from the 2024 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2025 period increased to 106.7% from 102.8% in the 2024 period. Impacting the 2025 period operating ratio was the decrease in our revenue per load along with higher purchased transportation and depreciation costs, partially offset by lower company driver compensation, all as a percentage of revenue.

Brokerage segment revenue decreased $196,000, or 0.3%, to $72.9 million in the 2025 period from $73.1 million in the 2024 period, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. The operating ratio in the 2025 period of 93.3% was up from 92.4% in the 2024 period. This increase was primarily due to higher insurance and claims costs and an increase in the amounts payable to carriers for transportation services which we arranged as a percentage of our Brokerage revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(42,836)	(8.6)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(17,911)	(10.2)	34.7	35.3
Purchased transportation	(4,270)	(5.0)	17.8	17.2
Fuel and fuel taxes	(12,662)	(16.2)	14.5	15.8
Supplies and maintenance	(1,423)	(4.4)	6.9	6.6
Depreciation	(1,956)	(3.4)	12.1	11.4
Operating taxes and licenses	(246)	(4.8)	1.1	1.0
Insurance and claims	5,013	20.7	6.5	4.9
Communications and utilities	(225)	(4.8)	1.0	0.9
Gain on disposition of revenue equipment	(3,144)	(84.9)	(1.5)	(0.7)
Other	619	4.0	3.5	3.1
Total operating expenses	(36,205)	(7.6)	96.6	95.5
Operating income	(6,631)	(29.8)	3.4	4.5
Other	1,025	56.6	(0.2)	(0.4)
Income before income taxes	(7,656)	(31.9)	3.6	4.8
Income taxes expense	(1,642)	(25.3)	1.1	1.3
Net income	$(6,014)	(34.3)%	2.5%	3.5%

Salaries, wages and benefits expense decreased $17.9 million, or 10.2%, in the 2025 period from the 2024 period. This decrease resulted primarily from reductions in company driver compensation expense of $13.0 million, non-driver compensation expense of $1.5 million and employees’ health insurance expense due to lower self-insured medical claims of $2.3 million.

Purchased transportation expense decreased $4.3 million in total, or 5.0%, in the 2025 period from the 2024 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $130,000 to $61.2 million in the 2025 period from $61.1 million in the 2024 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $12.9 million in the 2025 period from $16.0 million in the 2024 period, primarily due to a decrease in the number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased by $1.3 million in the 2025 period.

Fuel and fuel taxes decreased by $12.7 million, or 16.2%, in the 2025 period from the 2024 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.2 million, or 6.8%, to $16.0 million in the 2025 period from $17.1 million in the 2024 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $3.8 million from $5.4 million in the 2024 period. The DOE national average cost of fuel decreased to $3.59 per gallon from $3.91 per gallon in the 2024 period. Despite this price decrease, our net fuel expense was up slightly to 4.9% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2025 period from 4.8% in the 2024 period.

Our supplies and maintenance expense decreased $1.4 million, or 4.4%, from the 2024 period primarily due to lower tires, tolls and loading/unloading costs.

The $2.0 million, or 3.4%, decrease in depreciation in the 2025 period was primarily due to a decrease in our average tractor and trailer fleet size, partially offset by higher prices of new equipment.

The $5.0 million, or 20.7%, increase in insurance and claims in the 2025 period was primarily due to increases in our self-insured auto liability claim costs and insurance premiums, partially offset by lower self-insured costs of physical damage claims related to our revenue equipment and workers’ compensation claims.

Gain on disposition of revenue equipment increased to $6.8 million in the 2025 period from $3.7 million in the 2024 period due to increases in the average gain for our tractor and trailer sales and in the number of units sold.

The $619,000, or 4.0%, increase in other operating expenses in the 2025 period was primarily due to an increase in legal costs.

Our operating income declined 29.8% to $15.6 million in the 2025 period from $22.2 million in the 2024 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.6% in the 2025 period and 95.5% in the 2024 period. The operating ratio for our Truckload segment was 99.0% in the 2025 period and 99.3% in the 2024 period, for our Dedicated segment was 92.9% in the 2025 period and 90.5% in the 2024 period, for our Intermodal segment was 106.7% in the 2025 period and 102.8% in the 2024 period, and for our Brokerage segment was 93.3% in the 2025 period and 92.4% in the 2024 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 96.1% in the 2025 period and 94.8% in the 2024 period.

Our effective income tax rate increased to 29.7% in the 2025 period from 27.0% in the 2024 period primarily due to increases in per diem and other non-deductible expenses as a percentage of projected earnings.

As a result of the factors described above, net income declined 34.3% to $11.5 million, or $0.14 per diluted share, in the 2025 period from $17.5 million, or $0.22 per diluted share, in the 2024 period.

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

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash flows provided by operating activities	$69,368	$81,543
Net cash flows used for investing activities	(41,528)	(48,025)
Net cash flows used for financing activities	(10,055)	(9,532)

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend on August 13, 2020. On May 3, 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares, of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We did not repurchase any shares in the first six months of 2025, in 2024 or 2023, or in the third or fourth quarters of 2022. As of June 30, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first six months of 2025, net cash flows provided by operating activities of $69.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.8 million, to pay cash dividends of $9.8 million and to purchase other assets in the amount of $2.7 million, resulting in a $17.8 million increase in cash and cash equivalents. In the first six months of 2024, net cash flows provided by operating activities of $81.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $44.2 million, to pay cash dividends of $9.8 million and to construct and upgrade regional operating facilities in the amount of $3.3 million, resulting in a $24.0 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $65 million for the remainder of 2025. This amount includes commitments to purchase $64.3 million of new revenue equipment, prior to considering proceeds from dispositions. Additionally, operating lease obligations total $698,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2025 and 2024 which totaled $9.8 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At June 30, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $22.4 million and remaining borrowing availability of $7.6 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.5% at June 30, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2025 and December 31, 2024.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.8 million. Based upon our fuel consumption in the first six months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.2 million. There were no material quantitative changes in market risk since the first six months of 2024.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

During the first six months of 2025, the Trump administration has imposed new and increased tariff rates on imported goods from a number of countries. Although it is difficult to forecast the depth and duration of the resulting impact since the tariff policies are rapidly evolving and changing, such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in decreased shipping volumes and have an adverse impact on our revenue and results of operations. In addition, the imposition of additional tariffs or quotas or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the cost of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge programs, either of which could have an adverse effect on our business.

Lastly, it is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements or other related events and the subsequent effects on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

Item 6. Exhibits.

Item No.	Item	Method of Filing

10.1	Marten Transport, Ltd. 2025 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form S-8 filed May 9, 2025.

10.2	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2025.

10.3	Form of Non-Statutory Stock Option Agreement for the 2025 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 12, 2025.

10.4	Form of Performance Award Agreement for the 2025 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 12, 2025.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 8, 2025, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 8, 2025	By:	/s/ Timothy M. Kohl
Timothy M. Kohl
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)