Form 10-Q
period 2025-09-30
MARTEN TRANSPORT LTD
filed 2025-11-07
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,520,424 as of October 27, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,485	$17,267
Receivables:
Trade, net	92,011	89,992
Other	9,201	5,364
Prepaid expenses and other	25,296	25,888
Total current assets	175,993	138,511

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,148,269	1,198,737
Accumulated depreciation	(355,266)	(370,124)
Net property and equipment	793,003	828,613
Escrow deposit	5,000	-
Other noncurrent assets	1,655	1,633
Total assets	$975,651	$968,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,744	$25,781
Insurance and claims accruals	41,313	44,246
Accrued and other current liabilities	34,527	23,492
Total current liabilities	115,584	93,519
Deferred income taxes	91,617	107,034
Noncurrent operating lease liabilities	250	282
Total liabilities	207,451	200,835

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,520,424 shares at September 30, 2025, and 81,463,938 shares at December 31, 2024, issued and outstanding	815	815
Additional paid-in capital	54,143	52,941
Retained earnings	713,242	714,166
Total stockholders’ equity	768,200	767,922
Total liabilities and stockholders’ equity	$975,651	$968,757

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2025	2024	2025	2024

Operating revenue	$220,470	$237,366	$673,544	$733,276

Operating expenses (income):
Salaries, wages and benefits	78,972	83,442	236,342	258,723
Purchased transportation	42,284	44,862	123,063	129,911
Fuel and fuel taxes	33,526	35,781	99,234	114,151
Supplies and maintenance	15,585	16,464	46,704	49,006
Depreciation	25,447	27,392	80,224	84,125
Operating taxes and licenses	2,423	2,505	7,291	7,619
Insurance and claims	11,382	13,759	40,611	37,975
Communications and utilities	2,093	2,166	6,536	6,834
Gain on disposition of revenue equipment	(1,903)	(881)	(8,750)	(4,584)
Other	7,923	7,607	23,958	23,023

Total operating expenses	217,732	233,097	655,213	706,783

Operating income	2,738	4,269	18,331	26,493

Other	(213)	(922)	(998)	(2,732)

Income before income taxes	2,951	5,191	19,329	29,225

Income taxes expense	725	1,437	5,582	7,936

Net income	$2,226	$3,754	$13,747	$21,289

Basic earnings per common share	$0.03	$0.05	$0.17	$0.26

Diluted earnings per common share	$0.03	$0.05	$0.17	$0.26

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	81,464	$815	$52,941	$714,166	$767,922
Net income	-	-	-	4,335	4,335
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	29	-	9	-	9
Employee taxes paid in exchange for shares withheld	-	-	(284)	-	(284)
Share-based payment arrangement compensation expense	-	-	407	-	407
Dividends on common stock, $0.06 per share	-	-	-	(4,889)	(4,889)
Balance at March 31, 2025	81,493	815	53,073	713,612	767,500
Net income	-	-	-	7,186	7,186
Issuance of common stock from share-based payment arrangement exercises	27	-	-	-	-
Share-based payment arrangement compensation expense	-	-	921	-	921
Dividends on common stock, $0.06 per share	-	-	-	(4,891)	(4,891)
Balance at June 30, 2025	81,520	815	53,994	715,907	770,716
Net income	-	-	-	2,226	2,226
Share-based payment arrangement compensation expense	-	-	149	-	149
Dividends on common stock, $0.06 per share	-	-	-	(4,891)	(4,891)
Balance at September 30, 2025	81,520	$815	$54,143	$713,242	$768,200

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	81,312	$813	$49,789	$706,784	$757,386
Net income	-	-	-	9,646	9,646
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	51	1	306	-	307
Employee taxes paid in exchange for shares withheld	-	-	(382)	-	(382)
Share-based payment arrangement compensation expense	-	-	353	-	353
Dividends on common stock, $0.06 per share	-	-	-	(4,881)	(4,881)
Balance at March 31, 2024	81,363	814	50,066	711,549	762,429
Net income	-	-	-	7,889	7,889
Issuance of common stock from share-based payment arrangement exercises	52	-	308	-	308
Share-based payment arrangement compensation expense	-	-	1,011	-	1,011
Dividends on common stock, $0.06 per share	-	-	-	(4,884)	(4,884)
Balance at June 30, 2024	81,415	814	51,385	714,554	766,753
Net income	-	-	-	3,754	3,754
Issuance of common stock from share-based payment arrangement exercises	33	-	421	-	421
Share-based payment arrangement compensation expense	-	-	419	-	419
Dividends on common stock, $0.06 per share	-	-	-	(4,886)	(4,886)
Balance at September 30, 2024	81,448	$814	$52,225	$713,422	$766,461

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Operations:
Net income	$13,747	$21,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,224	84,125
Tires in service amortization	4,805	5,247
Gain on disposition of revenue equipment	(8,750)	(4,584)
Deferred income taxes	(15,417)	(6,019)
Share-based payment arrangement compensation expense	1,477	1,783
Changes in other current operating items:
Receivables	(3,030)	16,623
Prepaid expenses and other	(2,087)	(3,116)
Accounts payable	8,520	(158)
Insurance and claims accruals	(2,933)	(4,071)
Accrued and other current liabilities	11,350	(98)
Net cash provided by operating activities	87,906	111,021

Cash flows used for investing activities:
Revenue equipment additions	(121,725)	(170,026)
Proceeds from revenue equipment dispositions	89,372	67,684
Buildings and land, office equipment and other additions	(3,337)	(4,864)
Proceeds from buildings and land, office equipment and other dispositions	-	8
Other	(52)	(49)
Net cash used for investing activities	(35,742)	(107,247)

Cash flows used for financing activities:
Dividends on common stock	(14,671)	(14,651)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	9	1,036
Employee taxes paid in exchange for shares withheld	(284)	(382)
Net cash used for financing activities	(14,946)	(13,997)

Net change in cash and cash equivalents and escrow deposit	37,218	(10,223)

Cash and cash equivalents and escrow deposit:
Beginning of period	17,267	53,213
End of period	$54,485	$42,990

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$2,617	$9,726
Operating lease assets and liabilities acquired	$287	$253

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,502	$8,673

Reconciliation of cash and cash equivalents and escrow deposit in the consolidated condensed balance sheets
Cash and cash equivalents	$49,485	$42,990
Escrow deposit	5,000	-
Total cash and cash equivalents and escrow deposit shown above	$54,485	$42,990

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$2,226	$3,754	$13,747	$21,289
Denominator:
Basic earnings per common share - weighted-average shares	81,520	81,437	81,508	81,389
Effect of dilutive stock options	7	55	8	71
Diluted earnings per common share - weighted-average shares and assumed conversions	81,527	81,492	81,516	81,460

Basic earnings per common share	$0.03	$0.05	$0.17	$0.26
Diluted earnings per common share	$0.03	$0.05	$0.17	$0.26

Options totaling 672,071 and 632,398 equivalent shares for the three-month and nine-month periods ended September 30, 2025, respectively, and 522,300 and 518,200 equivalent shares for the three-month and nine-month periods ended September 30, 2024, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance unit awards totaling 154,059 equivalent shares for each of the three-month and nine-month periods ended September 30, 2025, and 141,320 equivalent shares for each of the three-month and nine-month periods ended September 30, 2024, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance units to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.25% at September 30, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2025 and December 31, 2024.

(4) Related Party Transactions

We purchase tires and obtain related services from Bauer Built, Inc., or BBI. Jerry M. Bauer, the chairman of the board and chief executive officer of BBI, is one of our directors. We paid BBI $22,000 in each of the first nine months of 2025 and 2024 for tires and related services. In addition, we paid $1.2 million in the first nine months of 2025 and $1.7 million in the first nine months of 2024 to tire manufacturers for tires that were provided by BBI. BBI received commissions from the tire manufacturers related to these purchases.

We paid Durand Builders Service, Inc. $8,000 in the first nine months of 2024 for building repairs and had no transactions with that company in the first nine months of 2025. Larry B. Hagness, one of our directors, is the chief executive officer and principal stockholder of Durand Builders Service, Inc.

(5) Share Repurchase Program

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend in August 2020. In May 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We have not repurchased any shares since the second quarter of 2022. As of September 30, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2025 and 2024 which totaled $14.7 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2025, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance awards recorded in the first nine months of 2025 and 2024 was $1.5 million and $1.8 million, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $32.9 million for the remainder of 2025. Operating lease obligation expenditures through 2028 total $613,000.

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

We are also involved in other legal actions that arise in the ordinary course of business. A number of trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants. We self-insure for such claims and record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated.

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely or probable to have a materially adverse effect on our consolidated condensed financial statements; however, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time. As such, future liability claims or adverse developments in existing claims could have a materially adverse effect on our consolidated condensed financial statements.

(10) Sale of Intermodal Business Assets

On September 30, 2025, we closed on the previously announced agreement to sell the assets related to our Intermodal business to Hub Group, Inc. The transaction was structured as an asset sale of certain Intermodal equipment, including over 1,200 refrigerated containers, and associated customer contracts to Hub Group, Inc. for $51.8 million in cash. No gain or loss on disposition of assets resulted from the transaction.

In connection with this transaction, $5.0 million was placed in an escrow account to secure potential indemnity claims by Hub Group, Inc. These funds are restricted from use for general corporate purposes. The escrow agreement is set to expire in December 2026. Accordingly, the escrow deposit is classified as a non-current asset.

(11) Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our six current operating segments into four reporting segments (Truckload, Dedicated, Intermodal and Brokerage) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606. As discussed in Note 10, our Intermodal operations were sold effective September 30, 2025.

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

Our Intermodal segment transported our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affected our Intermodal revenue were the rate per mile and other charges we received from our customers. As discussed in Note 10, our Intermodal operations were sold effective September 30, 2025.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $1.9 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively. We had no impairment losses on contract assets in the first nine months of 2025 or 2024. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$90,138	$93,278	$272,728	$284,346
Truckload fuel surcharge revenue	14,691	15,146	42,978	48,152
Total Truckload revenue	104,829	108,424	315,706	332,498

Dedicated revenue, net of fuel surcharge revenue	56,675	62,898	180,418	202,080
Dedicated fuel surcharge revenue	10,335	12,123	32,091	40,667
Total Dedicated revenue	67,010	75,021	212,509	242,747

Intermodal revenue, net of fuel surcharge revenue	8,369	12,289	28,730	38,230
Intermodal fuel surcharge revenue	1,482	2,220	4,941	7,315
Total Intermodal revenue	9,851	14,509	33,671	45,545

Brokerage revenue	38,780	39,412	111,658	112,486
Total operating revenue	$220,470	$237,366	$673,544	$733,276

Operating income/(loss):
Truckload	$(2,002)	$(142)	$42	$1,462
Dedicated	3,426	3,056	13,709	18,964
Intermodal	(293)	(1,542)	(1,883)	(2,420)
Brokerage	1,607	2,897	6,463	8,487
Total operating income	$2,738	$4,269	$18,331	$26,493

The following segment operating results for the periods indicated are provided monthly to our chief operating decision maker, our Chairman of the Board and Chief Executive Officer, and used in assessing segment performance and allocating resources, primarily based upon each segment’s variances in operating revenue, operating income and operating ratio. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

Three Months Ended September 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$104,829	$67,010	$9,851	$38,780	$220,470
Operating expense (income):
Salaries, wages and benefits	45,122	30,107	1,593	2,150	78,972
Purchased transportation	734	2,408	5,891	33,251	42,284
Fuel and fuel taxes	21,878	10,484	1,164	-	33,526
Supplies and maintenance	10,679	4,429	477	-	15,585
Depreciation	16,073	8,609	305	460	25,447
Operating taxes and licenses	1,445	927	34	17	2,423
Insurance and claims	6,521	4,185	34	642	11,382
Communications and utilities	1,185	643	32	233	2,093
Gain on disposition of revenue equipment	(1,103)	(791)	(9)	-	(1,903)
Other	4,297	2,583	623	420	7,923
Total operating expenses	106,831	63,584	10,144	37,173	217,732
Operating income/(loss)	$(2,002)	$3,426	$(293)	$1,607	$2,738

Operating ratio	101.9%	94.9%	103.0%	95.9%	98.8%
Operating ratio, net of fuel surcharges	102.2%	94.0%	103.5%	95.9%	98.6%

Nine Months Ended September 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$315,706	$212,509	$33,671	$111,658	$673,544
Operating expense (income):
Salaries, wages and benefits	132,278	92,326	5,819	5,919	236,342
Purchased transportation	2,653	7,123	18,802	94,485	123,063
Fuel and fuel taxes	63,124	32,986	3,124	-	99,234
Supplies and maintenance	31,338	13,527	1,832	7	46,704
Depreciation	48,346	27,538	2,881	1,459	80,224
Operating taxes and licenses	4,230	2,841	156	64	7,291
Insurance and claims	23,004	15,630	738	1,239	40,611
Communications and utilities	3,645	2,078	142	671	6,536
Gain on disposition of revenue equipment	(5,412)	(3,160)	(178)	-	(8,750)
Other	12,458	7,911	2,238	1,351	23,958
Total operating expenses	315,664	198,800	35,554	105,195	655,213
Operating income/(loss)	$42	$13,709	$(1,883)	$6,463	$18,331

Operating ratio	100.0%	93.5%	105.6%	94.2%	97.3%
Operating ratio, net of fuel surcharges	100.0%	92.4%	106.6%	94.2%	96.9%

Three Months Ended September 30, 2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$108,424	$75,021	$14,509	$39,412	$237,366
Operating expense (income):
Salaries, wages and benefits	45,513	33,440	2,647	1,842	83,442
Purchased transportation	1,162	2,463	7,975	33,262	44,862
Fuel and fuel taxes	21,909	12,323	1,549	-	35,781
Supplies and maintenance	10,347	5,172	949	(4)	16,464
Depreciation	15,803	9,549	1,513	527	27,392
Operating taxes and licenses	1,377	984	80	64	2,505
Insurance and claims	7,810	5,335	411	203	13,759
Communications and utilities	1,233	663	52	218	2,166
Gain on disposition of revenue equipment	(483)	(369)	(29)	-	(881)
Other	3,895	2,405	904	403	7,607
Total operating expenses	108,566	71,965	16,051	36,515	233,097
Operating income/(loss)	$(142)	$3,056	$(1,542)	$2,897	$4,269

Operating ratio	100.1%	95.9%	110.6%	92.6%	98.2%
Operating ratio, net of fuel surcharges	100.2%	95.1%	112.5%	92.6%	97.9%

Nine Months Ended September 30, 2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$332,498	$242,747	$45,545	$112,486	$733,276
Operating expense (income):
Salaries, wages and benefits	140,966	103,413	8,563	5,781	258,723
Purchased transportation	3,557	7,998	23,990	94,366	129,911
Fuel and fuel taxes	68,649	41,237	4,265	-	114,151
Supplies and maintenance	30,949	15,542	2,517	(2)	49,006
Depreciation	48,119	29,804	4,645	1,557	84,125
Operating taxes and licenses	4,087	3,006	255	271	7,619
Insurance and claims	21,249	15,059	1,168	499	37,975
Communications and utilities	3,831	2,195	181	627	6,834
Gain on disposition of revenue equipment	(2,470)	(1,948)	(166)	-	(4,584)
Other	12,099	7,477	2,547	900	23,023
Total operating expenses	331,036	223,783	47,965	103,999	706,783
Operating income/(loss)	$1,462	$18,964	$(2,420)	$8,487	$26,493

Operating ratio	99.6%	92.2%	105.3%	92.5%	96.4%
Operating ratio, net of fuel surcharges	99.5%	90.6%	106.3%	92.5%	95.8%

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our six distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Intermodal, Brokerage and MRTN de Mexico. As discussed in Note 10, our Intermodal operations were sold effective September 30, 2025.

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

Our Intermodal segment transported our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affected our Intermodal revenue were the rate per mile and other charges we received from our customers. As discussed in Note 10, our Intermodal operations were sold effective September 30, 2025.

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

Our operating revenue decreased $59.7 million, or 8.1%, in the first nine months of 2025 from the first nine months of 2024. Our operating revenue, net of fuel surcharges, decreased $43.6 million, or 6.8%, compared with the first nine months of 2024. Truckload segment revenue, net of fuel surcharges, decreased 4.1% from the first nine months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 10.7% from the first nine months of 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 24.8% from the first nine months of 2024, primarily due to decreases in both our number of loads and our revenue per load. Brokerage segment revenue decreased 0.7% from the first nine months of 2024, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. Fuel surcharge revenue decreased to $80.0 million in the first nine months of 2025 from $96.1 million in the first nine months of 2024.

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

Our operating income declined 30.8% to $18.3 million in the first nine months of 2025 from $26.5 million in the first nine months of 2024. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.3% in the first nine months of 2025 and 96.4% in the first nine months of 2024. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 96.9% in the first nine months of 2025 from 95.8% in the first nine months of 2024. Our net income declined 35.4% to $13.7 million, or $0.17 per diluted share, in the first nine months of 2025 from $21.3 million, or $0.26 per diluted share, in the first nine months of 2024.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At September 30, 2025, we had $54.5 million of cash and cash equivalents and an escrow deposit, $768.2 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2025, net cash flows provided by operating activities of $87.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $32.4 million, to pay cash dividends of $14.7 million and to purchase other assets in the amount of $3.3 million, resulting in a $37.2 million increase in cash and cash equivalents and an escrow deposit. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for the remainder of 2025. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2025 which totaled $14.7 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Truckload Segment:
Revenue (in thousands)	$104,829	$108,424	$315,706	$332,498
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,129	$4,187	$4,178	$4,090
Average tractors(1)	1,661	1,695	1,674	1,776
Average miles per trip	508	533	523	533
Total miles (in thousands)	38,081	39,288	115,575	119,838

Dedicated Segment:
Revenue (in thousands)	$67,010	$75,021	$212,509	$242,747
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,776	$3,693	$3,811	$3,744
Average tractors(1)	1,142	1,296	1,214	1,379
Average miles per trip	292	311	300	321
Total miles (in thousands)	23,206	26,571	73,574	83,882

Intermodal Segment:
Revenue (in thousands)	$9,851	$14,509	$33,671	$45,545
Loads	2,956	4,119	10,168	13,172
Average tractors	61	104	72	117

Brokerage Segment:
Revenue (in thousands)	$38,780	$39,412	$111,658	$112,486
Loads	25,940	24,628	70,450	67,389

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 83 and 94 tractors as of September 30, 2025 and 2024, respectively.

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$90,138	$93,278	$(3,140)	(3.4)%
Truckload fuel surcharge revenue	14,691	15,146	(455)	(3.0)
Total Truckload revenue	104,829	108,424	(3,595)	(3.3)

Dedicated revenue, net of fuel surcharge revenue	56,675	62,898	(6,223)	(9.9)
Dedicated fuel surcharge revenue	10,335	12,123	(1,788)	(14.7)
Total Dedicated revenue	67,010	75,021	(8,011)	(10.7)

Intermodal revenue, net of fuel surcharge revenue	8,369	12,289	(3,920)	(31.9)
Intermodal fuel surcharge revenue	1,482	2,220	(738)	(33.2)
Total Intermodal revenue	9,851	14,509	(4,658)	(32.1)

Brokerage revenue	38,780	39,412	(632)	(1.6)

Total operating revenue	$220,470	$237,366	$(16,896)	(7.1)%

Operating income/(loss):
Truckload	$(2,002)	$(142)	$(1,860)	(1,309.9)%
Dedicated	3,426	3,056	370	12.1
Intermodal	(293)	(1,542)	1,249	81.0
Brokerage	1,607	2,897	(1,290)	(44.5)
Total operating income	$2,738	$4,269	$(1,531)	(35.9)%

Operating ratio:
Truckload	101.9%	100.1%
Dedicated	94.9	95.9
Intermodal	103.0	110.6
Brokerage	95.9	92.6
Consolidated operating ratio	98.8%	98.2%

Operating ratio, net of fuel surcharges:
Truckload	102.2%	100.2%
Dedicated	94.0	95.1
Intermodal	103.5	112.5
Brokerage	95.9	92.6
Consolidated operating ratio, net of fuel surcharges	98.6%	97.9%

Our operating revenue decreased $16.9 million, or 7.1%, to $220.5 million in the 2025 period from $237.4 million in the 2024 period. Our operating revenue, net of fuel surcharges, decreased $13.9 million, or 6.7%, to $194.0 million in the 2025 period from $207.9 million in the 2024 period. This decrease in the 2025 period was due to a $6.2 million decrease in Dedicated revenue, net of fuel surcharges, a $3.9 million decrease in Intermodal revenue, net of fuel surcharges, a $3.1 million decrease in Truckload revenue, net of fuel surcharges, and a $632,000 decrease in Brokerage revenue. Fuel surcharge revenue decreased to $26.5 million in the 2025 period from $29.5 million in the 2024 period.

Truckload segment revenue decreased $3.6 million, or 3.3%, to $104.8 million in the 2025 period from $108.4 million in the 2024 period. Truckload segment revenue, net of fuel surcharges, decreased $3.1 million, or 3.4%, to $90.1 million in the 2025 period from $93.3 million in the 2024 period, primarily due to a decrease in both our average fleet size and average revenue per tractor. The operating ratio was 101.9% in the 2025 period and 100.1% in the 2024 period. Impacting the 2025 period operating ratio was lower average revenue per tractor, along with higher depreciation and fuel costs, both as a percentage of revenue.

Dedicated segment revenue decreased $8.0 million, or 10.7%, to $67.0 million in the 2025 period from $75.0 million in the 2024 period. Dedicated segment revenue, net of fuel surcharges, decreased 9.9%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio improved to 94.9% in the 2025 period from 95.9% in the 2024 period. Impacting the 2025 period operating ratio was improved average revenue per tractor, along with lower company driver compensation, as a percentage of revenue.

Intermodal segment revenue decreased $4.7 million, or 32.1%, to $9.9 million in the 2025 period from $14.5 million in the 2024 period. Intermodal segment revenue, net of fuel surcharges, decreased 31.9% from the 2024 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2025 period improved to 103.0% from 110.6% in the 2024 period. Impacting the 2025 period operating ratio was a decrease in our depreciation expense, partially offset by higher purchased transportation costs, both as a percentage of revenue, and by the decrease in our revenue per load.

Brokerage segment revenue decreased $632,000, or 1.6%, to $38.8 million in the 2025 period from $39.4 million in the 2024 period, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. The operating ratio in the 2025 period of 95.9% was up from 92.6% in the 2024 period. This increase was primarily due to higher insurance and claims costs and an increase in the amounts payable to carriers for transportation services which we arranged, both as a percentage of revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(16,896)	(7.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(4,470)	(5.4)	35.8	35.2
Purchased transportation	(2,578)	(5.7)	19.2	18.9
Fuel and fuel taxes	(2,255)	(6.3)	15.2	15.1
Supplies and maintenance	(879)	(5.3)	7.1	6.9
Depreciation	(1,945)	(7.1)	11.5	11.5
Operating taxes and licenses	(82)	(3.3)	1.1	1.1
Insurance and claims	(2,377)	(17.3)	5.2	5.8
Communications and utilities	(73)	(3.4)	0.9	0.9
Gain on disposition of revenue equipment	(1,022)	(116.0)	(0.9)	(0.4)
Other	316	4.2	3.6	3.2
Total operating expenses	(15,365)	(6.6)	98.8	98.2
Operating income	(1,531)	(35.9)	1.2	1.8
Other	709	76.9	(0.1)	(0.4)
Income before income taxes	(2,240)	(43.2)	1.3	2.2
Income taxes expense	(712)	(49.5)	0.3	0.6
Net income	$(1,528)	(40.7)%	1.0%	1.6%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $4.5 million, or 5.4%, in the 2025 period from the 2024 period. This decrease resulted primarily from a reduction in company driver compensation expense of $4.7 million.

Purchased transportation consists of amounts payable to railroads and carriers for transportation services we arrange in connection with Brokerage and Intermodal operations and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to third-party railroad and motor carriers, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $2.6 million in total, or 5.7%, in the 2025 period from the 2024 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment were $33.3 million in each of the 2025 and 2024 periods. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $5.9 million in the 2025 period from $8.0 million in the 2024 period, primarily due to a decrease in our number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased by $481,000 in the 2025 period.

Fuel and fuel taxes decreased by $2.3 million, or 6.3%, in the 2025 period from the 2024 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $36,000, or 0.4%, to $8.8 million in the 2025 period from $8.7 million in the 2024 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.7 million from $2.4 million in the 2024 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $3.76 per gallon from $3.69 per gallon in the 2024 period. Our net fuel expense was 5.6% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2025 period, up from 5.2% in the 2024 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $879,000, or 5.3%, from the 2024 period, primarily due to lower tire and outside repair costs.

Depreciation relates to owned tractors, trailers, containers, auxiliary power units, communication units, terminal facilities and other assets. The $1.9 million, or 7.1%, decrease in depreciation in the 2025 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.4 million, or 17.3%, decrease in insurance and claims in the 2025 period was primarily due to decreases in our self-insured costs of physical damage claims related to our revenue equipment, workers’ compensation claims and insurance premiums, partially offset by higher self-insured auto liability claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $1.9 million in the 2025 period from $881,000 in the 2024 period due to increases in the average gain for our tractor and trailer sales and in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 35.9% to $2.7 million in the 2025 period from $4.3 million in the 2024 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.8% in the 2025 period and 98.2% in the 2024 period. The operating ratio for our Truckload segment was 101.9% in the 2025 period and 100.1% in the 2024 period, for our Dedicated segment was 94.9% in the 2025 period and 95.9% in the 2024 period, for our Intermodal segment was 103.0% in the 2025 period and 110.6% in the 2024 period, and for our Brokerage segment was 95.9% in the 2025 period and 92.6% in the 2024 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 98.6% in the 2025 period and 97.9% in the 2024 period.

Other non-operating income decreased to $213,000 from $922,000 in the 2024 period due to decreased interest income earned on our cash and cash equivalents.

Our effective income tax rate was 24.6% in the 2025 period and 27.7% in the 2024 period. The 2025 period includes a discrete tax benefit related to a return-to-provision true-up, resulting from the finalization of the prior year tax returns. The benefit was partially offset by increases in per diem and other non-deductible expenses as a percentage of projected earnings.

As a result of the factors described above, net income declined 40.7% to $2.2 million, or $0.03 per diluted share, in the 2025 period from $3.8 million, or $0.05 per diluted share, in the 2024 period.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$272,728	$284,346	$(11,618)	(4.1)%
Truckload fuel surcharge revenue	42,978	48,152	(5,174)	(10.7)
Total Truckload revenue	315,706	332,498	(16,792)	(5.1)

Dedicated revenue, net of fuel surcharge revenue	180,418	202,080	(21,662)	(10.7)
Dedicated fuel surcharge revenue	32,091	40,667	(8,576)	(21.1)
Total Dedicated revenue	212,509	242,747	(30,238)	(12.5)

Intermodal revenue, net of fuel surcharge revenue	28,730	38,230	(9,500)	(24.8)
Intermodal fuel surcharge revenue	4,941	7,315	(2,374)	(32.5)
Total Intermodal revenue	33,671	45,545	(11,874)	(26.1)

Brokerage revenue	111,658	112,486	(828)	(0.7)

Total operating revenue	$673,544	$733,276	$(59,732)	(8.1)%

Operating income/(loss):
Truckload	$42	$1,462	$(1,420)	(97.1)%
Dedicated	13,709	18,964	(5,255)	(27.7)
Intermodal	(1,883)	(2,420)	537	22.2
Brokerage	6,463	8,487	(2,024)	(23.8)
Total operating income	$18,331	$26,493	$(8,162)	(30.8)%

Operating ratio:
Truckload	100.0%	99.6%
Dedicated	93.5	92.2
Intermodal	105.6	105.3
Brokerage	94.2	92.5
Consolidated operating ratio	97.3%	96.4%

Operating ratio, net of fuel surcharges:
Truckload	100.0%	99.5%
Dedicated	92.4	90.6
Intermodal	106.6	106.3
Brokerage	94.2	92.5
Consolidated operating ratio, net of fuel surcharges	96.9%	95.8%

Our operating revenue decreased $59.7 million, or 8.1%, to $673.5 million in the 2025 period from $733.3 million in the 2024 period. Our operating revenue, net of fuel surcharges, decreased $43.6 million, or 6.8%, to $593.5 million in the 2025 period from $637.1 million in the 2024 period. This decrease in the 2025 period was primarily due to a $21.7 million decrease in Dedicated revenue, net of fuel surcharges, an $11.6 million decrease in Truckload revenue, net of fuel surcharges, and a $9.5 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $80.0 million in the 2025 period from $96.1 million in the 2024 period.

Truckload segment revenue decreased $16.8 million, or 5.1%, to $315.7 million in the 2025 period from $332.5 million in the 2024 period. Truckload segment revenue, net of fuel surcharges, decreased $11.6 million, or 4.1%, to $272.7 million in the 2025 period from $284.3 million in the 2024 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio was 100.0% in the 2025 period and 99.6% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims and depreciation costs, partially offset by lower company driver compensation, all as a percentage of revenue, along with improved average revenue per tractor.

Dedicated segment revenue decreased $30.2 million, or 12.5%, to $212.5 million in the 2025 period from $242.7 million in the 2024 period. Dedicated segment revenue, net of fuel surcharges, decreased 10.7%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 93.5% in the 2025 period from 92.2% in the 2024 period. Impacting the 2025 period operating ratio was higher insurance and claims costs, as a percentage of revenue, partially offset by increased average revenue per tractor.

Intermodal segment revenue decreased $11.9 million, or 26.1%, to $33.7 million in the 2025 period from $45.5 million in the 2024 period. Intermodal segment revenue, net of fuel surcharges, decreased 24.8% from the 2024 period, primarily due to decreases in both our number of loads and our revenue per load. The operating ratio in the 2025 period increased to 105.6% from 105.3% in the 2024 period. Impacting the 2025 period operating ratio was the decrease in our revenue per load along with higher purchased transportation costs, partially offset by lower company driver compensation and depreciation expense, all as a percentage of revenue.

Brokerage segment revenue decreased $828,000, or 0.7%, to $111.7 million in the 2025 period from $112.5 million in the 2024 period, primarily due to a decrease in our revenue per load, partially offset by an increase in our number of loads. The operating ratio in the 2025 period of 94.2% was up from 92.5% in the 2024 period. This increase was primarily due to higher insurance and claims costs and an increase in the amounts payable to carriers for transportation services which we arranged, both as a percentage of revenue.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(59,732)	(8.1)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(22,381)	(8.7)	35.1	35.3
Purchased transportation	(6,848)	(5.3)	18.3	17.7
Fuel and fuel taxes	(14,917)	(13.1)	14.7	15.6
Supplies and maintenance	(2,302)	(4.7)	6.9	6.7
Depreciation	(3,901)	(4.6)	11.9	11.5
Operating taxes and licenses	(328)	(4.3)	1.1	1.0
Insurance and claims	2,636	6.9	6.0	5.2
Communications and utilities	(298)	(4.4)	1.0	0.9
Gain on disposition of revenue equipment	(4,166)	(90.9)	(1.3)	(0.6)
Other	935	4.1	3.6	3.1
Total operating expenses	(51,570)	(7.3)	97.3	96.4
Operating income	(8,162)	(30.8)	2.7	3.6
Other	1,734	63.5	(0.1)	(0.4)
Income before income taxes	(9,896)	(33.9)	2.9	4.0
Income taxes expense	(2,354)	(29.7)	0.8	1.1
Net income	$(7,542)	(35.4)%	2.0%	2.9%

Salaries, wages and benefits expense decreased $22.4 million, or 8.7%, in the 2025 period from the 2024 period. This decrease resulted primarily from reductions in company driver compensation expense of $17.7 million and employees’ health insurance expense due to lower self-insured medical claims of $1.9 million.

Purchased transportation expense decreased $6.8 million in total, or 5.3%, in the 2025 period from the 2024 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $118,000 to $94.5 million in the 2025 period from $94.4 million in the 2024 period. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $18.8 million in the 2025 period from $24.0 million in the 2024 period, primarily due to a decrease in the number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased by $1.8 million in the 2025 period.

Fuel and fuel taxes decreased by $14.9 million, or 13.1%, in the 2025 period from the 2024 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $1.1 million, or 4.4%, to $24.7 million in the 2025 period from $25.9 million in the 2024 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $5.5 million from $7.8 million in the 2024 period. The DOE national average cost of fuel decreased to $3.65 per gallon from $3.83 per gallon in the 2024 period. Despite this price decrease, our net fuel expense was up slightly to 5.1% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2025 period from 4.9% in the 2024 period.

Our supplies and maintenance expense decreased $2.3 million, or 4.7%, from the 2024 period primarily due to lower tire, tolls and loading/unloading costs.

The $3.9 million, or 4.6%, decrease in depreciation in the 2025 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment.

The $2.6 million, or 6.9%, increase in insurance and claims in the 2025 period was primarily due to increases in our self-insured auto liability claim costs and insurance premiums, partially offset by lower self-insured costs of physical damage claims related to our revenue equipment and workers’ compensation claims.

Gain on disposition of revenue equipment increased to $8.8 million in the 2025 period from $4.6 million in the 2024 period due to increases in the average gain for our tractor and trailer sales and in the number of units sold.

Our operating income declined 30.8% to $18.3 million in the 2025 period from $26.5 million in the 2024 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.3% in the 2025 period and 96.4% in the 2024 period. The operating ratio for our Truckload segment was 100.0% in the 2025 period and 99.6% in the 2024 period, for our Dedicated segment was 93.5% in the 2025 period and 92.2% in the 2024 period, for our Intermodal segment was 105.6% in the 2025 period and 105.3% in the 2024 period, and for our Brokerage segment was 94.2% in the 2025 period and 92.5% in the 2024 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 96.9% in the 2025 period and 95.8% in the 2024 period.

Other non-operating income decreased to $998,000 from $2.7 million in the 2024 period due to decreased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 28.9% in the 2025 period from 27.2% in the 2024 period primarily due to increases in per diem and other non-deductible expenses as a percentage of projected earnings.

As a result of the factors described above, net income declined 35.4% to $13.7 million, or $0.17 per diluted share, in the 2025 period from $21.3 million, or $0.26 per diluted share, in the 2024 period.

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

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash flows provided by operating activities	$87,906	$111,021
Net cash flows used for investing activities	(35,742)	(107,247)
Net cash flows used for financing activities	(14,946)	(13,997)

In August 2019, our Board of Directors approved and we announced an increase from current availability in our existing share repurchase program providing for the repurchase of up to $34.0 million, or approximately 1.8 million shares, of our common stock, which was increased by our Board of Directors to 2.7 million shares in August 2020 to reflect the three-for-two stock split effected in the form of a stock dividend in August 2020. In May 2022, our Board of Directors approved and we announced an additional increase from current availability in our existing share repurchase program providing for the repurchase of up to $50.0 million, or approximately 3.1 million shares, of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We repurchased and retired 1.3 million shares of common stock for $25.0 million in the first quarter of 2022, and 963,000 shares of common stock for $16.8 million in the second quarter of 2022. We have not repurchased any shares since the second quarter of 2022. As of September 30, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In the first nine months of 2025, net cash flows provided by operating activities of $87.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $32.4 million, to pay cash dividends of $14.7 million and to purchase other assets in the amount of $3.3 million, resulting in a $37.2 million increase in cash and cash equivalents and an escrow deposit. In the first nine months of 2024, net cash flows provided by operating activities of $111.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $102.3 million, to pay cash dividends of $14.7 million and to construct and upgrade regional operating facilities in the amount of $3.9 million, resulting in a $10.2 million decrease in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $28 million for the remainder of 2025. This amount includes commitments to purchase $32.9 million of new revenue equipment, prior to considering proceeds from dispositions. Additionally, operating lease obligations total $613,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2025 and 2024 which totaled $14.7 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At September 30, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 7.25% at September 30, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2025 and December 31, 2024.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $5.6 million. Based upon our fuel consumption in the first nine months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.8 million. There were no material quantitative changes in market risk since the first nine months of 2024.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

During the first nine months of 2025, the Trump administration has imposed new and increased tariff rates on imported goods from a number of countries. Although it is difficult to forecast the depth and duration of the resulting impact since the tariff policies are rapidly evolving and changing, such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in decreased shipping volumes and have an adverse impact on our revenue and results of operations. In addition, the imposition of additional tariffs or quotas or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the cost of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge programs, either of which could have an adverse effect on our business.

Lastly, it is not possible to predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements or other related events and the subsequent effects on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

Item 6. Exhibits.

Item No.	Item	Method of Filing

10.1	Separation Agreement and Release of Claims by and between Timothy M. Kohl and Marten Transport, Ltd. dated September 30, 2025	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 6, 2025.

31.1

Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Randolph L. Marten, the Registrant’s Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Filed with this Report.

31.2

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 7, 2025, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 7, 2025	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2025	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)