Form 10-K
period 2025-12-31
MARTEN TRANSPORT LTD
filed 2026-02-27
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the NASDAQ Global Select Market), excluding outstanding shares beneficially owned by affiliates, was $816,756,000.

As of February 13, 2026, 81,542,153 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the annual meeting to be held May 5, 2026, or 2026 Proxy Statement.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our current five distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Brokerage and MRTN de Mexico. Our Intermodal operations were sold effective September 30, 2025. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. In 2025, we generated $883.7 million in operating revenue. Approximately 59% of our Truckload and Dedicated revenue in 2025 resulted from hauling temperature-sensitive products and 41% from hauling dry freight. We operate throughout the United States and in parts of Mexico and Canada, with our revenue primarily generated from within the United States. We provide regional truckload carrier services in the Southeast, West Coast, Midwest, South Central and Northeast regions. Our primary medium-to-long-haul traffic lanes are between the Midwest and the West Coast, Southwest, Southeast, and the East Coast, as well as from California to the Pacific Northwest. In 2025, our average length of haul was 405 miles.

Our growth strategy is to expand our business organically by offering shippers a high level of service and significant freight capacity. We market primarily to shippers that offer consistent volumes of freight in the lanes we prefer and are willing to compensate us for a high level of service. With our fleet of 2,654 company and independent contractor tractors, we offer service levels that include up to 99% on-time performance and delivery within the narrow time windows often required when shipping perishable commodities.

We have four reporting segments – Truckload, Dedicated and Brokerage, along with our Intermodal operations which were sold effective September 30, 2025. Financial information regarding these segments can be found in Footnote 14 to the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Operating results of our MRTN de Mexico business, which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers, is reported within our Truckload and Brokerage segments.

Our Intermodal segment transported our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. Our Intermodal operations were sold effective September 30, 2025.

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

Marketing and Operations

We approach our business as an integrated effort of marketing and operations. We target food and consumer packaged goods companies whose products require temperature-sensitive services and who ship multiple truckloads per week. By emphasizing high-quality service, we seek to become a core carrier for our customers. In 2025, our largest customer was Walmart.

Our marketing efforts are conducted by a staff of 315 sales, customer service and support personnel under the supervision of our senior management team. Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers. Customer service managers regularly contact customers to solicit additional business on a load-by-load basis.

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

We believe this integrated approach to our marketing and operations, coupled with our use of technology, has allowed us to provide our customers with a high level of service and support our revenue growth in an efficient manner. For example, we produced a non-revenue mile percentage of 7.3% during 2025, which points to the efficiency of our operations and we believe compares favorably to other temperature-sensitive and dry van trucking companies.

Major Customers

A significant portion of our revenue is generated from our major customers. In 2025, our top 30 customers accounted for approximately 71% of our revenue excluding fuel surcharges, and our top ten customers accounted for 50% of our revenue. We have emphasized increasing our customer diversity which is shown by the decrease in the portion of our revenue with our top customers. In 2010, our top 30 customers accounted for approximately 78% of our revenue. Nine of our top ten customers have been significant customers of ours for the last ten years. We believe we are the largest or second largest temperature-sensitive carrier for eight of our top ten customers. We believe our relationships with these key customers are sound, but we are dependent upon them and the loss of some or all of their business could have a materially adverse effect on our results.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Human Capital

As of December 31, 2025, we had 3,502 employees. This total consists of 2,660 drivers, 275 mechanics and maintenance personnel, and 567 support personnel, which includes management and administration. As of that date, we also contracted with 77 independent contractors. None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good.

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

As of December 31, 2025, we operated a fleet of 2,654 tractors, including 2,577 company-owned tractors and 77 tractors supplied by independent contractors. The average age of our company-owned tractor fleet at December 31, 2025 was approximately 2.3 years. In 2025, we replaced our company-owned tractors within an average of 4.2 years after purchase.

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

We historically have contracted with independent contractors to provide and operate a portion of our tractor fleet. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and taxes. The percentage of our fleet provided by independent contractors was 2.9% at each of December 31, 2025 and December 31, 2024, and 2.8% at December 31, 2023.

As of December 31, 2025, we operated a fleet of 5,107 trailers, consisting of 2,863 refrigerated trailers and 2,244 dry vans. Most of our refrigerated trailers are equipped with Thermo-King refrigeration units, air ride suspensions and anti-lock brakes. The average age of our trailer fleet at December 31, 2025 was approximately 4.9 years. In 2025, we replaced our company-owned trailers within an average of 8.1 years after purchase.

As of December 31, 2024, we operated a fleet of 786 refrigerated containers for use on railroad flatcars. All of our Intermodal Operations, including our fleet of refrigerated containers, were sold effective September 30, 2025.

Insurance and Claims

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are responsible for our proportionate share of the legal expenses relating to such claims as well. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. We have $24.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage with licensed insurance carriers for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits and outside of certain liability tiers for which we retain liability. Insurance carriers have significantly raised premiums for trucking companies, which increases our insurance and claims expense, along with other factors. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Fuel

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic and market factors that are beyond our control. Fuel prices fluctuated dramatically and quickly at various times during the last three years. We actively manage our fuel costs by purchasing fuel in bulk at a number of our facilities throughout the country and have volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During 2025, nearly 100% of our fuel purchases were made at these designated locations. To help further reduce fuel consumption, we have equipped our company-owned tractors with auxiliary power units since 2007. These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine. We have also invested in terrestrial-based tracking equipment for the temperature-control units on our trailers that has improved fuel usage through management of required temperature settings and run time of the units.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented. We have historically been able to pass through a significant portion of long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently putting in place changes to generally simplify the agency’s safety and fitness regulations using an enhanced safety prioritization methodology.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Additionally, effective November 2024, all states are required to check the clearinghouse for any prohibitions before issuing, renewing, transferring or upgrading any commercial drivers’ licenses. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 67% in 2023, 74% in 2024 and 76% in 2025. The impact of the clearinghouse has been significant, with a total of approximately 202,000 drivers removed from the trucking industry from January 2020 through December 2025.

Additionally, the Trump administration’s recent immigration enforcement efforts including stricter standards for non-domiciled commercial driver’s licenses and entry-level driver training programs, along with increased enforcement of English Language Proficiency and B-1 visa regulations, are expected to decrease industry capacity.

We are also subject to various environmental laws and regulations dealing with vehicle emissions and idling, the handling of hazardous materials, fuel storage tanks, air emissions from our facilities and discharge and retention of storm water. These regulations did not have a significant impact on our operations or financial results in 2023 through 2025.

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

During 2025, the Trump administration has imposed new and increased tariff rates on imported goods from a number of countries. Although it is difficult to forecast the depth and duration of the resulting impact since the tariff policies have rapidly evolved and changed, such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in decreased shipping volumes and have an adverse impact on our revenue and results of operations. In addition, the imposition of additional tariffs or quotas or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the cost of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge programs, either of which could have an adverse effect on our business.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2025, our top 30 customers, based on revenue excluding fuel surcharges, accounted for approximately 71% of our revenue; our top ten customers accounted for approximately 50% of our revenue; our top five customers accounted for approximately 38% of our revenue; our top two customers accounted for approximately 28% of our revenue; and our largest customer accounted for approximately 20% of our revenue. Generally, other than for our Dedicated operations, we enter into one-year contracts with our major customers, the majority of which do not contain any firm obligations to ship with us. We cannot ensure that, upon expiration of existing contracts, these customers will continue to use our services or that, if they do, they will continue at the same levels. Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in loss of business to our competitors. Some of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly affect our earnings. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. For a detailed discussion of our self-insurance programs, including self-insurance retention limits, please refer to Note 1 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report.

We maintain insurance with licensed insurance carriers above the amounts for which we self-insure and outside of certain liability tiers for which we retain liability. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have significantly raised premiums for trucking companies due, in part, to the increase in the number of nuclear verdicts in trucking accident cases. As a result, our insurance and claims expense has increased. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

If demand declines for our used revenue equipment, it could result in decreased equipment sales, resale values and gains on sales of assets. The market for used revenue equipment is subject to a number of factors, including fluctuations in demand and prices. We do not have any agreements with tractor manufacturers pursuant to which they agree to repurchase our tractors or guarantee a residual value. As such, we are sensitive to changes in used equipment prices and demand, especially with respect to tractors. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our gains on sales of assets. We have seen a softening of the used equipment market, which could lead to a lower gain on sale.

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

We may be adversely affected by the physical effects of climate change as well as legal, regulatory or market responses to climate change concerns. Risks associated with climate change are subject to increasing societal, regulatory and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business interruptions, damage to our revenue equipment and facilities, reduced workforce availability, increased costs, increased liabilities and decreased revenue than what we have experienced in the past from such events. For example, severe sustained heat in multiple regions of the United States during recent years has resulted in increased fuel expense due to decreased engine fuel efficiency and increased idling, along with additional damage and wear on tires. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels such as those used in our tractors and in the refrigeration units on our trailers and formerly on our containers, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Due to such increased concerns, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. In October 2023, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us. Following legal challenges and due to a high volume of public comments, the California Air Resources Board, has delayed issuing draft regulations pursuant to these laws until the first quarter of 2026. Additionally, on March 6, 2024, the SEC adopted climate-related disclosure rules which became the subject of a number of legal challenges. On March 27, 2025 the SEC voted to end its defense of the proposed rules, though the rules have not been formally withdrawn. While we are continuing to monitor the evolution of these rules, it is difficult to predict when and to what extent they may impact us. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, which could negatively impact our business and results of operations. Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks and government responses thereto. The COVID-19 pandemic, for example, negatively affected economic conditions, supply chains, labor markets and demand for certain shipped goods.

The extent to which our business, results of operations and financial condition may be negatively affected by pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect that an outbreak of any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

The conflict between Russia and Ukraine, conflicts in the Middle East, potential conflict between China and Taiwan and the expansion of such conflicts to other areas or countries or similar conflicts could adversely impact our business and financial results. Although we do not have any operations outside of North America, we may be affected by the broader consequences of the ongoing international conflicts or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which these conflicts may heighten other risks disclosed herein. Any of the above-mentioned factors could materially adversely affect our business and financial results.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. In December 2010, the FMCSA introduced the Compliance, Safety, Accountability, or CSA, system to measure and evaluate the on-road safety performance of commercial carriers and individual drivers. CSA’s Motor Carrier Safety Measurement System replaced the former SafeStat system and has removed a number of drivers from the industry as carriers are less willing to hire and retain drivers with marginal ratings, which has increased competition for qualified drivers. The FMCSA is currently putting in place changes to generally simplify the agency’s safety and fitness regulations using an enhanced safety prioritization methodology.

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

The FMCSA has established a Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database of drivers who have violations including failed or refused drug and alcohol tests. Beginning in January 2020, all carriers are required to run queries in the clearinghouse for all prospective drivers and annually for all drivers currently employed. All testing violations must also be reported to the clearinghouse. Additionally, effective November 2024, all states are required to check the clearinghouse for any prohibitions before issuing, renewing, transferring or upgrading any commercial drivers’ licenses. Also effective in January 2020, all carriers must perform random drug tests at a rate of at least 50% of the average number of driver positions. The rate was at least 25% previously. We have been testing at a rate in excess of 50%, including when the requirement was at least 25%, and tested 67% in 2023, 74% in 2024 and 76% in 2025. The impact of the clearinghouse has been significant, with a total of approximately 202,000 drivers removed from the trucking industry from January 2020 through December 2025.

Additionally, the Trump administration’s recent immigration enforcement efforts including stricter standards for non-domiciled commercial driver’s licenses and entry-level driver training programs, along with increased enforcement of English Language Proficiency and B-1 visa regulations, are expected to decrease industry capacity.

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

Our business is subject to the risk of litigation, which may adversely affect our business and operating results. We are subject to litigation resulting from trucking accidents. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and could impact our insurance costs. In particular, the trucking industry has seen a trend of nuclear verdicts, resulting in the payment of substantial damages for claims related to trucking accidents. Additionally, a number of trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

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

If we are unable to retain our executive officers and key management employees, our business, financial condition and results of operations could be adversely affected. We are highly dependent upon the services of our executive officers and key management employees, including our Chairman of the Board and Chief Executive Officer. Currently, we do not have employment agreements with these employees and the loss of their services for any reason could have a materially adverse effect on our operations and future profitability. We have entered into agreements with our executive officers that require us to provide compensation to them in the event of termination of their employment without cause in connection with or within a certain period of time after a “change in control” of our Company. In addition, we must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. While our Board regularly engages in succession planning for our Chairman of the Board and Chief Executive Officer and executive leadership team, there is no guarantee that a candidate or plan will be successful. Although we strive to reduce the potential negative impact of any such changes, the loss of any executive officers or key management employees could result in disruptions to our operations. In addition, hiring, training and successfully integrating replacement personnel, whether internal or external, could be time consuming, may cause additional disruptions to our operations and may be unsuccessful, which could negatively impact our business, financial condition and results of operations.

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

Our executive offices and principal terminal are located on approximately seven acres in Mondovi, Wisconsin. This facility consists of 39,000 square feet of office space and 21,000 square feet of equipment repair and maintenance space. We added additional equipment repair and maintenance facilities in 2007 and in 2009 in Mondovi, Wisconsin which consist of 15,000 square feet of space located on approximately 11 acres and 50,000 square feet of space located on approximately three acres, respectively. We own and operate facilities in or near the following cities at which we primarily perform operations and maintenance activities:

● Mondovi, Wisconsin	● Atlanta, Georgia	● Memphis, Tennessee
● Phoenix, Arizona	● Indianapolis, Indiana	● Desoto, Texas
● Jurupa Valley, California	● Kansas City, Kansas	● Laredo, Texas
● Otay Mesa, California	● Portland, Oregon	● Colonial Heights, Virginia
● Tampa, Florida	● Carlisle, Pennsylvania	● Rio Grande Valley, Texas

Our Truckload, Dedicated and Brokerage segments operate out of a majority of our facilities while our Intermodal segment operated out of a small number of our locations. We believe the nature, size and location of our properties are suitable and adequate for our current business needs.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in ordinary routine litigation incidental to our operations. These lawsuits primarily involve claims for workers’ compensation, wage and hour law violations, personal injury or property damage incurred in the transportation of freight. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely or probable to have a materially adverse effect on our consolidated financial statements; however, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time. As such, future liability claims or adverse developments in existing claims could have a materially adverse effect on our consolidated financial statements. Information is provided below for such existing claims, with the eventual outcome for each claim dependent on the results of additional discovery, future court rulings, and potentially trial and appeal. Marten intends to continue to vigorously defend itself in each matter.

On July 8, 2020, a lawsuit was filed against Marten Transport, Ltd. on behalf of Raul Martinez, individually and all others similarly situated. The lawsuit, which was filed in and is currently pending in the Superior Court of the State of California for the County of San Diego, alleges that Marten did not properly compensate drivers for sleeper berth time, layover time, meal breaks, rest periods, and personal cell phone usage, did not provide drivers with proper wage statements or final pay in violation of California law, and violated California’s Unfair Competition Law and Labor Code.

On May 9, 2024, a lawsuit was filed against Marten Transport, Ltd. on behalf of Malik Wallace, Duane Partridge and Anthony Rogers, individually and all others similarly situated. The lawsuit, which was filed in Washington State Court and removed to the United States District Court, Western District of Washington in Seattle, alleges that Marten violated Washington’s wage transparency law.

On August 21, 2024, a lawsuit was filed against Marten Transport, Ltd. on behalf of Alexander W. Jackson, individually and all others similarly situated. The lawsuit, which was filed in the Superior Court of the State of California for the County of Riverside and removed to the United States District Court, Central District of California in Riverside, alleges that Marten failed to properly compensate drivers relating to minimum wages, meal periods and rest breaks, failed to provide proper wage statements, and violated California’s Unfair Competition Law and Labor Code.

On January 16, 2026, a lawsuit was filed against Marten Transport, Ltd. on behalf of Harley Courtney, individually and all others similarly situated. The lawsuit, which was filed in the Superior Court for the State of Washington in and for the County of King County, alleges that Marten did not properly compensate drivers for overtime wages in violation of Washington law.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, with their ages and the offices held as of February 13, 2026, are as follows:

Name	Age	Position
Randolph L. Marten	73	Chairman of the Board, Chief Executive Officer and Director

Douglas P. Petit	59	President

James J. Hinnendael	62	Executive Vice President and Chief Financial Officer

Adam D. Phillips	48	Executive Vice President and Chief Operating Officer

Randall J. Baier	55	Executive Vice President and Chief Technology Officer

Randolph L. Marten has been a full-time employee of ours since 1974. Mr. Marten has been a Director since October 1980 and our Chairman of the Board and Chief Executive Officer since October 1, 2025. Mr. Marten also served as our Executive Chairman of the Board from May 2021 to September 30, 2025, our Chairman of the Board from August 1993 to May 2021, our Chief Executive Officer from January 2005 to May 2021, our President from June 1986 to June 2008, our Chief Operating Officer from June 1986 to August 1998 and as a Vice President from October 1980 to June 1986.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “MRTN.” On February 13, 2026, we had 146 record stockholders and approximately 20,929 beneficial stockholders of our common stock.

Dividend Policy

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2025 which totaled $19.6 million, and in each quarter of 2024 and 2023 which totaled $19.5 million in each year. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2025 and December 31, 2024.

Share Repurchase Program

Our existing share repurchase program, which was initially announced in December 2007, currently provides for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We have not repurchased any shares under this program since the second quarter of 2022. As of December 31, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Market index and the SIC code 4213 (trucking, except local) line-of-business index for the last five years. Research Data Group, Inc. prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the NASDAQ Stock Market index and the line-of-business index on December 31, 2020, with reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Overview

We have strategically transitioned from a refrigerated long-haul carrier to a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our current five distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Brokerage and MRTN de Mexico. As discussed in Note 13, our Intermodal operations were sold effective September 30, 2025.

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

Operating results of our MRTN de Mexico business, which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers, is reported within our Truckload and Brokerage segments.

Our Intermodal segment transported our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affected our Intermodal revenue were the rate per mile and other charges we received from our customers. As discussed in Note 13, our Intermodal operations were sold effective September 30, 2025.

In addition to the factors discussed above, our operating revenue is also affected by, among other things, the United States economy, inventory levels, the level of truck and rail capacity in the transportation market, a contracting driver market, severe weather conditions and specific customer demand.

Our operating revenue decreased $80.1 million, or 8.3%, in 2025 from 2024. Our operating revenue, net of fuel surcharges, decreased $61.0 million, or 7.3%, compared with 2024. Truckload segment revenue, net of fuel surcharges, decreased 3.6% from 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 11.4% from 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Intermodal segment revenue, net of fuel surcharges, decreased 41.9% from 2024, primarily due to a decrease in our number of loads. Brokerage segment revenue increased 2.6% from 2024, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. Fuel surcharge revenue decreased to $104.7 million in 2025 from $123.7 million in 2024.

Our profitability is impacted by the variable costs of transporting freight for our customers, fixed costs, and expenses containing both fixed and variable components. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs relate to the acquisition and subsequent depreciation of long-term assets, such as revenue equipment and operating terminals. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, along with any increases in fleet size. Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business. For example, fuel prices have significantly fluctuated over the past several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our terminals. To help further reduce fuel expense, we have installed and tightly manage the use of auxiliary power units in our tractors to provide climate control and electrical power for our drivers without idling the tractor engine, and also have improved the fuel usage in the temperature-control units on our trailers. For our Brokerage segment and formerly our Intermodal segment, our profitability is impacted by the percentage of revenue which is payable to the providers of the transportation services we arrange. This expense is included within purchased transportation in our consolidated statements of operations.

Our operating income declined 31.0% to $22.9 million in 2025 from $33.2 million in 2024. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.4% in 2025 and 96.6% in 2024. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 97.1% in 2025 from 96.0% in 2024. Our net income declined 35.2% to $17.4 million, or $0.21 per diluted share, in 2025 from $26.9 million, or $0.33 per diluted share, in 2024.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At December 31, 2025, we had $48.3 million of cash and cash equivalents and an escrow deposit, $767.6 million in stockholders’ equity and no long-term debt outstanding. In 2025, net cash flows provided by operating activities of $93.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $40.0 million, to pay cash dividends of $19.6 million and to purchase other assets in the amount of $2.9 million, resulting in a $31.0 million increase in cash and cash equivalents and an escrow deposit. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $92 million in 2026. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2025 which totaled $19.6 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the years indicated certain operating statistics regarding our revenue and operations:

	2025	2024	2023
Truckload Segment:
Revenue (in thousands)	$421,729	$439,792	$465,475
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,184	$4,123	$4,377
Average tractors(1)	1,668	1,751	1,733
Average miles per trip	520	533	519
Total miles (in thousands)	153,699	158,985	155,929

Dedicated Segment:
Revenue (in thousands)	$278,426	$319,135	$408,272
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,825	$3,767	$3,936
Average tractors(1)	1,186	1,356	1,632
Average miles per trip	299	319	335
Total miles (in thousands)	96,356	110,681	133,163

Intermodal Segment:(2)
Revenue (in thousands)	$33,671	$58,754	$92,078
Loads	10,168	16,975	25,160
Average tractors	56	110	159

Brokerage Segment:
Revenue (in thousands)	$149,826	$146,027	$165,630
Loads	95,951	89,138	91,077

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 77, 88 and 94 tractors as of December 31, 2025, 2024 and 2023, respectively.

(2)	Our Intermodal operations were sold effective September 30, 2025.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

The following table sets forth for the years indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar Change	Percentage Change
(Dollars in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$363,929	$377,452	$(13,523)	(3.6)%
Truckload fuel surcharge revenue	57,800	62,340	(4,540)	(7.3)
Total Truckload revenue	421,729	439,792	(18,063)	(4.1)

Dedicated revenue, net of fuel surcharge revenue	236,504	267,077	(30,573)	(11.4)
Dedicated fuel surcharge revenue	41,922	52,058	(10,136)	(19.5)
Total Dedicated revenue	278,426	319,135	(40,709)	(12.8)

Intermodal revenue, net of fuel surcharge revenue	28,730	49,468	(20,738)	(41.9)
Intermodal fuel surcharge revenue	4,941	9,286	(4,345)	(46.8)
Total Intermodal revenue	33,671	58,754	(25,083)	(42.7)

Brokerage revenue	149,826	146,027	3,799	2.6

Total operating revenue	$883,652	$963,708	$(80,056)	(8.3)%

Operating income/(loss):
Truckload	$825	$3,283	$(2,458)	(74.9)%
Dedicated	16,734	23,037	(6,303)	(27.4)
Intermodal	(1,883)	(3,922)	2,039	52.0
Brokerage	7,237	10,822	(3,585)	(33.1)
Total operating income	$22,913	$33,220	$(10,307)	(31.0)%

Operating ratio:
Truckload	99.8%	99.3%
Dedicated	94.0	92.8
Intermodal	105.6	106.7
Brokerage	95.2	92.6
Consolidated operating ratio	97.4%	96.6%

Operating ratio, net of fuel surcharges:
Truckload	99.8%	99.1%
Dedicated	92.9	91.4
Intermodal	106.6	107.9
Brokerage	95.2	92.6
Consolidated operating ratio, net of fuel surcharges	97.1%	96.0%

Our operating revenue decreased $80.1 million, or 8.3%, to $883.7 million in 2025 from $963.7 million in 2024. Our operating revenue, net of fuel surcharges, decreased $61.0 million, or 7.3%, to $779.0 million in 2025 from $840.0 million in 2024. This decrease in 2025 was primarily due to a $30.6 million decrease in Dedicated revenue, net of fuel surcharges, a $20.7 million decrease in Intermodal revenue, net of fuel surcharges, and a $13.5 million decrease in Truckload revenue, net of fuel surcharges, along with a $3.8 million increase in Brokerage revenue. Fuel surcharge revenue decreased to $104.7 million in 2025 from $123.7 million in 2024.

In addition to the factors discussed below, our profitability across each segment in 2025 was impacted by a weaker freight market.

Truckload segment revenue decreased $18.1 million, or 4.1%, to $421.7 million in 2025 from $439.8 million in 2024. Truckload segment revenue, net of fuel surcharges, decreased $13.5 million, or 3.6%, to $363.9 million in 2025 from $377.5 million in 2024, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio was 99.8% in 2025 and 99.3% in 2024. Impacting the 2025 operating ratio was higher insurance and claims costs, partially offset by lower company driver compensation and increased gain on disposition of revenue equipment, all as a percentage of revenue, along with improved average revenue per tractor.

Dedicated segment revenue decreased $40.7 million, or 12.8%, to $278.4 million in 2025 from $319.1 million in 2024. Dedicated segment revenue, net of fuel surcharges, decreased 11.4%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 94.0% in 2025 from 92.8% in 2024. Impacting the 2025 operating ratio was higher insurance and claims costs, as a percentage of revenue, partially offset by increased gain on disposition of revenue equipment, as a percentage of revenue, and increased average revenue per tractor.

Intermodal segment revenue decreased $25.1 million, or 42.7%, to $33.7 million in 2025 from $58.8 million in 2024. Intermodal segment revenue, net of fuel surcharges, decreased 41.9% from 2024, primarily due to a decrease in our number of loads. The operating ratio in 2025 improved to 105.6% from 106.7% in 2024. Impacting the 2025 operating ratio was lower depreciation and salaries and wages expense, partially offset by higher purchased transportation costs, all as a percentage of revenue. Our Intermodal operations were sold effective September 30, 2025.

Brokerage segment revenue increased $3.8 million, or 2.6%, to $149.8 million in 2025 from $146.0 million in 2024, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. The operating ratio in 2025 of 95.2% was up from 92.6% in 2024. This increase was primarily due to higher insurance and claims costs and an increase in the amounts payable to carriers for transportation services which we arranged, both as a percentage of revenue.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
(Dollars in thousands)	2025 vs. 2024	2025 vs. 2024	2025	2024

Operating revenue	$(80,056)	(8.3)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(29,662)	(8.7)	35.3	35.5
Purchased transportation	(10,029)	(5.9)	18.0	17.6
Fuel and fuel taxes	(17,144)	(11.7)	14.7	15.3
Supplies and maintenance	(2,129)	(3.4)	6.9	6.6
Depreciation	(6,261)	(5.6)	11.9	11.6
Operating taxes and licenses	(565)	(5.5)	1.1	1.1
Insurance and claims	2,536	4.8	6.3	5.5
Communications and utilities	(276)	(3.1)	1.0	0.9
Gain on disposition of revenue equipment	(7,096)	(142.7)	(1.4)	(0.5)
Other	877	2.9	3.5	3.1
Total operating expenses	(69,749)	(7.5)	97.4	96.6
Operating income	(10,307)	(31.0)	2.6	3.4
Other	1,662	53.2	(0.2)	(0.3)
Income before income taxes	(11,969)	(32.9)	2.8	3.8
Income taxes expense	(2,491)	(26.4)	0.8	1.0
Net income	$(9,478)	(35.2)%	2.0%	2.8%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and formerly our Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $29.7 million, or 8.7%, in 2025 from 2024. This decrease resulted primarily from reductions in company driver compensation expense of $23.8 million and employees’ health insurance expense due to lower self-insured medical claims of $2.8 million.

Purchased transportation consists of amounts payable to carriers and railroads for transportation services we arrange in connection with our Brokerage and formerly our Intermodal operations, and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to motor carriers and third-party railroads, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $10.0 million in total, or 5.9%, in 2025 from 2024. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $4.9 million to $127.3 million in 2025 from $122.4 million in 2024, primarily due to an increase in our number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal segment decreased to $18.8 million in 2025 from $31.6 million in 2024, primarily due to a decrease in our number of loads. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, decreased by $2.1 million in 2025.

Fuel and fuel taxes decreased by $17.1 million, or 11.7%, in 2025 from 2024. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $2.0 million, or 6.0%, to $31.4 million in 2025 from $33.5 million in 2024. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $6.1 million from $10.0 million in 2024. The United States Department of Energy, or DOE, national average cost of fuel decreased to $3.66 per gallon from $3.76 per gallon in 2024. Despite this price decrease, our net fuel expense was up slightly to 5.0% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2025 from 4.8% in 2024. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Supplies and maintenance consist of repairs, maintenance, tires, parts, oil and engine fluids, along with load-specific expenses including loading/unloading, tolls, pallets and trailer hostling. Our supplies and maintenance expense decreased $2.1 million, or 3.4%, from 2024 primarily due to lower tire, tolls and loading/unloading costs.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities, other assets and formerly containers. The $6.3 million, or 5.6%, decrease in depreciation in 2025 was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $2.5 million, or 4.8%, increase in insurance and claims in 2025 was primarily due to increases in both our self-insured auto liability and brokerage claim costs, partially offset by lower self-insured costs of physical damage claims related to our revenue equipment and workers’ compensation claims. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $12.1 million in 2025 from $5.0 million in 2024 due to increases in the average gain for our tractor and trailer sales and in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 31.0% to $22.9 million in 2025 from $33.2 million in 2024 as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 97.4% in 2025 and 96.6% in 2024. The operating ratio for our Truckload segment was 99.8% in 2025 and 99.3% in 2024, for our Dedicated segment was 94.0% in 2025 and 92.8% in 2024, for our Intermodal segment was 105.6% in 2025 and 106.7% in 2024, and for our Brokerage segment was 95.2% in 2025 and 92.6% in 2024. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 97.1% in 2025 and 96.0% in 2024.

Other non-operating income decreased to $1.5 million from $3.1 million in 2024 due to decreased interest income earned on our cash and cash equivalents.

Our effective income tax rate increased to 28.4% in 2025 from 25.9% in 2024 primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income declined 35.2% to $17.4 million, or $0.21 per diluted share, in 2025 from $26.9 million, or $0.33 per diluted share, in 2024.

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

Fuel and fuel taxes decreased by $33.3 million, or 18.5%, in 2024 from 2023. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) decreased $3.6 million, or 9.7%, to $33.5 million in 2024 from $37.1 million in 2023. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $10.0 million from $16.0 million in 2023. The DOE national average cost of fuel decreased to $3.76 per gallon from $4.21 per gallon in 2023. Despite this price decrease, our net fuel expense increased to 4.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in 2024 from 4.6% in 2023. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers.

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

(In thousands)	2025	2024	2023
Net cash flows provided by operating activities	$93,488	$134,814	$164,378
Net cash flows used for investing activities	(42,877)	(152,138)	(172,540)
Net cash flows used for financing activities	(19,600)	(18,622)	(19,225)

Our existing share repurchase program, which was initially announced in December 2007, currently provides for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We have not repurchased any shares under this program since the second quarter of 2022. As of December 31, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

In 2025, net cash flows provided by operating activities of $93.5 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $40.0 million, to pay cash dividends of $19.6 million and to purchase other assets in the amount of $2.9 million, resulting in a $31.0 million increase in cash and cash equivalents and an escrow deposit. In 2024, net cash flows provided by operating activities of $134.8 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $146.8 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $4.3 million, resulting in a $35.9 million decrease in cash and cash equivalents. In 2023, net cash flows provided by operating activities of $164.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $163.9 million, to pay cash dividends of $19.5 million and to construct and upgrade regional operating facilities in the amount of $8.6 million, resulting in a $27.4 million decrease in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $92 million in 2026. This amount includes commitments to purchase $31.1 million of new revenue equipment, prior to considering proceeds from dispositions. Additionally, operating lease obligations total $510,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2025 which totaled $19.6 million, and in each quarter of 2024 and 2023 which totaled $19.5 million in each year. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at December 31, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2025 and December 31, 2024.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at December 31, 2025.

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

Auto Liability and Workers’ Compensation Claims Reserves. We self-insure for our portion of claims exposure resulting from auto liability and workers’ compensation claims. We renewed our liability insurance policies effective June 1, 2025, and are responsible for the first $3.0 million on each auto liability claim. For the policy year effective June 1, 2024, we are responsible for the first $2.0 million on each auto liability claim. For both policy years, we are also responsible for an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy years effective June 1, 2022 and June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. Additionally, we have $24.1 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities. We maintain insurance coverage with licensed insurance carriers for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits and outside of certain liability tiers for which we retain liability. The level of our insurance coverage is in amounts we consider adequate based upon historical experience and our ongoing review. However, we could suffer a series of losses within our self-insured retention limits or losses over our policy limits which could negatively affect our financial condition and operating results. Our auto liability and workers’ compensation claims expense and the related claims reserves will vary primarily based upon the frequency and severity of our accident experience. The total auto liability and workers’ compensation claims reserves within the insurance and claims accruals in our consolidated balance sheets were $35.9 million and $37.5 million as of December 31, 2025 and 2024, respectively. The excess of the insurance and claims accruals over these amounts relates to general liability, cargo and property damage claims, along with reserves for physical damage to our equipment and outstanding employees’ health insurance claims.

We reserve for the estimated cost of the uninsured portion of pending auto liability and workers’ compensation claims, including legal costs. These case reserves are periodically evaluated and adjusted based on our continuing evaluation of the nature and severity of each individual claim. Claims development factors are applied to the total amount of the individual claims’ case reserves by year incurred to estimate future claims development based on our historical experience. Our claims development factors phase down each year over nine years for auto liability claims and eleven years for workers’ compensation claims from the year incurred. We also ensure that our total recorded auto liability and workers’ compensation claims reserves are within a range of reasonable amounts determined in an independent actuarial analysis. There were no changes to our methodology used to estimate our ultimate claims losses in 2025 or 2024. Projection of losses is subject to a high level of estimation uncertainty and actual results could differ from these current estimates. Our estimates require judgments concerning the nature and severity of each claim, historical trends, consultation with actuarial experts, settlement patterns, jury awards, litigation trends and legal interpretations, which are difficult to predict.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in 2024, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $7.2 million. Based upon our fuel consumption in 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.3 million. There were no material quantitative changes in market risk since 2024.

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

Management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the Company’s internal controls over financial reporting on page 32 of this Report.

February 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marten Transport, Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marten Transport, Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marten Transport, Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Auto and workers’ compensation self-insurance reserves

As described further in Note 1 and Note 12 to the consolidated financial statements, the Company self-insures for a portion of their claims exposure resulting from workers’ compensation claims and auto liability claims. The Company maintains insurance coverage for per incident and total losses in excess of their risk retention levels in amounts they consider adequate based upon historical experience and their ongoing review. The Company reserves for the estimated cost of the uninsured portion of pending claims, including legal costs. These reserves are periodically evaluated and adjusted based on the Company’s evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Insurance and claims expenses, including the related insurance and claims reserves, will vary primarily based upon the frequency and severity of the Company’s accident experience.

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

Minneapolis, Minnesota

February 27, 2026

MARTEN TRANSPORT, LTD.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$43,278	$17,267
Escrow deposit	5,000	—
Receivables:
Trade, less allowances of $400 and $496, respectively	85,807	89,992
Other	13,084	5,364
Prepaid expenses and other	24,532	25,888
Total current assets	171,701	138,511
Property and equipment:
Revenue equipment	957,469	1,028,863
Buildings and land	108,648	108,990
Office equipment and other	62,815	60,884
Less accumulated depreciation	(352,426)	(370,124)
Net property and equipment	776,506	828,613
Other noncurrent assets	1,560	1,633
Total assets	$949,767	$968,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,769	$25,781
Insurance and claims accruals	43,700	44,246
Accrued and other current liabilities	19,763	23,492
Total current liabilities	92,232	93,519
Deferred income taxes	89,716	107,034
Noncurrent operating lease liabilities	194	282
Total liabilities	182,142	200,835
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,542,174 shares at December 31, 2025, and 81,463,938 shares at December 31, 2024, issued and outstanding	815	815
Additional paid-in capital	54,762	52,941
Retained earnings	712,048	714,166
Total stockholders’ equity	767,625	767,922
Total liabilities and stockholders’ equity	$949,767	$968,757

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share information)	2025	2024	2023
Operating revenue	$883,652	$963,708	$1,131,455
Operating expenses (income):
Salaries, wages and benefits	312,070	341,732	378,818
Purchased transportation	159,113	169,142	199,334
Fuel and fuel taxes	129,999	147,143	180,437
Supplies and maintenance	61,208	63,337	67,411
Depreciation	105,392	111,653	116,722
Operating taxes and licenses	9,737	10,302	11,053
Insurance and claims	55,645	53,109	56,014
Communications and utilities	8,753	9,029	10,149
Gain on disposition of revenue equipment	(12,067)	(4,971)	(13,612)
Other	30,889	30,012	35,019
Total operating expenses	860,739	930,488	1,041,345
Operating income	22,913	33,220	90,110
Other	(1,464)	(3,126)	(3,806)
Income before income taxes	24,377	36,346	93,916
Income taxes expense	6,933	9,424	23,543
Net income	$17,444	$26,922	$70,373
Basic earnings per common share	$0.21	$0.33	$0.87
Diluted earnings per common share	$0.21	$0.33	$0.86
Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2022	81,115	$811	$47,188	$655,920	$703,919
Net income	—	—	—	70,373	70,373
Issuance of common stock from share-based payment arrangement exercises and vesting of performance awards	197	2	1,208	—	1,210
Employee taxes paid in exchange for shares withheld	—	—	(926)	—	(926)
Share-based payment arrangement compensation expense	—	—	2,319	—	2,319
Dividends on common stock, $0.24 per share	—	—	—	(19,509)	(19,509)
Balance at December 31, 2023	81,312	813	49,789	706,784	757,386
Net income	—	—	—	26,922	26,922
Issuance of common stock from share-based payment arrangement exercises and vesting of performance awards	152	2	1,298	—	1,300
Employee taxes paid in exchange for shares withheld	—	—	(382)	—	(382)
Share-based payment arrangement compensation expense	—	—	2,236	—	2,236
Dividends on common stock, $0.24 per share	—	—	—	(19,540)	(19,540)
Balance at December 31, 2024	81,464	815	52,941	714,166	767,922
Net income	—	—	—	17,444	17,444
Issuance of common stock from share-based payment arrangement exercises and vesting of performance awards	78	—	246	—	246
Employee taxes paid in exchange for shares withheld	—	—	(284)	—	(284)
Share-based payment arrangement compensation expense	—	—	1,859	—	1,859
Dividends on common stock, $0.24 per share	—	—	—	(19,562)	(19,562)
Balance at December 31, 2025	81,542	$815	$54,762	$712,048	$767,625

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Operations:
Net income	$17,444	$26,922	$70,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,392	111,653	116,722
Tires in service amortization	6,401	6,888	7,172
Gain on disposition of revenue equipment	(12,067)	(4,971)	(13,612)
Deferred income taxes	(17,318)	(15,428)	(14,579)
Share-based payment arrangement compensation expense	1,859	2,236	2,319
Changes in other current operating items:
Receivables	(661)	19,831	12,751
Prepaid expenses and other	(2,121)	(4,055)	(3,939)
Accounts payable	(1,499)	(2,439)	(3,615)
Insurance and claims accruals	(546)	(2,771)	1,270
Accrued and other current liabilities	(3,396)	(3,052)	(10,484)
Net cash provided by operating activities	93,488	134,814	164,378
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Revenue equipment additions	(141,631)	(227,838)	(231,943)
Proceeds from revenue equipment dispositions	101,676	81,057	68,009
Buildings and land, office equipment and other additions	(2,922)	(5,392)	(8,614)
Proceeds from buildings and land, office equipment and other dispositions	52	84	53
Other	(52)	(49)	(45)
Net cash used for investing activities	(42,877)	(152,138)	(172,540)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Dividends on common stock	(19,562)	(19,540)	(19,509)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance awards	246	1,300	1,210
Employee taxes paid in exchange for shares withheld	(284)	(382)	(926)
Net cash used for financing activities	(19,600)	(18,622)	(19,225)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND ESCROW DEPOSIT	31,011	(35,946)	(27,387)
CASH AND CASH EQUIVALENTS AND ESCROW DEPOSIT:
Beginning of year	17,267	53,213	80,600
End of year	$48,278	$17,267	$53,213
SUPPLEMENTAL NON-CASH DISCLOSURE:
Change in property and equipment not yet paid	$1,613	$(7,626)	$(1,612)
Operating lease assets and liabilities acquired	$171	$253	$89
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$27,021	$19,170	$36,978
Interest	$-	$-	$10
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND ESCROW DEPOSIT IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$43,278	$17,267	$53,213
Escrow deposit	5,000	-	-
Total cash and cash equivalents and escrow deposit shown above	$48,278	$17,267	$53,213

The accompanying notes are an integral part of these consolidated financial statements.

MARTEN TRANSPORT, LTD.

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

1. Summary of Significant Accounting Policies

Nature of business: Marten Transport, Ltd. is a multifaceted business offering a network of time and temperature-sensitive and dry truck-based transportation and distribution capabilities across our current five distinct business platforms – Temperature-Sensitive and Dry Truckload, Dedicated, Brokerage and MRTN de Mexico. As discussed in Note 13, our Intermodal operations were sold effective September 30, 2025. We are one of the leading temperature-sensitive truckload carriers in the United States, specializing in transporting and distributing food and other consumer packaged goods that require a temperature-controlled or insulated environment. We operate throughout the United States and into and out of Mexico and Canada.

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

Escrow deposit: In connection with the sale of our Intermodal business, $5.0 million was placed in an escrow account to secure potential indemnity claims. These funds are restricted from use for general corporate purposes. The escrow agreement is set to expire in December 2026. Accordingly, the escrow deposit is classified as a current asset.

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for credit losses. Our allowance for credit losses was $400,000 and $496,000 as of December 31, 2025 and 2024, respectively. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to us and is reevaluated and adjusted as additional information is received. We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. We review the adequacy of our allowance for credit losses monthly. Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability. Initial payments by new customers are monitored for compliance with contractual terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Other receivables increased to $13.1 million as of December 31, 2025 from $5.4 million as of December 31, 2024, primarily due to increases in receivables for revenue equipment trades and current federal and state income taxes.

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

	Years
Tractors		5
Trailers		7
Refrigerated containers		12
Office, service and other equipment	3	-	15
Buildings and improvements	20	-	40

In 2025, we replaced our company-owned tractors within an average of 4.2 years and our trailers within an average of 8.1 years after purchase. Our useful lives for depreciating tractors is five years and for trailers is seven years, with a 25% salvage value for tractors placed in service through 2023, a 20% salvage value for tractors placed in service beginning in 2024, and a 35% salvage value for trailers. These salvage values are based upon the expected market values of the equipment after five years for tractors and seven years for trailers. Prior to the sale of our Intermodal operations, including our fleet of refrigerated containers, effective September 30, 2025, our useful life for depreciating refrigerated containers was 12 years with no salvage value. Depreciation expense calculated in this manner approximates the continuing declining value of the revenue equipment and continues at a consistent straight-line rate for units held beyond the normal replacement cycle.

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

Tires in service: The cost of original equipment and replacement tires placed in service is capitalized. Amortization is calculated based on cost, less estimated salvage value, using the straight-line method over 24 months. Tire amortization, which is included within supplies and maintenance in our consolidated statements of operations, was $6.4 million in 2025, $6.9 million in 2024 and $7.2 million in 2023. The current portion of capitalized tires in service is included in prepaid expenses and other in the accompanying consolidated balance sheets. The long-term portion of capitalized tires in service and the estimated salvage value are included in revenue equipment in the accompanying consolidated balance sheets. The cost of recapping tires is charged to operations as incurred.

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

Insurance and claims: We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We renewed our liability insurance policies effective June 1, 2025, and are responsible for the first $3.0 million on each auto liability claim. For the policy year effective June 1, 2024, we are responsible for the first $2.0 million on each auto liability claim. For both policy years, we are also responsible for an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy years effective June 1, 2022 and June 1, 2023, we are responsible for the first $1.0 million on each auto liability claim with no aggregates. We continue to be responsible for the first $750,000 on each workers’ compensation claim. We maintain insurance coverage with licensed insurance carriers for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits and outside of certain liability tiers for which we retain liability. The level of our insurance coverage is in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical development. Under agreements with our insurance carriers and regulatory authorities, we have $24.1 million in standby letters of credit to guarantee settlement of claims.

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

We account for revenue of our Brokerage segment and formerly our Intermodal segment, along with revenue on freight transported by independent contractors within our Truckload and Dedicated segments, on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue. All corresponding payments to carriers for transportation services we arrange in connection with our brokerage and formerly our intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense within our consolidated statements of operations. See Note 14 for more information.

Our largest customer, Walmart, accounted for 20% of our revenue excluding fuel surcharges in 2025 and 24% of our trade receivables as of December 31, 2025, 20% of our revenue in 2024 and 21% of our trade receivables as of December 31, 2024, and 19% of our revenue in 2023. During each of 2025, 2024 and 2023, approximately 99% of our revenue was generated within the United States.

Share-based payment arrangement compensation: Under our stock incentive plans, all of our employees and any subsidiary employees, as well as all of our non-employee directors, may be granted stock-based awards, including incentive and non-statutory stock options and performance awards. We account for share-based payment arrangements in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees and non-employee directors, including grants of employee stock options and performance awards, to be recognized in the income statement based on their fair values at the date of grant.

Earnings per common share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and performance awards had been issued using the treasury stock method.

Segment reporting: We report our operating segments in accordance with accounting standards codified in FASB ASC 280, Segment Reporting. We have five current operating segments that are aggregated, along with our Intermodal operating segment which was sold effective September 30, 2025, into four reporting segments (Truckload, Dedicated, Brokerage and Intermodal) for financial reporting purposes. See Note 14 for more information.

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

Adoption of new accounting standards: In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact of this standard is limited to financial statement disclosures.

We adopted FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025. The standard expanded disclosures related to the effective tax rate reconciliation, cash income taxes paid by jurisdiction, and income before income taxes by jurisdiction. We adopted the standard on a prospective basis. The impact of this standard is limited to financial statement disclosures. Prior-period disclosures were not recast.

2. Details of Consolidated Balance Sheet Accounts

Prepaid expenses and other: As of December 31, prepaid expenses and other consisted of the following:

(In thousands)	2025	2024
Insurance premiums	$5,803	$5,324
License fees	5,310	5,863
Parts and tires inventory	5,060	5,694
Tires in service	4,457	4,582
Contract assets	1,367	1,584
Other	2,535	2,841
	$24,532	$25,888

Accrued and other current liabilities: As of December 31, accrued and other current liabilities consisted of the following:

(In thousands)	2025	2024
Accrued expenses	$7,700	$10,243
Vacation	7,412	8,377
Salaries and wages	1,397	1,429
Accrued income taxes	-	1,065
Other	3,254	2,378
	$19,763	$23,492

3. Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At December 31, 2025, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2024, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $23.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at December 31, 2025.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The current credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at December 31, 2025 and December 31, 2024.

4. Related Party Transactions

The following related party transactions occurred during the three years ended December 31, 2025:

(a)     We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $30,000 in 2025, $27,000 in 2024 and $195,000 in 2023 for tires and related services. In addition, we paid $2.3 million in 2025, $2.2 million in 2024 and $2.0 million in 2023 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases. We did not have any accounts payable to that company as of December 31, 2025 or 2024.

(b)     We paid $8,000 in each of 2024 and 2023 for building repairs to a company in which one of our directors is the chief executive officer and the principal stockholder. No payments were made to that company for services in 2025. We did not have any accounts payable to that company as of December 31, 2025 or 2024.

5. Income Taxes

We adopted FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025. The standard expanded disclosures related to the effective tax rate reconciliation, cash income taxes paid by jurisdiction, and income before income taxes by jurisdiction. We adopted the standard on a prospective basis. The impact of this standard is limited to financial statement disclosures. Prior-period disclosures were not recast.

Income before income taxes by jurisdiction consisted of the following:

(In thousands)	2025
Domestic	$24,331
Foreign	46
Total income before income taxes	$24,377

The components of income taxes expense consisted of the following:

(In thousands)	2025	2024	2023
Current:
Federal	$21,003	$21,254	$33,416
State	3,234	3,598	4,706
Foreign	14	-	-
Total current	24,251	24,852	38,122

Deferred:
Federal	(14,809)	(12,748)	(13,526)
State	(2,509)	(2,680)	(1,053)
Foreign	-	-	-
Total deferred	(17,318)	(15,428)	(14,579)
Total expense	$6,933	$9,424	$23,543

Income taxes expense by jurisdiction consisted of the following:

(In thousands)	2025
Federal	$6,194
State	725
Foreign	14
Total income taxes expense	$6,933

The federal statutory income tax rate is reconciled to the effective income tax rate after the adoption of FASB ASU 2023-09 as follows:

(Dollars in thousands)	2025
U.S statutory federal tax rate	$5,119	21%
State and local income taxes, net of federal income tax effects	572	2
Nontaxable or non-deductible items:
Non-deductible per diem expenses	1,289	5
Other	185	1
Tax credits	(272)	(1)
Other adjustments	40	-
Effective tax rate	$6,933	28%

States comprising a substantial portion of state and local income tax expense in 2025, in the aggregate representing at least 50%, included Arkansas, California, Georgia, Florida, Texas and Wisconsin.

The federal statutory income tax rate is reconciled to the effective income tax rate prior to the adoption of FASB ASU 2023-09 as follows:

	2024	2023
Federal statutory income tax rate	21%	21%
Increase in taxes arising from state income taxes, net of federal income tax benefit	2	3
Per diem and other non-deductible expenses	4	2
Federal tax credits	(1)	-
Other, net	-	(1)
Effective tax rate	26%	25%

As of December 31, the net deferred tax liability consisted of the following:

(In thousands)	2025	2024
Deferred tax assets:
Reserves and accrued liabilities	$11,881	$12,347
Other	1,495	1,454
	13,376	13,801
Deferred tax liabilities:
Depreciation	99,956	117,595
Prepaid expenses	3,136	3,240
	103,092	120,835
Net deferred tax liability	$89,716	$107,034

We have not provided a valuation allowance against deferred tax assets at December 31, 2025 or 2024. We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences (deferred tax liabilities) and future taxable income.

Income taxes paid, net of refunds received, by jurisdiction consisted of the following:

(In thousands)	2025
Federal	$22,850
State (aggregate)	4,157
Foreign	14
Total income taxes paid	$27,021

State income taxes paid are presented in the aggregate, as no individual state represented 5% or more of total income taxes paid in 2025. Foreign income taxes paid relate to our Mexican subsidiary.

Our reserves for unrecognized tax benefits were $327,000 as of December 31, 2025 and $386,000 as of December 31, 2024. The $59,000 decrease in the amount reserved relates to current period tax positions. If recognized, $259,000 of the unrecognized tax benefits as of December 31, 2025 would favorably impact our effective tax rate. Potential interest and penalties related to unrecognized tax benefits of $14,000 were recognized in our financial statements as of each of December 31, 2025 and 2024.

The federal statute of limitations remains open for 2022 and forward. We file tax returns in numerous state jurisdictions with varying statutes of limitations.

6. Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

(In thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income	$17,444	$26,922	$70,373
Denominator:
Basic earnings per common share - weighted-average shares	81,512	81,406	81,272
Effect of dilutive stock options	7	66	141
Diluted earnings per common share - weighted-average shares and assumed conversions	81,519	81,472	81,413
Basic earnings per common share	$0.21	$0.33	$0.87
Diluted earnings per common share	$0.21	$0.33	$0.86

Options totaling 682,298, 504,500 and 173,300 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for 2025, 2024 and 2023, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance awards (see Note 10) totaling 149,859, 112,250 and 106,582 equivalent shares for 2025, 2024 and 2023, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance awards to be antidilutive.

7. Share Repurchase Program

Our existing share repurchase program, which was initially announced in December 2007, currently provides for the repurchase of up to $50.0 million, or approximately 3.1 million shares of our common stock. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We have not repurchased any shares under this program since the second quarter of 2022. As of December 31, 2025, future repurchases of up to $33.2 million, or approximately 2.2 million shares, were available in the share repurchase program.

8. Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each quarter of 2025 which totaled $19.6 million, and in each quarter of 2024 and 2023 which totaled $19.5 million in each year.

9. Leases

We lease facilities, drop yards, office space, land and equipment, and previously chassis. All leases are classified as operating leases. We do not have any financing leases. Payments for operating leases that extend beyond 12 months are fixed.

Some leases include options to renew, with renewal terms that can extend the lease term from six months to five years. The exercise of lease renewal options is at our sole discretion and is considered in the determination of the operating lease assets and lease liabilities once reasonably certain of exercise.

Management has elected to apply the short-term lease exemption to leases with an initial term of 12 months or less and these leases are not capitalized. This primarily affects drop yards, for which we recognize lease expense on a straight-line basis over the lease term.

As of December 31, the classification of operating leases in our consolidated balance sheets was as follows:

(In thousands)	2025	2024
Assets:
Other noncurrent assets (a)	$453	$578
Liabilities:
Accrued and other current liabilities	259	296
Noncurrent operating lease liabilities	194	282
Total liabilities	$453	$578

(a)	Operating lease asset balances at December 31, 2025 and 2024.

The maturity of the operating lease liabilities is as follows:

Amount
Maturities:
2026	$291
2027	166
2028	53
Total lease payments	510
Adjust to present value	(57)
Total operating lease liabilities	$453

The weighted-average remaining lease term at December 31, 2025 was 24 months and at December 31, 2024 was 27 months. The weighted-average discount rate was 4.9% at December 31, 2025 and 6.5% at December 31, 2024. The operating leases identified do not specify implicit rates, accordingly, we use our incremental borrowing rate at the time of lease inception to determine the present value of lease payments.

Operating lease assets obtained in exchange for lease obligations in 2025 and 2024 totaled $171,000 and $253,000, respectively. We paid $339,000 of cash for capitalized operating leases during 2025 and $307,000 during 2024.

Total operating lease expense for 2025 was $4.5 million and for 2024 was $5.2 million. These amounts are reported within other operating expenses in our consolidated statements of operations and include $4.1 million and $4.9 million, respectively, of short-term lease expense with an initial term of 12 months or less.

10. Employee Benefits

Equity Incentive Plans - In May 2025, our stockholders approved our 2025 Equity Incentive Plan (the “2025 Plan”). Our Board of Directors adopted the 2025 Plan in March 2025. Under our 2025 Plan, our employees are eligible to receive equity compensation awards, including non-statutory and incentive stock options and restricted stock awards, stock appreciation rights, performance awards, restricted stock units, deferred stock units, stock bonuses and other stock-based awards. Stock options expire within 7 or 10 years after the date of grant and the exercise price must be at least the fair market value of our common stock on the date of grant. Stock options issued to employees are generally exercisable beginning one year from the date of grant in cumulative amounts of 20% per year. Performance awards are subject to vesting requirements over a five-year period, based on our earnings growth and service with us. Options exercised and performance award shares issued represent newly issued shares. The maximum number of shares of our common stock available for issuance under the 2025 Plan is 800,000 shares.

As of December 31, 2025, there were 23,500 shares reserved for issuance under options outstanding and 3,000 shares reserved for issuance under outstanding performance awards under the 2025 Plan. The 2025 Plan replaced our 2015 Equity Incentive Plan (the “2015 Plan”), which expired by its terms in May 2025.

Under the 2015 Plan, officers, directors and employees were granted non-statutory stock options and performance awards with similar terms to the options and awards under the 2025 Plan. As of December 31, 2025, there were 557,400 remaining shares reserved for issuance under options issued within the 2015 Plan. As of the same date, there were also 327,050 remaining shares reserved for issuance under performance awards issued within the 2015 Plan. No additional awards will be granted under the 2015 Plan.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of service-based option awards granted was estimated as of the date of grant using the following weighted average assumptions:

	2025	2024	2023

Expected option life in years(1)	6.0	6.0	6.0
Expected stock price volatility percentage(2)	25%	27%	28%
Risk-free interest rate percentage(3)	3.9%	4.3%	4.1%
Expected dividend yield(4)	2.01%	1.38%	1.14%
Fair value as of the date of grant	$3.04	$5.26	$6.63

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

In May 2019, we granted 60,000 performance awards under our 2015 Equity Incentive Plan to certain employees. This was our tenth annual grant of such awards. As of December 31, 2019 and each December 31st thereafter through December 31, 2023, each award vested and became the right to receive a number of shares of common stock equal to a total vesting percentage multiplied by the number of awards. The total vesting percentage for each of the five years was equal to the sum of a performance vesting percentage, which was the percentage increase, if any, in our net income for the year being measured over the prior year, and a service vesting percentage of ten percentage points. All payments were made in shares of our common stock. One half of the vested performance awards were paid to the employees immediately upon vesting, with the other half being credited to the employees’ accounts within the Marten Transport, Ltd. Deferred Compensation Plan, which restricted the sale of vested shares to the later of each employee’s termination of employment or attainment of age 62, and which was terminated effective in May 2021. We also granted 45,000 performance awards in May 2019 with similar terms to such awards, except that all vested performance awards were paid to the employees immediately upon vesting.

In May 2020, we granted 73,205 performance awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2019, except that all vested performance awards were paid to the employees immediately upon vesting. These awards granted in 2020 vested from December 31, 2020 through 2024.

In May 2021, we granted 98,400 performance awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2021 vested from December 31, 2021 through 2025.

In May 2022, we granted 102,900 performance awards, and in August 2022, we granted 21,000 performance awards, under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2022 vest from December 31, 2022 through 2026.

In May 2023, we granted 114,044 performance awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2023 vest from December 31, 2023 through 2027.

In May 2024, we granted 125,464 performance awards under our 2015 Equity Incentive Plan with similar terms to awards granted in 2020. These awards granted in 2024 vest from December 31, 2024 through 2028.

In May 2025, we granted 149,864 performance awards under our 2015 Equity Incentive Plan. In August 2025, we granted 3,000 performance awards under our 2025 Equity Incentive Plan. All awards have similar terms to awards granted in 2020 and vest from December 31, 2025 through 2029.

The fair value of each performance award is based on the closing market price on the date of grant. We recognize compensation expense for these awards based on the estimated number of awards probable of achieving the vesting requirements of the awards, net of an estimated forfeiture rate.

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

Total share-based compensation expense recorded in 2025 was $1.9 million ($1.3 million net of income tax benefit, $0.02 earnings per basic and diluted share), in 2024 was $2.2 million ($1.7 million net of income tax benefit, $0.02 earnings per basic and diluted share) and in 2023 was $2.3 million ($1.7 million net of income tax benefit, $0.02 earnings per basic and diluted share). All share-based compensation expense was recorded in salaries, wages and benefits expense.

As of December 31, 2025, there was a total of $710,000 of unrecognized compensation expense related to unvested service-based option awards, which is expected to be recognized over a weighted-average period of 2.1 years, and $4.4 million of unrecognized compensation expense related to unvested performance awards, which will be recorded based on the estimated number of awards probable of achieving the vesting requirements of the awards through 2029.

Option activity in 2025 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	704,421	$17.17
Granted	27,500	12.14
Exercised	(22,323)	11.03
Forfeited	(128,698)	15.59
Outstanding at December 31, 2025	580,900	$17.52
Exercisable at December 31, 2025	407,700	$17.31

The 580,900 options outstanding as of December 31, 2025 have a weighted-average remaining contractual life of 3.0 years and an aggregate intrinsic value based on our closing stock price on December 31, 2025 for in-the-money options of $2,000. The 407,700 options exercisable as of the same date have a weighted-average remaining contractual life of 2.6 years with no aggregate intrinsic value.

The fair value of options granted in 2025, 2024 and 2023 was $84,000, $147,000 and $258,000, respectively, for service-based options. The total intrinsic value of options exercised in 2025, 2024 and 2023 was $16,000, $521,000 and $1.1 million, respectively. Intrinsic value is the difference between the fair value of the acquired shares at the date of exercise and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises in 2025, 2024 and 2023 were $262,000, $1.8 million and $2.4 million, respectively.

Nonvested service-based option awards as of December 31, 2025 and changes during 2025 were as follows:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
Nonvested at December 31, 2024	262,500	$5.07	4.4
Granted	27,500	3.05	6.7
Vested	(104,800)	4.81	3.1
Forfeited	(12,000)	5.26	3.4
Nonvested at December 31, 2025	173,200	$4.89	4.1

The total fair value of options which vested during 2025, 2024 and 2023 was $504,000, $599,000 and $744,000, respectively.

The following table summarizes our nonvested performance award activity in 2025:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	255,554	$18.77
Granted	152,864	12.68
Vested(1)	(48,555)	17.10
Forfeited	(72,559)	16.34
Nonvested at December 31, 2025	287,304	$16.79

(1)	This number of performance award shares vested based on our financial performance in 2025 and were distributed in February 2026. The fair value of award shares that vested in 2025 was $830,000.

Retirement Savings Plan - We sponsor a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan after three months of service. Participants are able to contribute up to the limit set by law, which in 2025 was $23,500 for participants less than age 50, $31,000 for participants age 50 to 59 or 64 or older, and $34,750 for participants age 60 to 63. We contribute 35% of each participant’s contribution, up to a total of 6% contributed. Our contribution vests at the rate of 20% per year for the first through fifth years of service. In addition, we may make elective contributions as determined by the Board of Directors. No elective contributions were made in 2025, 2024 or 2023. Total expense recorded for the plan was $2.8 million in 2025, $3.4 million in 2024 and $3.9 million in 2023.

Stock Purchase Plans - We sponsored an Employee Stock Purchase Plan and an Independent Contractor Stock Purchase Plan. Eligible participants specified the amount of regular payroll or contract payment deductions and voluntary cash contributions that were used to purchase shares of our common stock. The purchases were made at the market price on the open market. We paid the broker’s commissions and administrative charges for purchases of common stock under the plans. The plans were terminated in December 2025.

11. Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

12. Commitments and Contingencies

We are committed to new revenue equipment purchases of $31.1 million in 2026. Operating lease obligation expenditures through 2028 total $510,000.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We maintain insurance coverage with licensed insurance carriers for per-incident and total losses in excess of the amounts for which we self-insure up to specified policy limits and outside of certain liability tiers for which we retain liability. The level of our insurance coverage is in amounts we consider adequate based upon historical experience and our ongoing review. We reserve currently for the estimated cost of the uninsured portion of pending claims.

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

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts or cause increases in future premiums, the resulting expense could have a materially adverse effect on our business and operating results. Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely or probable to have a materially adverse effect on our consolidated financial statements; however, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time. As such, future liability claims or adverse developments in existing claims could have a materially adverse effect on our consolidated financial statements. Information is provided in Part I, Item 3. Legal Proceedings for such existing claims.

13. Sale of Intermodal Business Assets

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

In connection with this transaction, $5.0 million was placed in an escrow account to secure potential indemnity claims by Hub Group, Inc. These funds are restricted from use for general corporate purposes. The escrow agreement is set to expire in December 2026. Accordingly, the escrow deposit is classified as a current asset.

14. Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our five current operating segments, along with our Intermodal operating segment which was sold effective September 30, 2025, into four reporting segments (Truckload, Dedicated, Brokerage and Intermodal) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

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

Operating results of our MRTN de Mexico business, which offers our customers door-to-door service between the United States and Mexico with our Mexican partner carriers, is reported within our Truckload and Brokerage segments.

Our Intermodal segment transported our customers’ freight within the United States utilizing our refrigerated containers on railroad flatcars for portions of trips, with the balance of the trips using our tractors or, to a lesser extent, contracted carriers. The main factors that affected our Intermodal revenue were the rate per mile and other charges we received from our customers. As discussed in Note 13, our Intermodal operations were sold effective September 30, 2025.

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated balance sheets were $1.4 million and $1.6 million as of December 31, 2025 and December 31, 2024, respectively. We had no impairment losses on contract assets in 2025 or 2024. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

The following table sets forth for the years indicated our operating revenue and operating income by segment.

(In thousands)	2025	2024	2023
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$363,929	$377,452	$395,565
Truckload fuel surcharge revenue	57,800	62,340	69,910
Total Truckload revenue	421,729	439,792	465,475

Dedicated revenue, net of fuel surcharge revenue	236,504	267,077	334,962
Dedicated fuel surcharge revenue	41,922	52,058	73,310
Total Dedicated revenue	278,426	319,135	408,272

Intermodal revenue, net of fuel surcharge revenue	28,730	49,468	75,887
Intermodal fuel surcharge revenue	4,941	9,286	16,191
Total Intermodal revenue	33,671	58,754	92,078

Brokerage revenue	149,826	146,027	165,630

Total operating revenue	$883,652	$963,708	$1,131,455

Operating income/(loss):
Truckload	$825	$3,283	$24,835
Dedicated	16,734	23,037	48,377
Intermodal	(1,883)	(3,922)	(156)
Brokerage	7,237	10,822	17,054
Total operating income	$22,913	$33,220	$90,110

The following segment operating results for the years indicated are provided monthly to our chief operating decision maker, our Chairman of the Board and Chief Executive Officer, and used in assessing segment performance and allocating resources, primarily based upon each segment’s variances in operating revenue, operating income and operating ratio. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.

2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$421,729	$278,426	$33,671	$149,826	$883,652
Operating expense (income):
Salaries, wages and benefits	176,475	121,597	5,819	8,179	312,070
Purchased transportation	3,537	9,454	18,802	127,320	159,113
Fuel and fuel taxes	83,756	43,119	3,124	-	129,999
Supplies and maintenance	41,744	17,628	1,832	4	61,208
Depreciation	64,640	35,948	2,881	1,923	105,392
Operating taxes and licenses	5,718	3,779	156	84	9,737
Insurance and claims	30,950	21,609	738	2,348	55,645
Communications and utilities	4,953	2,747	142	911	8,753
Gain on disposition of revenue equipment	(7,367)	(4,522)	(178)	-	(12,067)
Other	16,498	10,333	2,238	1,820	30,889
Total operating expenses	420,904	261,692	35,554	142,589	860,739
Operating income	$825	$16,734	$(1,883)	$7,237	$22,913

Operating ratio	99.8%	94.0%	105.6%	95.2%	97.4%
Operating ratio, net of fuel surcharges	99.8%	92.9%	106.6%	95.2%	97.1%

2024 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$439,792	$319,135	$58,754	$146,027	$963,708
Operating expense (income):
Salaries, wages and benefits	185,871	137,340	11,028	7,493	341,732
Purchased transportation	4,520	10,568	31,612	122,442	169,142
Fuel and fuel taxes	88,868	52,925	5,350	-	147,143
Supplies and maintenance	39,925	20,141	3,285	(14)	63,337
Depreciation	64,074	39,452	6,076	2,051	111,653
Operating taxes and licenses	5,577	4,066	330	329	10,302
Insurance and claims	29,693	21,025	1,617	774	53,109
Communications and utilities	5,121	2,861	223	824	9,029
Gain on disposition of revenue equipment	(2,683)	(2,111)	(177)	-	(4,971)
Other	15,543	9,831	3,332	1,306	30,012
Total operating expenses	436,509	296,098	62,676	135,205	930,488
Operating income/(loss)	$3,283	$23,037	$(3,922)	$10,822	$33,220

Operating ratio	99.3%	92.8%	106.7%	92.6%	96.6%
Operating ratio, net of fuel surcharges	99.1%	91.4%	107.9%	92.6%	96.0%

2023 Segment Operating Results

(In thousands)	Truckload	Dedicated	Intermodal	Brokerage	Total
Operating revenue	$465,475	$408,272	$92,078	$165,630	$1,131,455
Operating expense (income):
Salaries, wages and benefits	189,010	165,257	17,666	6,885	378,818
Purchased transportation	4,958	10,778	47,531	136,067	199,334
Fuel and fuel taxes	98,852	73,083	8,502	-	180,437
Supplies and maintenance	37,495	26,061	3,826	29	67,411
Depreciation	61,644	46,151	7,071	1,856	116,722
Operating taxes and licenses	5,483	4,881	470	219	11,053
Insurance and claims	28,460	24,503	2,341	710	56,014
Communications and utilities	5,064	3,727	359	999	10,149
Gain on disposition of revenue equipment	(6,694)	(6,304)	(614)	-	(13,612)
Other	16,368	11,758	5,082	1,811	35,019
Total operating expenses	440,640	359,895	92,234	148,576	1,041,345
Operating income/(loss)	$24,835	$48,377	$(156)	$17,054	$90,110

Operating ratio	94.7%	88.2%	100.2%	89.7%	92.0%
Operating ratio, net of fuel surcharges	93.7%	85.6%	100.2%	89.7%	90.7%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

We have included Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 above.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors of the Registrant.

The information in the “Election of Directors--Information About Nominees” and “Election of Directors--Other Information About Nominees” sections of our 2026 Proxy Statement is incorporated in this Report by reference.

B.           Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Information About our Executive Officers.”

C.           Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

D.           Audit Committee Financial Expert.

The information in the “Election of Directors—Board and Board Committees” section of our 2026 Proxy Statement is incorporated in this Report by reference.

E.           Identification of the Audit Committee.

The information in the “Election of Directors—Board and Board Committees” section of our 2026 Proxy Statement is incorporated in this Report by reference.

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

The information in the “Election of Directors--Director Compensation,” “Compensation and Other Benefits,” “Compensation Discussion and Analysis” and “Compensation Committee Report” sections of our 2026 Proxy Statement is incorporated in this Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Benefits--Equity Compensation Plan Information” sections of our 2026 Proxy Statement is incorporated in this Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Transactions” and “Election of Directors--Board and Board Committees” sections of our 2026 Proxy Statement is incorporated in this Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Fees of Independent Auditors” section of our 2026 Proxy Statement is incorporated in this Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.      Exhibits:

The exhibits to this Report are listed below. A copy of any of the exhibits listed will be sent at a reasonable cost to any stockholder as of March 6, 2026. Requests should be sent to James J. Hinnendael, Executive Vice President and Chief Financial Officer, at our corporate headquarters. The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

Item No.	Item		Filing Method

3.1	Amended and Restated Certificate of Incorporation effective August 11, 2003		Incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 (File No. 333-107367).

3.2	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005		Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

3.3	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015		Incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

3.4	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018		Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-15010).

3.5	Amended and Restated Bylaws effective August 15, 2023		Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 21, 2023.

4.1	Specimen form of the Company’s Common Stock Certificate		Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-8108). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Amended and Restated Certificate of Incorporation effective August 11, 2003		See Exhibit 3.1 above.

4.3	Amendment to Amended and Restated Certificate of Incorporation effective May 25, 2005		See Exhibit 3.2 above.

4.4	Second Amendment to Amended and Restated Certificate of Incorporation effective June 1, 2015		See Exhibit 3.3 above.

4.5	Third Amendment to Amended and Restated Certificate of Incorporation effective May 18, 2018		See Exhibit 3.4 above.

4.6	Amended and Restated Bylaws effective August 15, 2023		See Exhibit 3.5 above.

4.7	Description of Company’s Common Stock		Filed with this Report.

10.1	Marten Transport, Ltd. 2005 Stock Incentive Plan	*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-15010).

Item No.	Item		Filing Method

10.2	Form of Amended and Restated Change in Control Severance Agreement	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 15, 2007.

10.3	Form of First Amendment to Amended and Restated Change in Control Severance Agreement	*	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-15010).

10.4	Form of Indemnification Agreement	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2010.

10.5	Amendment to the Marten Transport, Ltd. 2005 Stock Incentive Plan	*	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-15010).

10.6	Form of Second Amendment to Amended and Restated Change in Control Agreement	*	Incorporated by Reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011.

10.7	Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2012.

10.8	Form of Non-Statutory Stock Option Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.9	Form of Performance Unit Awards Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 15, 2015.

10.10	Marten Transport, Ltd. 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-15010).

10.11	Amended and Restated Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 4, 2015.

10.12	Second Amended and Restated Executive Officer Performance Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2017.

10.13	Marten Transport, Ltd. 2015 Equity Incentive Plan, as amended	*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 13, 2019.

10.14	Form of Performance Unit Award Agreement for the 2015 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2020.

Item No.	Item		Filing Method

10.15	Credit Agreement, dated as of August 16, 2022, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks		Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 22, 2022.

10.16	Marten Transport, Ltd. 2025 Equity Incentive Plan	*	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form S-8 filed May 9, 2025.

10.17	Form of Non-Statutory Stock Option Agreement for the 2025 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 12, 2025.

10.18	Form of Performance Award Agreement for the 2025 Equity Incentive Plan	*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 12, 2025.

10.19	Named Executive Officer Compensation	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2025.

10.20	Separation Agreement and Release of Claims by and between Timothy M. Kohl and Marten Transport, Ltd. Dated September 30, 2025	*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 6, 2025.

19.1	Code of Ethics (Insider Trading Policy)		Filed with this Report.

23.1	Consent of Grant Thornton LLP		Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on February 27, 2026, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

* A management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Marten Transport, Ltd., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2026	MARTEN TRANSPORT, LTD.

By /s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 27, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Patricia L. Jones

SCHEDULE II

MARTEN TRANSPORT, LTD.

Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Insurance and claims accruals:
Year ended December 31, 2025	$44,246	$60,860	$(61,406)	(1)	$43,700
Year ended December 31, 2024	47,017	62,868	(65,639)	(1)	44,246
Year ended December 31, 2023	45,747	71,230	(69,960)	(1)	47,017

Allowance for doubtful accounts:
Year ended December 31, 2025	496	85	(181)	(2)	400
Year ended December 31, 2024	497	-	(1)	(2)	496
Year ended December 31, 2023	500	-	(3)	(2)	497

(1)	Claims payments
(2)	Write-off of bad debts, net of recoveries

See report of independent registered public accounting firm.