Form 10-Q
period 2026-03-31
MARTEN TRANSPORT LTD
filed 2026-05-08
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,589,135 as of April 28, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,786	$43,278
Escrow deposit	5,000	5,000
Receivables:
Trade, net	91,911	85,807
Other	8,114	13,084
Prepaid expenses and other	20,792	24,532
Total current assets	195,603	171,701

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,112,817	1,128,932
Accumulated depreciation	(362,739)	(352,426)
Net property and equipment	750,078	776,506
Other noncurrent assets	1,546	1,560
Total assets	$947,227	$949,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$28,769
Insurance and claims accruals	44,853	43,700
Accrued and other current liabilities	21,641	19,763
Total current liabilities	94,250	92,232
Deferred income taxes	88,612	89,716
Noncurrent operating lease liabilities	157	194
Total liabilities	183,019	182,142

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,589,135 shares at March 31, 2026, and 81,542,174 shares at December 31, 2025, issued and outstanding	816	815
Additional paid-in capital	54,858	54,762
Retained earnings	708,534	712,048
Total stockholders’ equity	764,208	767,625
Total liabilities and stockholders’ equity	$947,227	$949,767

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share information)	2026	2025

Operating revenue	$203,526	$223,152

Operating expenses (income):
Salaries, wages and benefits	72,119	78,800
Purchased transportation	33,468	37,656
Fuel and fuel taxes	33,907	33,117
Supplies and maintenance	15,128	15,513
Depreciation	25,006	27,470
Operating taxes and licenses	2,245	2,417
Insurance and claims	13,245	13,377
Communications and utilities	2,105	2,279
Gain on disposition of revenue equipment	(1,420)	(1,665)
Other	6,131	8,329

Total operating expenses	201,934	217,293

Operating income	1,592	5,859

Other	(457)	(349)

Income before income taxes	2,049	6,208

Income taxes expense	667	1,873

Net income	$1,382	$4,335

Basic earnings per common share	$0.02	$0.05

Diluted earnings per common share	$0.02	$0.05

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	81,464	$815	$52,941	$714,166	$767,922
Net income	-	-	-	4,335	4,335
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	29	-	9	-	9
Employee taxes paid in exchange for shares withheld	-	-	(284)	-	(284)
Share-based payment arrangement compensation expense	-	-	407	-	407
Dividends on common stock, $0.06 per share	-	-	-	(4,889)	(4,889)
Balance at March 31, 2025	81,493	815	53,073	713,612	767,500
Net income	-	-	-	13,109	13,109
Issuance of common stock from share-based payment arrangement exercises	49	-	237	-	237
Share-based payment arrangement compensation expense	-	-	1,452	-	1,452
Dividends on common stock, $0.18 per share	-	-	-	(14,673)	(14,673)
Balance at December 31, 2025	81,542	815	54,762	712,048	767,625
Net income	-	-	-	1,382	1,382
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	47	1	237	-	238
Employee taxes paid in exchange for shares withheld	-	-	(276)	-	(276)
Share-based payment arrangement compensation expense	-	-	135	-	135
Dividends on common stock, $0.06 per share	-	-	-	(4,896)	(4,896)
Balance at March 31, 2026	81,589	$816	$54,858	$708,534	$764,208

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Operations:
Net income	$1,382	$4,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,006	27,470
Tires in service amortization	1,492	1,584
Gain on disposition of revenue equipment	(1,420)	(1,665)
Deferred income taxes	(1,104)	(1,210)
Share-based payment arrangement compensation expense	135	407
Changes in other current operating items:
Receivables	(2,699)	(3,571)
Prepaid expenses and other	3,023	2,387
Accounts payable	4,240	2,282
Insurance and claims accruals	1,153	(760)
Accrued and other current liabilities	1,841	4,956
Net cash provided by operating activities	33,049	36,215

Cash flows used for investing activities:
Revenue equipment additions	(11,935)	(16,454)
Proceeds from revenue equipment dispositions	9,211	10,481
Buildings and land, office equipment and other additions	-	(2,388)
Proceeds from buildings and land, office equipment and other dispositions	1,171	-
Other	(54)	(52)
Net cash used for investing activities	(1,607)	(8,413)

Cash flows used for financing activities:
Dividends on common stock	(4,896)	(4,889)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	238	9
Employee taxes paid in exchange for shares withheld	(276)	(284)
Net cash used for financing activities	(4,934)	(5,164)

Net change in cash and cash equivalents and escrow deposit	26,508	22,638

Cash and cash equivalents and escrow deposit:
Beginning of period	48,278	17,267
End of period	$74,786	$39,905

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(3,688)	$8,673
Operating lease assets and liabilities acquired	$-	$171

Reconciliation of cash and cash equivalents and escrow deposit in the consolidated condensed balance sheets:
Cash and cash equivalents	$69,786	$39,905
Escrow deposit	5,000	-
Total cash and cash equivalents and escrow deposit shown above	$74,786	$39,905

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

(1) Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements, and therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial condition, results of operations and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2025 Annual Report on Form 10-K.

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2026	2025
Numerator:
Net income	$1,382	$4,335
Denominator:
Basic earnings per common share - weighted-average shares	81,579	81,493
Effect of dilutive stock options	-	15
Diluted earnings per common share - weighted-average shares and assumed conversions	81,579	81,508

Basic earnings per common share	$0.02	$0.05
Diluted earnings per common share	$0.02	$0.05

Options totaling 572,100 and 605,371 equivalent shares were outstanding but were not included in the calculation of diluted earnings per share for the three-month periods ended March 31, 2026 and March 31, 2025, respectively, because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance awards totaling 108,512 and 114,276 equivalent shares for the three-month periods ended March 31, 2026 and March 31, 2025, respectively, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance awards to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at March 31, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2026 and December 31, 2025.

(4) Related Party Transactions

We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $40,000 in the first three months of 2026 and $100 in the first three months of 2025 for tires and related services. In addition, we paid $289,000 in the first three months of 2026 and $166,000 in the first three months of 2025 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases.

(5) Share Repurchase Program

Our existing share repurchase program currently provides for the repurchase of up to $50.0 million. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We have not repurchased any shares under this program since the second quarter of 2022. As of March 31, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2026 and 2025 which totaled $4.9 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first three months of 2026, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance awards recorded in the first three months of 2026 and 2025 was $135,000 and $407,000, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $130.4 million in the remainder of 2026 and $31.2 million in 2027. Operating lease obligation expenditures through 2028 total $434,000.

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

On July 8, 2020, a lawsuit was filed against us on behalf of Raul Martinez, individually and all others similarly situated. The lawsuit, which was filed in and is currently pending in the Superior Court of the State of California for the County of San Diego, alleges that we did not properly compensate drivers for sleeper berth time, layover time, meal breaks, rest periods, and personal cell phone usage, did not provide drivers with proper wage statements or final pay in violation of California law, and violated California’s Unfair Competition Law and Labor Code.

On May 9, 2024, a lawsuit was filed against us on behalf of Malik Wallace, Duane Partridge and Anthony Rogers, individually and all others similarly situated. The lawsuit, which was filed in Washington State Court and removed to the United States District Court, Western District of Washington in Seattle, alleges that we violated Washington’s wage transparency law.

On August 21, 2024, a lawsuit was filed against us on behalf of Alexander W. Jackson, individually and all others similarly situated. The lawsuit, which was filed in the Superior Court of the State of California for the County of Riverside and removed to the United States District Court, Central District of California in Riverside, alleges that we failed to properly compensate drivers relating to minimum wages, meal periods and rest breaks, failed to provide proper wage statements, and violated California’s Unfair Competition Law and Labor Code.

On January 16, 2026, a lawsuit was filed against us on behalf of Harley Courtney, individually and all others similarly situated. The lawsuit, which was filed in the Superior Court for the State of Washington in and for the County of King County, alleges that we did not properly compensate drivers for overtime wages in violation of Washington law.

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

(11) Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our five current operating segments (Temperature-Sensitive and Dry Truckload, Dedicated, Brokerage and MRTN de Mexico), along with our Intermodal operating segment which was sold effective September 30, 2025, into four reporting segments (Truckload, Dedicated, Brokerage and Intermodal) for financial reporting purposes. These four reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $1.8 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively. We had no impairment losses on contract assets in the first three months of 2026 or in 2025. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

We account for revenue of our Brokerage segment and formerly of our Intermodal segment, along with revenue on freight transported by independent contractors within our Truckload and Dedicated segments, on a gross basis because we are the principal service provider controlling the promised service before it is transferred to each customer. We are primarily responsible for fulfilling the promise to provide each specified service to each customer. We bear the primary risk of loss in the event of cargo claims by our customers. We also have complete control and discretion in establishing the price for each specified service. Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and formerly intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense within our consolidated condensed statements of operations.

The following table sets forth for the periods indicated our operating revenue and operating income by segment.

	Three Months
	Ended March 31,
(In thousands)	2026	2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,310	$90,106
Truckload fuel surcharge revenue	16,080	14,285
Total Truckload revenue	105,390	104,391

Dedicated revenue, net of fuel surcharge revenue	53,174	62,405
Dedicated fuel surcharge revenue	10,289	11,220
Total Dedicated revenue	63,463	73,625

Brokerage revenue	34,673	33,019

Intermodal revenue, net of fuel surcharge revenue	-	10,268
Intermodal fuel surcharge revenue	-	1,849
Total Intermodal revenue	-	12,117
Total operating revenue	$203,526	$223,152

Operating income/(loss):
Truckload	$(944)	$(300)
Dedicated	1,622	4,854
Brokerage	914	2,160
Intermodal	-	(855)
Total operating income	$1,592	$5,859

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

Three Months Ended March 31, 2026 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$105,390	$63,463	$34,673	$-	$203,526
Operating expense (income):
Salaries, wages and benefits	42,512	27,715	1,892	-	72,119
Purchased transportation	1,068	2,404	29,996	-	33,468
Fuel and fuel taxes	22,815	11,092	-	-	33,907
Supplies and maintenance	11,001	4,122	5	-	15,128
Depreciation	16,204	8,383	419	-	25,006
Operating taxes and licenses	1,341	852	52	-	2,245
Insurance and claims	7,470	5,003	772	-	13,245
Communications and utilities	1,254	638	213	-	2,105
Gain on disposition of revenue equipment	(832)	(588)	-	-	(1,420)
Other	3,501	2,220	410	-	6,131
Total operating expenses	106,334	61,841	33,759	-	201,934
Operating income/(loss)	$(944)	$1,622	$914	$-	$1,592

Operating ratio	100.9%	97.4%	97.4%	-%	99.2%
Operating ratio, net of fuel surcharges	101.1%	96.9%	97.4%	-%	99.1%

Three Months Ended March 31, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$104,391	$73,625	$33,019	$12,117	$223,152
Operating expense (income):
Salaries, wages and benefits	43,430	31,434	1,788	2,148	78,800
Purchased transportation	1,055	2,344	27,705	6,552	37,656
Fuel and fuel taxes	20,453	11,747	-	917	33,117
Supplies and maintenance	10,249	4,532	2	730	15,513
Depreciation	16,054	9,551	506	1,359	27,470
Operating taxes and licenses	1,367	967	21	62	2,417
Insurance and claims	7,486	5,345	195	351	13,377
Communications and utilities	1,265	746	213	55	2,279
Gain on disposition of revenue equipment	(915)	(708)	-	(42)	(1,665)
Other	4,247	2,813	429	840	8,329
Total operating expenses	104,691	68,771	30,859	12,972	217,293
Operating income/(loss)	$(300)	$4,854	$2,160	$(855)	$5,859

Operating ratio	100.3%	93.4%	93.5%	107.1%	97.4%
Operating ratio, net of fuel surcharges	100.3%	92.2%	93.5%	108.3%	97.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2025, and in this Form 10-Q, Part II, Item 1A. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $19.6 million, or 8.8%, in the first three months of 2026 from the first three months of 2025. Our operating revenue, net of fuel surcharges, decreased $18.6 million, or 9.5%, compared with the first three months of 2025. Truckload segment revenue, net of fuel surcharges, decreased 0.9% from the first three months of 2025, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 14.8% from the first three months of 2025, also primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Brokerage segment revenue increased 5.0% from the first three months of 2025, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. Intermodal segment revenue, net of fuel surcharges, decreased 100% from the first three months of 2025. Fuel surcharge revenue decreased to $26.4 million in the first three months of 2026 from $27.4 million in the first three months of 2025.

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

Our operating income declined 72.8% to $1.6 million in the first three months of 2026 from $5.9 million in the first three months of 2025. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 99.2% in the first three months of 2026 and 97.4% in the first three months of 2025. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 99.1% in the first three months of 2026 from 97.0% in the first three months of 2025. Our net income declined 68.1% to $1.4 million, or $0.02 per diluted share, in the first three months of 2026 from $4.3 million, or $0.05 per diluted share, in the first three months of 2025.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At March 31, 2026, we had $74.8 million of cash and cash equivalents and an escrow deposit, $764.2 million in stockholders’ equity and no long-term debt outstanding. In the first three months of 2026, net cash flows provided by operating activities of $33.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $2.7 million and to pay cash dividends of $4.9 million, resulting in a $26.5 million increase in cash and cash equivalents and an escrow deposit. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $100 million for the remainder of 2026. Quarterly cash dividends of $0.06 per share of common stock were paid in the first three months of 2026, which totaled $4.9 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months
	Ended March 31,
	2026	2025
Truckload Segment:
Revenue (in thousands)	$105,390	$104,391
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,425	$4,196
Average tractors(1)	1,570	1,670
Average miles per trip	518	537
Total miles (in thousands)	36,887	38,273

Dedicated Segment:
Revenue (in thousands)	$63,463	$73,625
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,909	$3,846
Average tractors(1)	1,058	1,262
Average miles per trip	298	308
Total miles (in thousands)	21,905	25,236

Brokerage Segment:
Revenue (in thousands)	$34,673	$33,019
Loads	23,882	20,416

Intermodal Segment:
Revenue (in thousands)	$-	$12,117
Loads	-	3,657
Average tractors	-	77

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 77 and 82 tractors as of March 31, 2026 and 2025, respectively.

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	March 31,		March 31,	March 31,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026 vs. 2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$89,310	$90,106	$(796)	(0.9)%
Truckload fuel surcharge revenue	16,080	14,285	1,795	12.6
Total Truckload revenue	105,390	104,391	999	1.0

Dedicated revenue, net of fuel surcharge revenue	53,174	62,405	(9,231)	(14.8)
Dedicated fuel surcharge revenue	10,289	11,220	(931)	(8.3)
Total Dedicated revenue	63,463	73,625	(10,162)	(13.8)

Brokerage revenue	34,673	33,019	1,654	5.0

Intermodal revenue, net of fuel surcharge revenue	-	10,268	(10,268)	(100.0)
Intermodal fuel surcharge revenue	-	1,849	(1,849)	(100.0)
Total Intermodal revenue	-	12,117	(12,117)	(100.0)

Total operating revenue	$203,526	$223,152	$(19,626)	(8.8)%

Operating income/(loss):
Truckload	$(944)	$(300)	$(644)	(214.7)%
Dedicated	1,622	4,854	(3,232)	(66.6)
Brokerage	914	2,160	(1,246)	(57.7)
Intermodal	-	(855)	855	100.0
Total operating income	$1,592	$5,859	$(4,267)	(72.8)%

Operating ratio:
Truckload	100.9%	100.3%
Dedicated	97.4	93.4
Brokerage	97.4	93.5
Intermodal	-	107.1
Consolidated operating ratio	99.2%	97.4%

Operating ratio, net of fuel surcharges:
Truckload	101.1%	100.3%
Dedicated	96.9	92.2
Brokerage	97.4	93.5
Intermodal	-	108.3
Consolidated operating ratio, net of fuel surcharges	99.1%	97.0%

Our operating revenue decreased $19.6 million, or 8.8%, to $203.5 million in the 2026 period from $223.2 million in the 2025 period. Our operating revenue, net of fuel surcharges, decreased $18.6 million, or 9.5%, to $177.2 million in the 2026 period from $195.8 million in the 2025 period. This decrease in the 2026 period was primarily due to a $9.2 million decrease in Dedicated revenue, net of fuel surcharges, a $796,000 decrease in Truckload revenue, net of fuel surcharges, a $1.7 million increase in Brokerage revenue and a $10.3 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue decreased to $26.4 million in the 2026 period from $27.4 million in the 2025 period.

Truckload segment revenue increased $999,000, or 1.0%, to $105.4 million in the 2026 period from $104.4 million in the 2025 period. Truckload segment revenue, net of fuel surcharges, decreased $796,000, or 0.9%, to $89.3 million in the 2026 period from $90.1 million in the 2025 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio was 100.9% in the 2026 period and 100.3% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs, partially offset by lower company driver compensation, both as a percentage of revenue, along with improved average revenue per tractor.

Dedicated segment revenue decreased $10.2 million, or 13.8%, to $63.5 million in the 2026 period from $73.6 million in the 2025 period. Dedicated segment revenue, net of fuel surcharges, decreased 14.8%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 97.4% in the 2026 period from 93.4% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel, non-driver compensation and insurance and claims costs, all as a percentage of revenue, partially offset by increased average revenue per tractor.

Brokerage segment revenue increased $1.7 million, or 5.0%, to $34.7 million in the 2026 period from $33.0 million in the 2025 period, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. The operating ratio in the 2026 period of 97.4% was up from 93.5% in the 2025 period. This increase was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged and higher insurance and claims costs, both as a percentage of revenue.

Intermodal segment revenue was $12.1 million and revenue net of fuel surcharges was $10.3 million in the 2025 period. The operating ratio was 107.1% in the 2025 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in thousands)	2026 vs. 2025	2026 vs. 2025	2026	2025

Operating revenue	$(19,626)	(8.8)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(6,681)	(8.5)	35.4	35.3
Purchased transportation	(4,188)	(11.1)	16.4	16.9
Fuel and fuel taxes	790	2.4	16.7	14.8
Supplies and maintenance	(385)	(2.5)	7.4	7.0
Depreciation	(2,464)	(9.0)	12.3	12.3
Operating taxes and licenses	(172)	(7.1)	1.1	1.1
Insurance and claims	(132)	(1.0)	6.5	6.0
Communications and utilities	(174)	(7.6)	1.0	1.0
Gain on disposition of revenue equipment	245	14.7	(0.7)	(0.7)
Other	(2,198)	(26.4)	3.0	3.7
Total operating expenses	(15,359)	(7.1)	99.2	97.4
Operating income	(4,267)	(72.8)	0.8	2.6
Other	(108)	(30.9)	(0.2)	(0.2)
Income before income taxes	(4,159)	(67.0)	1.0	2.8
Income taxes expense	(1,206)	(64.4)	0.3	0.8
Net income	$(2,953)	(68.1)%	0.7%	1.9%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and formerly our Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $6.7 million, or 8.5%, in the 2026 period from the 2025 period. This decrease resulted primarily from reductions in company driver compensation expense of $6.0 million.

Purchased transportation consists of amounts payable to carriers and railroads for transportation services we arrange in connection with our Brokerage and formerly our Intermodal operations, and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to motor carriers and third-party railroads, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.2 million in total, or 11.1%, in the 2026 period from the 2025 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $2.3 million to $30.0 million in the 2026 period from $27.7 million in the 2025 period, primarily due to an increase in our number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal operations that were sold effective September 30, 2025 decreased by $6.5 million from the 2025 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased by $22,000 in the 2026 period.

Fuel and fuel taxes increased by $790,000, or 2.4%, in the 2026 period from the 2025 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $518,000, or 6.7%, to $8.2 million in the 2026 period from $7.7 million in the 2025 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $658,000 from $1.9 million in the 2025 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $4.12 per gallon from $3.63 per gallon in the 2025 period. This price increase primarily drove the increase in our net fuel expense to 5.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2026 period from 4.7% in the 2025 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities, other assets and formerly containers. The $2.5 million, or 9.0%, decrease in depreciation in the 2026 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $132,000, or 1.0%, decrease in insurance and claims in the 2026 period was primarily due to a decrease in our self-insured auto liability claim costs, partially offset by increases in both our self-insured costs of physical damage claims related to our revenue equipment and brokerage claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.4 million in the 2026 period from $1.7 million in the 2025 period due to a reduction in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

The $2.2 million, or 26.4%, decrease in other operating expenses in the 2026 period was primarily due to decreases in legal costs and chassis rental expense.

Our operating income declined 72.8% to $1.6 million in the 2026 period from $5.9 million in the 2025 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 99.2% in the 2026 period and 97.4% in the 2025 period. The operating ratio for our Truckload segment was 100.9% in the 2026 period and 100.3% in the 2025 period, for our Dedicated segment was 97.4% in the 2026 period and 93.4% in the 2025 period, for our Brokerage segment was 97.4% in the 2026 period and 93.5% in the 2025 period and for our Intermodal segment was 107.1% in the 2025 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 99.1% in the 2026 period and 97.0% in the 2025 period.

Our effective income tax rate increased to 32.6% in the 2026 period from 30.2% in the 2025 period primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income declined 68.1% to $1.4 million, or $0.02 per diluted share, in the 2026 period from $4.3 million, or $0.05 per diluted share, in the 2025 period.

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

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash flows provided by operating activities	$33,049	$36,215
Net cash flows used for investing activities	(1,607)	(8,413)
Net cash flows used for financing activities	(4,934)	(5,164)

Our existing share repurchase program currently provides for the repurchase of up to $50.0 million. The share repurchase program allows purchases on the open market or through private transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and extent to which we repurchase shares depends on market conditions and other corporate considerations. The repurchase program does not have an expiration date.

We have not repurchased any shares under this program since the second quarter of 2022. As of March 31, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

In the first three months of 2026, net cash flows provided by operating activities of $33.0 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $2.7 million and to pay cash dividends of $4.9 million, resulting in a $26.5 million increase in cash and cash equivalents and an escrow deposit. In the first three months of 2025, net cash flows provided by operating activities of $36.2 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $6.0 million, to pay cash dividends of $4.9 million and to purchase other assets in the amount of $2.4 million, resulting in a $22.6 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $100 million for the remainder of 2026. This amount includes commitments to purchase $130.4 million of new revenue equipment, prior to considering proceeds from dispositions. We are also committed to new revenue equipment purchases of $31.2 million in 2027. Additionally, operating lease obligations total $434,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first quarters of 2026 and 2025, which totaled $4.9 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. At March 31, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $24.1 million and remaining borrowing availability of $5.9 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at March 31, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at March 31, 2026 and December 31, 2025.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at March 31, 2026.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, lower fuel efficiency and more equipment repairs.

Critical Accounting Estimates

There have been no material changes in the critical accounting estimates disclosed by us under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first three months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.6 million. Based upon our fuel consumption in the first three months of 2026, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $1.7 million. There were no material quantitative changes in market risk since the first three months of 2025.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended December 31, 2025, except for an update of the following risk factor:

The military conflict between Russia and Ukraine, the military conflict involving the United States, Israel and Iran, other conflicts in the Middle East, the United States military operations in Venezuela, the potential conflict between China and Taiwan and the expansion of such conflicts to other areas or countries or similar conflicts could adversely impact our business and financial results. Although we do not have any operations outside of North America, we may be affected by the broader consequences of the ongoing international conflicts or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, limited access to diesel fuel, higher diesel fuel and energy prices, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, potential retaliatory action by other governments or actors and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which these conflicts may heighten other risks disclosed herein. Any of the above-mentioned factors could materially adversely affect our business and financial results.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 8, 2026, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: May 8, 2026	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2026	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)