Form 10-Q
period 2026-06-30
MARTEN TRANSPORT LTD
filed 2026-08-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,661,669 as of July 28, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,980	$43,278
Escrow deposit	5,000	5,000
Receivables:
Trade, net	92,028	85,807
Other	12,410	13,084
Prepaid expenses and other	24,513	24,532
Total current assets	237,931	171,701

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,079,582	1,128,932
Accumulated depreciation	(363,506)	(352,426)
Net property and equipment	716,076	776,506
Other noncurrent assets	1,478	1,560
Total assets	$955,485	$949,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,042	$28,769
Insurance and claims accruals	43,443	43,700
Accrued and other current liabilities	23,562	19,763
Total current liabilities	95,047	92,232
Deferred income taxes	94,357	89,716
Noncurrent operating lease liabilities	119	194
Total liabilities	189,523	182,142

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,661,669 shares at June 30, 2026, and 81,542,174 shares at December 31, 2025, issued and outstanding	817	815
Additional paid-in capital	56,171	54,762
Retained earnings	708,974	712,048
Total stockholders’ equity	765,962	767,625
Total liabilities and stockholders’ equity	$955,485	$949,767

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share information)	2026	2025	2026	2025

Operating revenue	$223,543	$229,922	$427,069	$453,074

Operating expenses (income):
Salaries, wages and benefits	72,538	78,570	144,657	157,370
Purchased transportation	38,819	43,123	72,287	80,779
Fuel and fuel taxes	45,767	32,591	79,674	65,708
Supplies and maintenance	15,318	15,606	30,446	31,119
Depreciation	24,762	27,307	49,768	54,777
Operating taxes and licenses	2,273	2,451	4,518	4,868
Insurance and claims	9,306	15,852	22,551	29,229
Communications and utilities	2,152	2,164	4,257	4,443
Gain on disposition of revenue equipment	(1,673)	(5,182)	(3,093)	(6,847)
Other	7,365	7,706	13,496	16,035

Total operating expenses	216,627	220,188	418,561	437,481

Operating income	6,916	9,734	8,508	15,593

Other	(721)	(436)	(1,178)	(785)

Income before income taxes	7,637	10,170	9,686	16,378

Income taxes expense	2,298	2,984	2,965	4,857

Net income	$5,339	$7,186	$6,721	$11,521

Basic earnings per common share	$0.07	$0.09	$0.08	$0.14

Diluted earnings per common share	$0.07	$0.09	$0.08	$0.14

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2025	81,542	$815	$54,762	$712,048	$767,625
Net income	-	-	-	1,382	1,382
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	47	1	237	-	238
Employee taxes paid in exchange for shares withheld	-	-	(276)	-	(276)
Share-based payment arrangement compensation expense	-	-	135	-	135
Dividends on common stock, $0.06 per share	-	-	-	(4,896)	(4,896)
Balance at March 31, 2026	81,589	816	54,858	708,534	764,208
Net income	-	-	-	5,339	5,339
Issuance of common stock from share-based payment arrangement exercises	73	1	692	-	693
Share-based payment arrangement compensation expense	-	-	621	-	621
Dividends on common stock, $0.06 per share	-	-	-	(4,899)	(4,899)
Balance at June 30, 2026	81,662	$817	$56,171	$708,974	$765,962

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Operations:
Net income	$6,721	$11,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,768	54,777
Tires in service amortization	2,898	3,218
Gain on disposition of revenue equipment	(3,093)	(6,847)
Deferred income taxes	4,641	(2,936)
Share-based payment arrangement compensation expense	756	1,328
Changes in other current operating items:
Receivables	(7,504)	(413)
Prepaid expenses and other	(1,470)	2,116
Accounts payable	4,534	2,329
Insurance and claims accruals	(257)	(429)
Accrued and other current liabilities	3,724	4,704
Net cash provided by operating activities	60,718	69,368

Cash flows provided by/(used for) investing activities:
Revenue equipment additions	(14,781)	(73,141)
Proceeds from revenue equipment dispositions	22,559	34,337
Buildings and land, office equipment and other additions	(232)	(2,672)
Proceeds from buildings and land, office equipment and other dispositions	1,632	-
Other	(54)	(52)
Net cash provided by/(used for) investing activities	9,124	(41,528)

Cash flows used for financing activities:
Dividends on common stock	(9,795)	(9,780)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	931	9
Employee taxes paid in exchange for shares withheld	(276)	(284)
Net cash used for financing activities	(9,140)	(10,055)

Net change in cash and cash equivalents and escrow deposit	60,702	17,785

Cash and cash equivalents and escrow deposit:
Beginning of period	48,278	17,267
End of period	$108,980	$35,052

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$(3,304)	$13,734
Operating lease assets and liabilities acquired	$-	$287

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$754	$7,390

Reconciliation of cash and cash equivalents and escrow deposit in the consolidated condensed balance sheets:
Cash and cash equivalents	$103,980	$35,052
Escrow deposit	5,000	-
Total cash and cash equivalents and escrow deposit shown above	$108,980	$35,052

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$5,339	$7,186	$6,721	$11,521
Denominator:
Basic earnings per common share - weighted-average shares	81,629	81,510	81,604	81,502
Effect of dilutive stock options	5	7	2	10
Diluted earnings per common share - weighted-average shares and assumed conversions	81,634	81,517	81,606	81,512

Basic earnings per common share	$0.07	$0.09	$0.08	$0.14
Diluted earnings per common share	$0.07	$0.09	$0.08	$0.14

Options totaling 489,600 and 563,300 equivalent shares for the three-month and six-month periods ended June 30, 2026, respectively, and 638,071 and 615,898 equivalent shares for the three-month and six-month periods ended June 30, 2025, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance awards totaling 168,978 equivalent shares for each of the three-month and six-month periods ended June 30, 2026, and 181,111 equivalent shares for each of the three-month and six-month periods ended June 30, 2025, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance awards to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. In June 2026, the credit agreement was amended to increase the aggregate principal amount to $35.0 million. At June 30, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $33.2 million and remaining borrowing availability of $1.8 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at June 30, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2026 and December 31, 2025.

(4) Related Party Transactions

We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $48,000 in the first six months of 2026 and $13,000 in the first six months of 2025 for tires and related services. In addition, we paid $544,000 in the first six months of 2026 and $613,000 in the first six months of 2025 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases.

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

We have not repurchased any shares under this program since the second quarter of 2022. As of June 30, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2026 and 2025 which totaled $9.8 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first six months of 2026, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance awards recorded in the first six months of 2026 and 2025 was $756,000 and $1.3 million, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $127.3 million in the remainder of 2026 and $32.8 million in 2027. Operating lease obligation expenditures through 2028 total $358,000.

We self-insure, in part, for losses relating to workers’ compensation, auto liability, broker liability, general liability, cargo and property damage claims, along with employees’ health insurance, with varying risk retention levels. We renewed our liability insurance policies effective June 1, 2026, and are responsible for the first $5.0 million on each auto liability claim. For the policy years effective June 1, 2025 and June 1, 2024, we are responsible for the first $3.0 million and $2.0 million on each auto liability claim, respectively. For the policy year effective June 1, 2026, we are also responsible for an annual $5.0 million aggregate for claims between $5.0 million and $10.0 million. For each of the three policy years, we are also responsible for an annual $5.0 million aggregate for claims between $10.0 million and $20.0 million. We continue to be responsible for the first $750,000 on each workers’ compensation claim.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our four reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our four reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our four reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $1.8 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively. We had no impairment losses on contract assets in the first six months of 2026 or in 2025. As a practical expedient as permitted under FASB ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

The following table sets forth for the periods indicated our operating revenue and operating income by segment.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,721	$92,484	$182,031	$182,590
Truckload fuel surcharge revenue	23,599	14,002	39,679	28,287
Total Truckload revenue	116,320	106,486	221,710	210,877

Dedicated revenue, net of fuel surcharge revenue	52,578	61,338	105,752	123,743
Dedicated fuel surcharge revenue	14,718	10,536	25,007	21,756
Total Dedicated revenue	67,296	71,874	130,759	145,499

Brokerage revenue	39,927	39,859	74,600	72,878

Intermodal revenue, net of fuel surcharge revenue	-	10,093	-	20,361
Intermodal fuel surcharge revenue	-	1,610	-	3,459
Total Intermodal revenue	-	11,703	-	23,820
Total operating revenue	$223,543	$229,922	$427,069	$453,074

Operating income/(loss):
Truckload	$2,417	$2,344	$1,473	$2,044
Dedicated	2,440	5,429	4,062	10,283
Brokerage	2,059	2,696	2,973	4,856
Intermodal	-	(735)	-	(1,590)
Total operating income	$6,916	$9,734	$8,508	$15,593

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

Three Months Ended June 30, 2026 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$116,320	$67,296	$39,927	$-	$223,543
Operating expense (income):
Salaries, wages and benefits	42,419	28,226	1,893	-	72,538
Purchased transportation	1,386	2,417	35,016	-	38,819
Fuel and fuel taxes	31,049	14,718	-	-	45,767
Supplies and maintenance	10,883	4,438	(3)	-	15,318
Depreciation	16,186	8,173	403	-	24,762
Operating taxes and licenses	1,361	856	56	-	2,273
Insurance and claims	6,185	3,224	(103)	-	9,306
Communications and utilities	1,299	673	180	-	2,152
Gain on disposition of revenue equipment	(990)	(683)	-	-	(1,673)
Other	4,125	2,814	426	-	7,365
Total operating expenses	113,903	64,856	37,868	-	216,627
Operating income	$2,417	$2,440	$2,059	$-	$6,916

Operating ratio	97.9%	96.4%	94.8%	-%	96.9%
Operating ratio, net of fuel surcharges	97.4%	95.4%	94.8%	-%	96.3%

Six Months Ended June 30, 2026 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$221,710	$130,759	$74,600	$-	$427,069
Operating expense (income):
Salaries, wages and benefits	84,931	55,941	3,785	-	144,657
Purchased transportation	2,454	4,821	65,012	-	72,287
Fuel and fuel taxes	53,864	25,810	-	-	79,674
Supplies and maintenance	21,884	8,560	2	-	30,446
Depreciation	32,390	16,556	822	-	49,768
Operating taxes and licenses	2,702	1,708	108	-	4,518
Insurance and claims	13,655	8,227	669	-	22,551
Communications and utilities	2,553	1,311	393	-	4,257
Gain on disposition of revenue equipment	(1,822)	(1,271)	-	-	(3,093)
Other	7,626	5,034	836	-	13,496
Total operating expenses	220,237	126,697	71,627	-	418,561
Operating income	$1,473	$4,062	$2,973	$-	$8,508

Operating ratio	99.3%	96.9%	96.0%	-%	98.0%
Operating ratio, net of fuel surcharges	99.2%	96.2%	96.0%	-%	97.7%

Three Months Ended June 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$106,486	$71,874	$39,859	$11,703	$229,922
Operating expense (income):
Salaries, wages and benefits	43,726	30,785	1,981	2,078	78,570
Purchased transportation	864	2,371	33,529	6,359	43,123
Fuel and fuel taxes	20,793	10,755	-	1,043	32,591
Supplies and maintenance	10,410	4,566	5	625	15,606
Depreciation	16,219	9,378	493	1,217	27,307
Operating taxes and licenses	1,418	947	26	60	2,451
Insurance and claims	8,997	6,100	402	353	15,852
Communications and utilities	1,195	689	225	55	2,164
Gain on disposition of revenue equipment	(3,394)	(1,661)	-	(127)	(5,182)
Other	3,914	2,515	502	775	7,706
Total operating expenses	104,142	66,445	37,163	12,438	220,188
Operating income/(loss)	$2,344	$5,429	$2,696	$(735)	$9,734

Operating ratio	97.8%	92.4%	93.2%	106.3%	95.8%
Operating ratio, net of fuel surcharges	97.5%	91.1%	93.2%	107.3%	95.2%

Six Months Ended June 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$210,877	$145,499	$72,878	$23,820	$453,074
Operating expense (income):
Salaries, wages and benefits	87,156	62,219	3,769	4,226	157,370
Purchased transportation	1,919	4,715	61,234	12,911	80,779
Fuel and fuel taxes	41,246	22,502	-	1,960	65,708
Supplies and maintenance	20,659	9,098	7	1,355	31,119
Depreciation	32,273	18,929	999	2,576	54,777
Operating taxes and licenses	2,785	1,914	47	122	4,868
Insurance and claims	16,483	11,445	597	704	29,229
Communications and utilities	2,460	1,435	438	110	4,443
Gain on disposition of revenue equipment	(4,309)	(2,369)	-	(169)	(6,847)
Other	8,161	5,328	931	1,615	16,035
Total operating expenses	208,833	135,216	68,022	25,410	437,481
Operating income/(loss)	$2,044	$10,283	$4,856	$(1,590)	$15,593

Operating ratio	99.0%	92.9%	93.3%	106.7%	96.6%
Operating ratio, net of fuel surcharges	98.9%	91.7%	93.3%	107.8%	96.1%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated condensed financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2025, and in our Form 10-Q, Part II, Item 1A for the quarter ended March 31, 2026. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Our operating revenue decreased $26.0 million, or 5.7%, in the first six months of 2026 from the first six months of 2025. Our operating revenue, net of fuel surcharges, decreased $37.2 million, or 9.3%, compared with the first six months of 2025. Truckload segment revenue, net of fuel surcharges, decreased 0.3% from the first six months of 2025, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Dedicated segment revenue, net of fuel surcharges, decreased 14.5% from the first six months of 2025, also primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Brokerage segment revenue increased 2.4% from the first six months of 2025, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. Intermodal segment revenue, net of fuel surcharges, decreased 100% from the first six months of 2025. Fuel surcharge revenue increased to $64.7 million in the first six months of 2026 from $53.5 million in the first six months of 2025.

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

Our operating income declined 45.4% to $8.5 million in the first six months of 2026 from $15.6 million in the first six months of 2025. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.0% in the first six months of 2026 and 96.6% in the first six months of 2025. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 97.7% in the first six months of 2026 from 96.1% in the first six months of 2025. Our net income declined 41.7% to $6.7 million, or $0.08 per diluted share, in the first six months of 2026 from $11.5 million, or $0.14 per diluted share, in the first six months of 2025.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At June 30, 2026, we had $109.0 million of cash and cash equivalents and an escrow deposit, $766.0 million in stockholders’ equity and no long-term debt outstanding. In the first six months of 2026, net cash flows provided by operating activities totaled $60.7 million. Net cash flows provided by investing activities totaled $9.1 million, primarily reflecting proceeds from the sale of used revenue equipment, net of purchases of new equipment. In addition, the Company paid $9.8 million in cash dividends. As a result of these activities, cash and cash equivalents and an escrow deposit increased by $60.7 million during the period. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $109 million for the remainder of 2026. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2026, which totaled $9.8 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Truckload Segment:
Revenue (in thousands)	$116,320	$106,486	$221,710	$210,877
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,592	$4,209	$4,509	$4,203
Average tractors(1)	1,553	1,690	1,562	1,680
Average miles per trip	510	524	514	531
Total miles (in thousands)	36,875	39,221	73,762	77,494

Dedicated Segment:
Revenue (in thousands)	$67,296	$71,874	$130,759	$145,499
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,917	$3,807	$3,913	$3,827
Average tractors(1)	1,033	1,239	1,045	1,251
Average miles per trip	295	301	296	305
Total miles (in thousands)	22,496	25,132	44,401	50,368

Brokerage Segment:
Revenue (in thousands)	$39,927	$39,859	$74,600	$72,878
Loads	24,590	24,094	48,472	44,510

Intermodal Segment:
Revenue (in thousands)	$-	$11,703	$-	$23,820
Loads	-	3,555	-	7,212
Average tractors	-	77	-	77

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 81 and 80 tractors as of June 30, 2026 and 2025, respectively.

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026 vs. 2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$92,721	$92,484	$237	0.3%
Truckload fuel surcharge revenue	23,599	14,002	9,597	68.5
Total Truckload revenue	116,320	106,486	9,834	9.2

Dedicated revenue, net of fuel surcharge revenue	52,578	61,338	(8,760)	(14.3)
Dedicated fuel surcharge revenue	14,718	10,536	4,182	39.7
Total Dedicated revenue	67,296	71,874	(4,578)	(6.4)

Brokerage revenue	39,927	39,859	68	0.2

Intermodal revenue, net of fuel surcharge revenue	-	10,093	(10,093)	(100.0)
Intermodal fuel surcharge revenue	-	1,610	(1,610)	(100.0)
Total Intermodal revenue	-	11,703	(11,703)	(100.0)

Total operating revenue	$223,543	$229,922	$(6,379)	(2.8)%

Operating income/(loss):
Truckload	$2,417	$2,344	$73	3.1%
Dedicated	2,440	5,429	(2,989)	(55.1)
Brokerage	2,059	2,696	(637)	(23.6)
Intermodal	-	(735)	735	100.0
Total operating income	$6,916	$9,734	$(2,818)	(29.0)%

Operating ratio:
Truckload	97.9%	97.8%
Dedicated	96.4	92.4
Brokerage	94.8	93.2
Intermodal	-	106.3
Consolidated operating ratio	96.9%	95.8%

Operating ratio, net of fuel surcharges:
Truckload	97.4%	97.5%
Dedicated	95.4	91.1
Brokerage	94.8	93.2
Intermodal	-	107.3
Consolidated operating ratio, net of fuel surcharges	96.3%	95.2%

Our operating revenue decreased $6.4 million, or 2.8%, to $223.5 million in the 2026 period from $229.9 million in the 2025 period. Our operating revenue, net of fuel surcharges, decreased $18.5 million, or 9.1%, to $185.2 million in the 2026 period from $203.8 million in the 2025 period. This decrease in the 2026 period was primarily due to an $8.8 million decrease in Dedicated revenue, net of fuel surcharges, and a $10.1 million decrease in Intermodal revenue, net of fuel surcharges. Fuel surcharge revenue increased to $38.3 million in the 2026 period from $26.1 million in the 2025 period.

Truckload segment revenue increased $9.8 million, or 9.2%, to $116.3 million in the 2026 period from $106.5 million in the 2025 period. Truckload segment revenue, net of fuel surcharges, increased $237,000, or 0.3%, to $92.7 million in the 2026 period from $92.5 million in the 2025 period, primarily due to an increase in our average revenue per tractor, partially offset by a decrease in our average fleet size. The operating ratio was 97.9% in the 2026 period and 97.8% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs and a lower gain on disposition of revenue equipment, partially offset by lower company driver compensation and insurance and claims costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Dedicated segment revenue decreased $4.6 million, or 6.4%, to $67.3 million in the 2026 period from $71.9 million in the 2025 period. Dedicated segment revenue, net of fuel surcharges, decreased 14.3%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 96.4% in the 2026 period from 92.4% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs and a lower gain on disposition of revenue equipment, partially offset by lower insurance and claims and company driver compensation costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Brokerage segment revenue increased 0.2% and was $39.9 million in each of the 2026 and 2025 periods, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. The operating ratio in the 2026 period of 94.8% was up from 93.2% in the 2025 period. This increase was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged, partially offset by lower insurance and claims costs, both as a percentage of revenue.

Intermodal segment revenue was $11.7 million and revenue net of fuel surcharges was $10.1 million in the 2025 period. The operating ratio was 106.3% in the 2025 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change Three Months Ended June 30,	Percentage Change Three Months Ended June 30,	Percentage of Operating Revenue Three Months Ended June 30,
(Dollars in thousands)	2026 vs. 2025	2026 vs. 2025	2026	2025

Operating revenue	$(6,379)	(2.8)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(6,032)	(7.7)	32.4	34.2
Purchased transportation	(4,304)	(10.0)	17.4	18.8
Fuel and fuel taxes	13,176	40.4	20.5	14.2
Supplies and maintenance	(288)	(1.8)	6.9	6.8
Depreciation	(2,545)	(9.3)	11.1	11.9
Operating taxes and licenses	(178)	(7.3)	1.0	1.1
Insurance and claims	(6,546)	(41.3)	4.2	6.9
Communications and utilities	(12)	(0.6)	1.0	0.9
Gain on disposition of revenue equipment	3,509	67.7	(0.7)	(2.3)
Other	(341)	(4.4)	3.3	3.4
Total operating expenses	(3,561)	(1.6)	96.9	95.8
Operating income	(2,818)	(29.0)	3.1	4.2
Other	(285)	(65.4)	(0.3)	(0.2)
Income before income taxes	(2,533)	(24.9)	3.4	4.4
Income taxes expense	(686)	(23.0)	1.0	1.3
Net income	$(1,847)	(25.7)%	2.4%	3.1%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and formerly our Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $6.0 million, or 7.7%, in the 2026 period from the 2025 period. This decrease resulted primarily from reductions in company driver compensation expense of $5.1 million.

Purchased transportation consists of amounts payable to carriers and railroads for transportation services we arrange in connection with our Brokerage and formerly our Intermodal operations, and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to motor carriers and third-party railroads, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.3 million in total, or 10.0%, in the 2026 period from the 2025 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $1.5 million to $35.0 million in the 2026 period from $33.5 million in the 2025 period, primarily due to an increase in our number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal operations that were sold effective September 30, 2025 decreased by $6.3 million from the 2025 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased by $498,000 in the 2026 period.

Fuel and fuel taxes increased by $13.2 million, or 40.4%, in the 2026 period from the 2025 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $187,000, or 2.3%, to $8.5 million in the 2026 period from $8.3 million in the 2025 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.0 million from $1.8 million in the 2025 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $5.35 per gallon from $3.56 per gallon in the 2025 period. This price increase primarily drove the increase in our net fuel expense to 5.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2026 period from 5.1% in the 2025 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities, other assets and formerly containers. The $2.5 million, or 9.3%, decrease in depreciation in the 2026 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $6.5 million, or 41.3%, decrease in insurance and claims in the 2026 period was primarily due to decreases in our self-insured auto liability, brokerage liability and workers’ compensation claim costs, along with decreases in our self-insured costs of physical damage claims related to our revenue equipment and in insurance premiums. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment decreased to $1.7 million in the 2026 period from $5.2 million in the 2025 period due to a reduction in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income declined 29.0% to $6.9 million in the 2026 period from $9.7 million in the 2025 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 96.9% in the 2026 period and 95.8% in the 2025 period. The operating ratio for our Truckload segment was 97.9% in the 2026 period and 97.8% in the 2025 period, for our Dedicated segment was 96.4% in the 2026 period and 92.4% in the 2025 period, for our Brokerage segment was 94.8% in the 2026 period and 93.2% in the 2025 period and for our Intermodal segment was 106.3% in the 2025 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 96.3% in the 2026 period and 95.2% in the 2025 period.

Our effective income tax rate increased to 30.1% in the 2026 period from 29.3% in the 2025 period primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income declined 25.7% to $5.3 million, or $0.07 per diluted share, in the 2026 period from $7.2 million, or $0.09 per diluted share, in the 2025 period.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Six Months		Six Months	Six Months
	Ended		Ended	Ended
	June 30,		June 30,	June 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026 vs. 2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$182,031	$182,590	$(559)	(0.3)%
Truckload fuel surcharge revenue	39,679	28,287	11,392	40.3
Total Truckload revenue	221,710	210,877	10,833	5.1

Dedicated revenue, net of fuel surcharge revenue	105,752	123,743	(17,991)	(14.5)
Dedicated fuel surcharge revenue	25,007	21,756	3,251	14.9
Total Dedicated revenue	130,759	145,499	(14,740)	(10.1)

Brokerage revenue	74,600	72,878	1,722	2.4

Intermodal revenue, net of fuel surcharge revenue	-	20,361	(20,361)	(100.0)
Intermodal fuel surcharge revenue	-	3,459	(3,459)	(100.0)
Total Intermodal revenue	-	23,820	(23,820)	(100.0)

Total operating revenue	$427,069	$453,074	$(26,005)	(5.7)%

Operating income/(loss):
Truckload	$1,473	$2,044	$(571)	(27.9)%
Dedicated	4,062	10,283	(6,221)	(60.5)
Brokerage	2,973	4,856	(1,883)	(38.8)
Intermodal	-	(1,590)	1,590	100.0
Total operating income	$8,508	$15,593	$(7,085)	(45.4)%

Operating ratio:
Truckload	99.3%	99.0%
Dedicated	96.9	92.9
Brokerage	96.0	93.3
Intermodal	-	106.7
Consolidated operating ratio	98.0%	96.6%

Operating ratio, net of fuel surcharges:
Truckload	99.2%	98.9%
Dedicated	96.2	91.7
Brokerage	96.0	93.3
Intermodal	-	107.8
Consolidated operating ratio, net of fuel surcharges	97.7%	96.1%

Our operating revenue decreased $26.0 million, or 5.7%, to $427.1 million in the 2026 period from $453.1 million in the 2025 period. Our operating revenue, net of fuel surcharges, decreased $37.2 million, or 9.3%, to $362.4 million in the 2026 period from $399.6 million in the 2025 period. This decrease in the 2026 period was primarily due to an $18.0 million decrease in Dedicated revenue, net of fuel surcharges, a $559,000 decrease in Truckload revenue, net of fuel surcharges, and a $20.4 million decrease in Intermodal revenue, net of fuel surcharges, partially offset by a $1.7 million increase in Brokerage revenue. Fuel surcharge revenue increased to $64.7 million in the 2026 period from $53.5 million in the 2025 period.

Truckload segment revenue increased $10.8 million, or 5.1%, to $221.7 million in the 2026 period from $210.9 million in the 2025 period. Truckload segment revenue, net of fuel surcharges, decreased $559,000, or 0.3%, to $182.0 million in the 2026 period from $182.6 million in the 2025 period, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio was 99.3% in the 2026 period and 99.0% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs and a lower gain on disposition of revenue equipment, partially offset by lower company driver compensation and insurance and claims costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Dedicated segment revenue decreased $14.7 million, or 10.1%, to $130.8 million in the 2026 period from $145.5 million in the 2025 period. Dedicated segment revenue, net of fuel surcharges, decreased 14.5%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 96.9% in the 2026 period from 92.9% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs and a lower gain on disposition of revenue equipment, partially offset by lower insurance and claims costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Brokerage segment revenue increased $1.7 million, or 2.4%, to $74.6 million in the 2026 period from $72.9 million in the 2025 period, primarily due to an increase in our number of loads, partially offset by a decrease in our revenue per load. The operating ratio in the 2026 period of 96.0% was up from 93.3% in the 2025 period. This increase was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged, as a percentage of revenue.

Intermodal segment revenue was $23.8 million and revenue net of fuel surcharges was $20.4 million in the 2025 period. The operating ratio was 106.7% in the 2025 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change Six Months Ended June 30,	Percentage Change Six Months Ended June 30,	Percentage of Operating Revenue Six Months Ended June 30,
(Dollars in thousands)	2026 vs. 2025	2026 vs. 2025	2026	2025

Operating revenue	$(26,005)	(5.7)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(12,713)	(8.1)	33.9	34.7
Purchased transportation	(8,492)	(10.5)	16.9	17.8
Fuel and fuel taxes	13,966	21.3	18.7	14.5
Supplies and maintenance	(673)	(2.2)	7.1	6.9
Depreciation	(5,009)	(9.1)	11.7	12.1
Operating taxes and licenses	(350)	(7.2)	1.1	1.1
Insurance and claims	(6,678)	(22.8)	5.3	6.5
Communications and utilities	(186)	(4.2)	1.0	1.0
Gain on disposition of revenue equipment	3,754	54.8	(0.7)	(1.5)
Other	(2,539)	(15.8)	3.2	3.5
Total operating expenses	(18,920)	(4.3)	98.0	96.6
Operating income	(7,085)	(45.4)	2.0	3.4
Other	(393)	(50.1)	(0.3)	(0.2)
Income before income taxes	(6,692)	(40.9)	2.3	3.6
Income taxes expense	(1,892)	(39.0)	0.7	1.1
Net income	$(4,800)	(41.7)%	1.6%	2.5%

Salaries, wages and benefits expense decreased $12.7 million, or 8.1%, in the 2026 period from the 2025 period. This decrease resulted primarily from reductions in company driver compensation expense of $11.1 million.

Purchased transportation expense decreased $8.5 million in total, or 10.5%, in the 2026 period from the 2025 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $3.8 million to $65.0 million in the 2026 period from $61.2 million in the 2025 period, primarily due to an increase in our number of loads. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal operations that were sold effective September 30, 2025 decreased by $12.8 million from the 2025 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased by $520,000 in the 2026 period.

Fuel and fuel taxes increased by $14.0 million, or 21.3%, in the 2026 period from the 2025 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $705,000, or 4.4%, to $16.7 million in the 2026 period from $16.0 million in the 2025 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.7 million from $3.8 million in the 2025 period. The DOE national average cost of fuel increased to $4.74 per gallon from $3.59 per gallon in the 2025 period. This price increase primarily drove the increase in our net fuel expense to 5.8% of Truckload, Dedicated and Intermodal segment revenue, net of fuel surcharges, in the 2026 period from 4.9% in the 2025 period.

The $5.0 million, or 9.1%, decrease in depreciation in the 2026 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment.

The $6.7 million, or 22.8%, decrease in insurance and claims in the 2026 period was primarily due to decreases in each of our self-insured auto liability claims and insurance premiums.

Gain on disposition of revenue equipment decreased to $3.1 million in the 2026 period from $6.8 million in the 2025 period due to a reduction in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales.

The $2.5 million, or 15.8%, decrease in other operating expenses in the 2026 period was primarily due to decreases in chassis rental and legal costs.

Our operating income declined 45.4% to $8.5 million in the 2026 period from $15.6 million in the 2025 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.0% in the 2026 period and 96.6% in the 2025 period. The operating ratio for our Truckload segment was 99.3% in the 2026 period and 99.0% in the 2025 period, for our Dedicated segment was 96.9% in the 2026 period and 92.9% in the 2025 period, for our Brokerage segment was 96.0% in the 2026 period and 93.3% in the 2025 period and for our Intermodal segment was 106.7% in the 2025 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 97.7% in the 2026 period and 96.1% in the 2025 period.

Our effective income tax rate increased to 30.6% in the 2026 period from 29.7% in the 2025 period primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income declined 41.7% to $6.7 million, or $0.08 per diluted share, in the 2026 period from $11.5 million, or $0.14 per diluted share, in the 2025 period.

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

The table below reflects our net cash flows provided by operating activities, net cash flows provided by/(used for) investing activities and net cash flows used for financing activities for the periods indicated.

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash flows provided by operating activities	$60,718	$69,368
Net cash flows provided by/(used for) investing activities	9,124	(41,528)
Net cash flows used for financing activities	(9,140)	(10,055)

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

We have not repurchased any shares under this program since the second quarter of 2022. As of June 30, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

In the first six months of 2026, net cash flows provided by operating activities totaled $60.7 million. Net cash flows provided by investing activities totaled $9.1 million, primarily reflecting proceeds from the sale of used revenue equipment, net of purchases of new equipment. In addition, the Company paid $9.8 million in cash dividends. As a result of these activities, cash and cash equivalents and an escrow deposit increased by $60.7 million during the period. In the first six months of 2025, net cash flows provided by operating activities of $69.4 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $38.8 million, to pay cash dividends of $9.8 million and to purchase other assets in the amount of $2.7 million, resulting in a $17.8 million increase in cash and cash equivalents.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $109 million for the remainder of 2026. This amount includes commitments to purchase $127.3 million of new revenue equipment, prior to considering proceeds from dispositions. We are also committed to new revenue equipment purchases of $32.8 million in 2027. Additionally, operating lease obligations total $358,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first two quarters of 2026 and 2025, which totaled $9.8 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million which matures in August 2027. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. In June 2026, the credit agreement was amended to increase the aggregate principal amount to $35.0 million. At June 30, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $33.2 million and remaining borrowing availability of $1.8 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate plus applicable margins. The interest rate for the facility that would apply to outstanding principal balances was 6.75% at June 30, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at June 30, 2026 and December 31, 2025.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first six months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.2 million. Based upon our fuel consumption in the first six months of 2026, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $3.9 million. There were no material quantitative changes in market risk since the first six months of 2025.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, except for in our Form 10-Q for the quarter ended March 31, 2026.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

Item 6. Exhibits.

Item No.	Item	Method of Filing

10.1	Named Executive Officer Compensation	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2026.

10.2	Third Amended and Restated Executive Officer Performance Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 11, 2026.

10.3	First Amendment to Credit Agreement, dated as of June 12, 2026, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 18, 2026.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 6, 2026, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: August 6, 2026	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)