Form 10-Q
period 2026-09-30
MARTEN TRANSPORT LTD
filed 2026-11-06
CIK 799167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, was 81,661,669 as of October 28, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,503	$43,278
Escrow deposit	5,000	5,000
Receivables:
Trade, net	96,911	85,807
Other	8,403	13,084
Prepaid expenses and other	22,574	24,532
Total current assets	224,391	171,701

Property and equipment:
Revenue equipment, buildings and land, office equipment and other	1,086,781	1,128,932
Accumulated depreciation	(356,617)	(352,426)
Net property and equipment	730,164	776,506
Other noncurrent assets	1,411	1,560
Total assets	$955,966	$949,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,784	$28,769
Insurance and claims accruals	42,620	43,700
Accrued and other current liabilities	23,038	19,763
Total current liabilities	101,442	92,232
Deferred income taxes	90,278	89,716
Noncurrent operating lease liabilities	82	194
Total liabilities	191,802	182,142

Stockholders’ equity:
Preferred stock, $.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value per share; 192,000,000 shares authorized; 81,661,669 shares at September 30, 2026, and 81,542,174 shares at December 31, 2025, issued and outstanding	817	815
Additional paid-in capital	56,364	54,762
Retained earnings	706,983	712,048
Total stockholders’ equity	764,164	767,625
Total liabilities and stockholders’ equity	$955,966	$949,767

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share information)	2026	2025	2026	2025

Operating revenue	$223,231	$220,470	$650,300	$673,544

Operating expenses (income):
Salaries, wages and benefits	72,970	78,972	217,627	236,342
Purchased transportation	37,917	42,284	110,204	123,063
Fuel and fuel taxes	49,302	33,526	128,976	99,234
Supplies and maintenance	15,639	15,585	46,085	46,704
Depreciation	24,458	25,447	74,226	80,224
Operating taxes and licenses	2,252	2,423	6,770	7,291
Insurance and claims	11,153	11,382	33,704	40,611
Communications and utilities	2,118	2,093	6,375	6,536
Gain on disposition of revenue equipment	(3,027)	(1,903)	(6,120)	(8,750)
Other	7,385	7,923	20,881	23,958

Total operating expenses	220,167	217,732	638,728	655,213

Operating income	3,064	2,738	11,572	18,331

Other	(882)	(213)	(2,060)	(998)

Income before income taxes	3,946	2,951	13,632	19,329

Income taxes expense	1,037	725	4,002	5,582

Net income	$2,909	$2,226	$9,630	$13,747

Basic earnings per common share	$0.04	$0.03	$0.12	$0.17

Diluted earnings per common share	$0.04	$0.03	$0.12	$0.17

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stock- holders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2025	81,542	$815	$54,762	$712,048	$767,625
Net income	-	-	-	1,382	1,382
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	47	1	237	-	238
Employee taxes paid in exchange for shares withheld	-	-	(276)	-	(276)
Share-based payment arrangement compensation expense	-	-	135	-	135
Dividends on common stock, $0.06 per share	-	-	-	(4,896)	(4,896)
Balance at March 31, 2026	81,589	816	54,858	708,534	764,208
Net income	-	-	-	5,339	5,339
Issuance of common stock from share-based payment arrangement exercises	73	1	692	-	693
Share-based payment arrangement compensation expense	-	-	621	-	621
Dividends on common stock, $0.06 per share	-	-	-	(4,899)	(4,899)
Balance at June 30, 2026	81,662	817	56,171	708,974	765,962
Net income	-	-	-	2,909	2,909
Share-based payment arrangement compensation expense	-	-	193	-	193
Dividends on common stock, $0.06 per share	-	-	-	(4,900)	(4,900)
Balance at September 30, 2026	81,662	$817	$56,364	$706,983	$764,164

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

MARTEN TRANSPORT, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Operations:
Net income	$9,630	$13,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,226	80,224
Tires in service amortization	4,282	4,805
Gain on disposition of revenue equipment	(6,120)	(8,750)
Deferred income taxes	562	(15,417)
Share-based payment arrangement compensation expense	949	1,477
Changes in other current operating items:
Receivables	(7,435)	(3,030)
Prepaid expenses and other	(282)	(2,087)
Accounts payable	5,390	8,520
Insurance and claims accruals	(1,080)	(2,933)
Accrued and other current liabilities	3,163	11,350
Net cash provided by operating activities	83,285	87,906

Cash flows used for investing activities:
Revenue equipment additions	(64,655)	(121,725)
Proceeds from revenue equipment dispositions	43,385	89,372
Buildings and land, office equipment and other additions	(1,330)	(3,337)
Proceeds from buildings and land, office equipment and other dispositions	1,634	-
Other	(54)	(52)
Net cash used for investing activities	(21,020)	(35,742)

Cash flows used for financing activities:
Dividends on common stock	(14,695)	(14,671)
Issuance of common stock from share-based payment arrangement exercises and vesting of performance unit awards	931	9
Employee taxes paid in exchange for shares withheld	(276)	(284)
Net cash used for financing activities	(14,040)	(14,946)

Net change in cash and cash equivalents and escrow deposit	48,225	37,218

Cash and cash equivalents and escrow deposit:
Beginning of period	48,278	17,267
End of period	$96,503	$54,485

Supplemental non-cash disclosure:
Change in property and equipment not yet paid	$2,637	$2,617
Operating lease assets and liabilities acquired	$-	$287

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$834	$14,502

Reconciliation of cash and cash equivalents and escrow deposit in the consolidated condensed balance sheets:
Cash and cash equivalents	$91,503	$49,485
Escrow deposit	5,000	5,000
Total cash and cash equivalents and escrow deposit shown above	$96,503	$54,485

The accompanying notes are an integral part of these consolidated condensed financial statements.

MARTEN TRANSPORT, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026

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

(2) Earnings per Common Share

Basic and diluted earnings per common share were computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$2,909	$2,226	$9,630	$13,747
Denominator:
Basic earnings per common share - weighted-average shares	81,662	81,520	81,623	81,508
Effect of dilutive stock options	2	7	2	8
Diluted earnings per common share - weighted-average shares and assumed conversions	81,664	81,527	81,625	81,516

Basic earnings per common share	$0.04	$0.03	$0.12	$0.17
Diluted earnings per common share	$0.04	$0.03	$0.12	$0.17

Options totaling 495,266 and 584,800 equivalent shares for the three-month and nine-month periods ended September 30, 2026, respectively, and 672,071 and 632,398 equivalent shares for the three-month and nine-month periods ended September 30, 2025, respectively, were outstanding but were not included in the calculation of diluted earnings per share because including the options in the denominator would be antidilutive, or decrease the number of weighted-average shares, due to their exercise prices exceeding the average market price of the common shares, or because inclusion of average unrecognized compensation expense in the calculation would cause the options to be antidilutive.

Unvested performance awards totaling 165,978 equivalent shares for each of the three-month and nine-month periods ended September 30, 2026, and 154,059 equivalent shares for each of the three-month and nine-month periods ended September 30, 2025, were considered outstanding but were not included in the calculation of diluted earnings per share because inclusion of average unrecognized compensation expense in the calculation would cause the performance awards to be antidilutive.

(3) Long-Term Debt

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. In June 2026, the credit agreement was amended to increase the aggregate principal amount to $35.0 million. In August 2026, the credit agreement was amended to increase the aggregate principal amount to $50.0 million and to extend the maturity to August 2031. At September 30, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $33.2 million and remaining borrowing availability of $16.8 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate. The interest rate for the facility that would apply to outstanding principal balances was 7.0% at September 30, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2026 and December 31, 2025.

(4) Related Party Transactions

We purchase tires and obtain related services from a company in which one of our directors is the chairman of the board and chief executive officer. We paid that company $56,000 in the first nine months of 2026 and $22,000 in the first nine months of 2025 for tires and related services. In addition, we paid $789,000 in the first nine months of 2026 and $1.2 million in the first nine months of 2025 to tire manufacturers for tires that were provided by the same company. The same company received commissions from the tire manufacturers related to these purchases.

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

We have not repurchased any shares under this program since the second quarter of 2022. As of September 30, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

(6) Dividends

In 2010, we announced a regular cash dividend program to our stockholders, subject to approval each quarter. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2026 and 2025 which totaled $14.7 million in each period.

(7) Accounting for Share-based Payment Arrangement Compensation

We account for share-based payment arrangements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. During the first nine months of 2026, there were no significant changes to the structure of our stock-based award plans. Pre-tax compensation expense related to stock options and performance awards recorded in the first nine months of 2026 and 2025 was $949,000 and $1.5 million, respectively.

(8) Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(9) Commitments and Contingencies

We are committed to new revenue equipment purchases of $40.1 million in the remainder of 2026 and $53.2 million in 2027. Operating lease obligation expenditures through 2028 total $294,000.

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

(11) Revenue and Business Segments

We account for our revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We combine our five current operating segments (Temperature-Sensitive and Dry Truckload, Dedicated, Brokerage and MRTN de Mexico) into three reporting segments (Truckload, Dedicated and Brokerage) for financial reporting purposes. These three reporting segments are also the appropriate categories for the disaggregation of our revenue under FASB ASC 606. Our Intermodal operations, a former reporting segment, were sold effective September 30, 2025.

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

Our customer agreements are typically for one-year terms except for our Dedicated agreements which range from three to five years with annual rate reviews. Under FASB ASC 606, the contract date for each individual load within each of our reporting segments is generally the date that each load is tendered to and accepted by us. For each load transported within each of our reporting segments, the entire amount of revenue to be recognized is a single performance obligation and our agreements with our customers detail the per-mile charges for line haul and fuel surcharges, along with the rates for loading and unloading, stop offs and drops, equipment detention and other accessorial services, which is the transaction price. There are no discounts that would be a material right or consideration payable to a customer. We are required to recognize revenue and related expenses over time, from load pickup to delivery, for each load within each of our reporting segments. We base our calculation of the amount of revenue to record in each period for individual loads picking up in one period and delivering in the following period using the number of hours estimated to be incurred within each period applied to each estimated transaction price. Contract assets for this estimated revenue which are classified within prepaid expenses and other within our consolidated condensed balance sheets were $2.1 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively. We had no impairment losses on contract assets in the first nine months of 2026 or in 2025. As a practical expedient as permitted under FASB ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. We bill our customers for loads after delivery is complete with standard payment terms of 30 days.

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

The following table sets forth for the periods indicated our operating revenue and operating income by segment.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,053	$90,138	$276,084	$272,728
Truckload fuel surcharge revenue	23,251	14,691	62,930	42,978
Total Truckload revenue	117,304	104,829	339,014	315,706

Dedicated revenue, net of fuel surcharge revenue	51,442	56,675	157,194	180,418
Dedicated fuel surcharge revenue	15,748	10,335	40,755	32,091
Total Dedicated revenue	67,190	67,010	197,949	212,509

Brokerage revenue	38,737	38,780	113,337	111,658

Intermodal revenue, net of fuel surcharge revenue	-	8,369	-	28,730
Intermodal fuel surcharge revenue	-	1,482	-	4,941
Total Intermodal revenue	-	9,851	-	33,671
Total operating revenue	$223,231	$220,470	$650,300	$673,544

Operating income/(loss):
Truckload	$(192)	$(2,002)	$1,281	$42
Dedicated	1,248	3,426	5,310	13,709
Brokerage	2,008	1,607	4,981	6,463
Intermodal	-	(293)	-	(1,883)
Total operating income	$3,064	$2,738	$11,572	$18,331

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

Three Months Ended September 30, 2026 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$117,304	$67,190	$38,737	$-	$223,231
Operating expense (income):
Salaries, wages and benefits	42,823	28,242	1,905	-	72,970
Purchased transportation	1,300	2,678	33,939	-	37,917
Fuel and fuel taxes	33,432	15,870	-	-	49,302
Supplies and maintenance	11,256	4,395	(12)	-	15,639
Depreciation	15,923	8,157	378	-	24,458
Operating taxes and licenses	1,326	883	43	-	2,252
Insurance and claims	7,521	3,781	(149)	-	11,153
Communications and utilities	1,267	672	179	-	2,118
Gain on disposition of revenue equipment	(1,785)	(1,242)	-	-	(3,027)
Other	4,433	2,506	446	-	7,385
Total operating expenses	117,496	65,942	36,729	-	220,167
Operating income/(loss)	$(192)	$1,248	$2,008	$-	$3,064

Operating ratio	100.2%	98.1%	94.8%	-%	98.6%
Operating ratio, net of fuel surcharges	100.2%	97.6%	94.8%	-%	98.3%

Nine Months Ended September 30, 2026 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$339,014	$197,949	$113,337	$-	$650,300
Operating expense (income):
Salaries, wages and benefits	127,754	84,183	5,690	-	217,627
Purchased transportation	3,754	7,499	98,951	-	110,204
Fuel and fuel taxes	87,296	41,680	-	-	128,976
Supplies and maintenance	33,140	12,955	(10)	-	46,085
Depreciation	48,313	24,713	1,200	-	74,226
Operating taxes and licenses	4,028	2,591	151	-	6,770
Insurance and claims	21,176	12,008	520	-	33,704
Communications and utilities	3,820	1,983	572	-	6,375
Gain on disposition of revenue equipment	(3,607)	(2,513)	-	-	(6,120)
Other	12,059	7,540	1,282	-	20,881
Total operating expenses	337,733	192,639	108,356	-	638,728
Operating income	$1,281	$5,310	$4,981	$-	$11,572

Operating ratio	99.6%	97.3%	95.6%	-%	98.2%
Operating ratio, net of fuel surcharges	99.5%	96.6%	95.6%	-%	97.9%

Three Months Ended September 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$104,829	$67,010	$38,780	$9,851	$220,470
Operating expense (income):
Salaries, wages and benefits	45,122	30,107	2,150	1,593	78,972
Purchased transportation	734	2,408	33,251	5,891	42,284
Fuel and fuel taxes	21,878	10,484	-	1,164	33,526
Supplies and maintenance	10,679	4,429	-	477	15,585
Depreciation	16,073	8,609	460	305	25,447
Operating taxes and licenses	1,445	927	17	34	2,423
Insurance and claims	6,521	4,185	642	34	11,382
Communications and utilities	1,185	643	233	32	2,093
Gain on disposition of revenue equipment	(1,103)	(791)	-	(9)	(1,903)
Other	4,297	2,583	420	623	7,923
Total operating expenses	106,831	63,584	37,173	10,144	217,732
Operating income/(loss)	$(2,002)	$3,426	$1,607	$(293)	$2,738

Operating ratio	101.9%	94.9%	95.9%	103.0%	98.8%
Operating ratio, net of fuel surcharges	102.2%	94.0%	95.9%	103.5%	98.6%

Nine Months Ended September 30, 2025 Segment Operating Results

(In thousands)	Truckload	Dedicated	Brokerage	Intermodal	Total
Operating revenue	$315,706	$212,509	$111,658	$33,671	$673,544
Operating expense (income):
Salaries, wages and benefits	132,278	92,326	5,919	5,819	236,342
Purchased transportation	2,653	7,123	94,485	18,802	123,063
Fuel and fuel taxes	63,124	32,986	-	3,124	99,234
Supplies and maintenance	31,338	13,527	7	1,832	46,704
Depreciation	48,346	27,538	1,459	2,881	80,224
Operating taxes and licenses	4,230	2,841	64	156	7,291
Insurance and claims	23,004	15,630	1,239	738	40,611
Communications and utilities	3,645	2,078	671	142	6,536
Gain on disposition of revenue equipment	(5,412)	(3,160)	-	(178)	(8,750)
Other	12,458	7,911	1,351	2,238	23,958
Total operating expenses	315,664	198,800	105,195	35,554	655,213
Operating income/(loss)	$42	$13,709	$6,463	$(1,883)	$18,331

Operating ratio	100.0%	93.5%	94.2%	105.6%	97.3%
Operating ratio, net of fuel surcharges	100.0%	92.4%	94.2%	106.6%	96.9%

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

Our operating revenue decreased $23.2 million, or 3.5%, in the first nine months of 2026 from the first nine months of 2025. Our operating revenue, net of fuel surcharges, decreased $46.9 million, or 7.9%, compared with the first nine months of 2025. Truckload segment revenue, net of fuel surcharges, increased 1.2% from the first nine months of 2025, primarily due to an increase in our average revenue per tractor, partially offset by a decrease in our average fleet size. Dedicated segment revenue, net of fuel surcharges, decreased 12.9% from the first nine months of 2025, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. Brokerage segment revenue increased 1.5% from the first nine months of 2025, primarily due to an increase in our revenue per load. Intermodal segment revenue, net of fuel surcharges, decreased 100% from the first nine months of 2025. Fuel surcharge revenue increased to $103.7 million in the first nine months of 2026 from $80.0 million in the first nine months of 2025.

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

Our operating income declined 36.9% to $11.6 million in the first nine months of 2026 from $18.3 million in the first nine months of 2025. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.2% in the first nine months of 2026 and 97.3% in the first nine months of 2025. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, increased to 97.9% in the first nine months of 2026 from 96.9% in the first nine months of 2025. Our net income declined 29.9% to $9.6 million, or $0.12 per diluted share, in the first nine months of 2026 from $13.7 million, or $0.17 per diluted share, in the first nine months of 2025.

Our business requires substantial ongoing capital investments, particularly for new tractors and trailers. At September 30, 2026, we had $96.5 million of cash and cash equivalents and an escrow deposit, $764.2 million in stockholders’ equity and no long-term debt outstanding. In the first nine months of 2026, net cash flows provided by operating activities totaled $83.3 million. Net cash flows used for investing activities totaled $21.0 million, primarily reflecting purchases of new revenue equipment, net of proceeds from the sale of used equipment. In addition, the Company paid $14.7 million in cash dividends. As a result of these activities, cash and cash equivalents and an escrow deposit increased by $48.2 million during the period. We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $39 million for the remainder of 2026. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2026, which totaled $14.7 million. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

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

Results of Operations

The following table sets forth for the periods indicated certain operating statistics regarding our revenue and operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Truckload Segment:
Revenue (in thousands)	$117,304	$104,829	$339,014	$315,706
Average revenue, net of fuel surcharges, per tractor per week(1)	$4,749	$4,129	$4,588	$4,178
Average tractors(1)	1,507	1,661	1,543	1,674
Average miles per trip	506	508	511	523
Total miles (in thousands)	34,825	38,081	108,587	115,575

Dedicated Segment:
Revenue (in thousands)	$67,190	$67,010	$197,949	$212,509
Average revenue, net of fuel surcharges, per tractor per week(1)	$3,862	$3,776	$3,896	$3,811
Average tractors(1)	1,013	1,142	1,035	1,214
Average miles per trip	292	292	295	300
Total miles (in thousands)	21,559	23,206	65,960	73,574

Brokerage Segment:
Revenue (in thousands)	$38,737	$38,780	$113,337	$111,658
Loads	22,141	25,940	70,613	70,450

Intermodal Segment:
Revenue (in thousands)	$-	$9,851	$-	$33,671
Loads	-	2,956	-	10,168
Average tractors	-	61	-	72

(1)	Includes tractors driven by both company-employed drivers and independent contractors. Independent contractors provided 77 and 83 tractors as of September 30, 2026 and 2025, respectively.

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Three Months		Three Months	Three Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026 vs. 2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$94,053	$90,138	$3,915	4.3%
Truckload fuel surcharge revenue	23,251	14,691	8,560	58.3
Total Truckload revenue	117,304	104,829	12,475	11.9

Dedicated revenue, net of fuel surcharge revenue	51,442	56,675	(5,233)	(9.2)
Dedicated fuel surcharge revenue	15,748	10,335	5,413	52.4
Total Dedicated revenue	67,190	67,010	180	0.3

Brokerage revenue	38,737	38,780	(43)	(0.1)

Intermodal revenue, net of fuel surcharge revenue	-	8,369	(8,369)	(100.0)
Intermodal fuel surcharge revenue	-	1,482	(1,482)	(100.0)
Total Intermodal revenue	-	9,851	(9,851)	(100.0)

Total operating revenue	$223,231	$220,470	$2,761	1.3%

Operating income/(loss):
Truckload	$(192)	$(2,002)	$1,810	90.4%
Dedicated	1,248	3,426	(2,178)	(63.6)
Brokerage	2,008	1,607	401	25.0
Intermodal	-	(293)	293	100.0
Total operating income	$3,064	$2,738	$326	11.9%

Operating ratio:
Truckload	100.2%	101.9%
Dedicated	98.1	94.9
Brokerage	94.8	95.9
Intermodal	-	103.0
Consolidated operating ratio	98.6%	98.8%

Operating ratio, net of fuel surcharges:
Truckload	100.2%	102.2%
Dedicated	97.6	94.0
Brokerage	94.8	95.9
Intermodal	-	103.5
Consolidated operating ratio, net of fuel surcharges	98.3%	98.6%

Our operating revenue increased $2.8 million, or 1.3%, to $223.2 million in the 2026 period from $220.5 million in the 2025 period. Our operating revenue, net of fuel surcharges, decreased $9.7 million, or 5.0%, to $184.2 million in the 2026 period from $194.0 million in the 2025 period. This decrease in the 2026 period was primarily due to an $8.4 million decrease in Intermodal revenue, net of fuel surcharges, and a $5.2 million decrease in Dedicated revenue, net of fuel surcharges, partially offset by a $3.9 million increase in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $39.0 million in the 2026 period from $26.5 million in the 2025 period.

Truckload segment revenue increased $12.5 million, or 11.9%, to $117.3 million in the 2026 period from $104.8 million in the 2025 period. Truckload segment revenue, net of fuel surcharges, increased $3.9 million, or 4.3%, to $94.1 million in the 2026 period from $90.1 million in the 2025 period, primarily due to an increase in our average revenue per tractor, partially offset by a decrease in our average fleet size. The operating ratio was 100.2% in the 2026 period and 101.9% in the 2025 period. Impacting the 2026 period operating ratio was lower company driver compensation and depreciation costs, partially offset by higher fuel costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Dedicated segment revenue increased $180,000, or 0.3%, to $67.2 million in the 2026 period from $67.0 million in the 2025 period. Dedicated segment revenue, net of fuel surcharges, decreased 9.2%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 98.1% in the 2026 period from 94.9% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs, partially offset by lower company driver compensation and depreciation costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Brokerage segment revenue decreased 0.1% to $38.7 million in the 2026 period from $38.8 million in the 2025 period, primarily due to a decrease in our number of loads partially offset by an increase in our revenue per load. The operating ratio in the 2026 period was 94.8%, down from 95.9% in the 2025 period. This improvement was primarily due to lower insurance and claims costs, partially offset by an increase in the amounts payable to carriers for transportation services which we arranged, both as a percentage of revenue.

Intermodal segment revenue was $9.9 million and revenue net of fuel surcharges was $8.4 million in the 2025 period. The operating ratio was 103.0% in the 2025 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Three Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,
(Dollars in thousands)	2026 vs. 2025	2026 vs. 2025	2026	2025

Operating revenue	$2,761	1.3%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(6,002)	(7.6)	32.7	35.8
Purchased transportation	(4,367)	(10.3)	17.0	19.2
Fuel and fuel taxes	15,776	47.1	22.1	15.2
Supplies and maintenance	54	0.3	7.0	7.1
Depreciation	(989)	(3.9)	11.0	11.5
Operating taxes and licenses	(171)	(7.1)	1.0	1.1
Insurance and claims	(229)	(2.0)	5.0	5.2
Communications and utilities	25	1.2	0.9	0.9
Gain on disposition of revenue equipment	(1,124)	(59.1)	(1.4)	(0.9)
Other	(538)	(6.8)	3.3	3.6
Total operating expenses	2,435	1.1	98.6	98.8
Operating income	326	11.9	1.4	1.2
Other	(669)	(314.1)	(0.4)	(0.1)
Income before income taxes	995	33.7	1.8	1.3
Income taxes expense	312	43.0	0.5	0.3
Net income	$683	30.7%	1.3%	1.0%

Salaries, wages and benefits consist of compensation for our employees, including both driver and non-driver employees, employees’ health insurance, 401(k) plan contributions and other fringe benefits. These expenses vary depending upon the size of our Truckload, Dedicated and formerly our Intermodal tractor fleets, the ratio of company drivers to independent contractors, our efficiency, our experience with employees’ health insurance claims, changes in health care premiums and other factors. Salaries, wages and benefits expense decreased $6.0 million, or 7.6%, in the 2026 period from the 2025 period. This decrease resulted primarily from reductions in company driver compensation expense of $4.6 million and in non-driver compensation of $1.0 million. The decrease in company driver compensation was due to less miles driven in the 2026 period.

Purchased transportation consists of amounts payable to carriers and railroads for transportation services we arrange in connection with our Brokerage and formerly our Intermodal operations, and to independent contractor providers of revenue equipment. This category will vary depending upon the amount and rates, including fuel surcharges, we pay to motor carriers and third-party railroads, the ratio of company drivers versus independent contractors and the amount of fuel surcharges passed through to independent contractors. Purchased transportation expense decreased $4.4 million in total, or 10.3%, in the 2026 period from the 2025 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $689,000 to $33.9 million in the 2026 period from $33.3 million in the 2025 period, primarily due to an increase in our cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal operations that were sold effective September 30, 2025 decreased by $5.9 million from the 2025 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased by $807,000 in the 2026 period.

Fuel and fuel taxes increased by $15.8 million, or 47.1%, in the 2026 period from the 2025 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $2.7 million, or 30.6%, to $11.4 million in the 2026 period from $8.8 million in the 2025 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $1.1 million from $1.7 million in the 2025 period. The United States Department of Energy, or DOE, national average cost of fuel increased to $5.56 per gallon from $3.76 per gallon in the 2025 period. This price increase primarily drove the increase in our net fuel expense to 7.9% of Truckload, Dedicated and formerly Intermodal segment revenue, net of fuel surcharges, in the 2026 period from 5.6% in the 2025 period. We have worked diligently to control fuel usage and costs by improving our volume purchasing arrangements and optimizing our drivers’ fuel purchases with national fuel centers, focusing on shorter lengths of haul, installing and tightly managing the use of auxiliary power units in our tractors to minimize engine idling and improving fuel usage in the temperature-control units on our trailers. Auxiliary power units, which we have installed in our company-owned tractors, provide climate control and electrical power for our drivers without idling the tractor engine.

Depreciation relates to owned tractors, trailers, auxiliary power units, communication units, terminal facilities, other assets and formerly containers. The $989,000, or 3.9%, decrease in depreciation in the 2026 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment. We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of continued higher prices of new equipment, which will result in greater depreciation over the useful life.

Insurance and claims consist of the costs of insurance premiums and accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, cargo claims and workers’ compensation claims. These expenses will vary primarily based upon the frequency and severity of our accident experience, our self-insured retention levels and the market for insurance. The $229,000, or 2.0%, decrease in insurance and claims in the 2026 period was primarily due to lower insurance premiums and self-insured brokerage liability claim costs, partially offset by increases in our self-insured auto liability and workers’ compensation claim costs. Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods which could materially impact our financial results depending on the frequency, severity and timing of claims.

Gain on disposition of revenue equipment increased to $3.0 million in the 2026 period from $1.9 million in the 2025 period due to an increase in the average gain for our tractor and trailer sales, partially offset by a reduction in the number of units sold. Future gains or losses on dispositions of revenue equipment will be impacted by the market for used revenue equipment, which is beyond our control.

Our operating income improved 11.9% to $3.1 million in the 2026 period from $2.7 million in the 2025 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.6% in the 2026 period and 98.8% in the 2025 period. The operating ratio for our Truckload segment was 100.2% in the 2026 period and 101.9% in the 2025 period, for our Dedicated segment was 98.1% in the 2026 period and 94.9% in the 2025 period, for our Brokerage segment was 94.8% in the 2026 period and 95.9% in the 2025 period and for our Intermodal segment was 103.0% in the 2025 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 98.3% in the 2026 period and 98.6% in the 2025 period.

Our effective income tax rate increased to 26.3% in the 2026 period from 24.6% in the 2025 period primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income increased 30.7% to $2.9 million, or $0.04 per diluted share, in the 2026 period from $2.2 million, or $0.03 per diluted share, in the 2025 period.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025

The following table sets forth for the periods indicated our operating revenue, operating income and operating ratio by segment, along with the change for each component:

			Dollar	Percentage
			Change	Change
	Nine Months		Nine Months	Nine Months
	Ended		Ended	Ended
	September 30,		September 30,	September 30,
(Dollars in thousands)	2026	2025	2026 vs. 2025	2026 vs. 2025
Operating revenue:
Truckload revenue, net of fuel surcharge revenue	$276,084	$272,728	$3,356	1.2%
Truckload fuel surcharge revenue	62,930	42,978	19,952	46.4
Total Truckload revenue	339,014	315,706	23,308	7.4

Dedicated revenue, net of fuel surcharge revenue	157,194	180,418	(23,224)	(12.9)
Dedicated fuel surcharge revenue	40,755	32,091	8,664	27.0
Total Dedicated revenue	197,949	212,509	(14,560)	(6.9)

Brokerage revenue	113,337	111,658	1,679	1.5

Intermodal revenue, net of fuel surcharge revenue	-	28,730	(28,730)	(100.0)
Intermodal fuel surcharge revenue	-	4,941	(4,941)	(100.0)
Total Intermodal revenue	-	33,671	(33,671)	(100.0)

Total operating revenue	$650,300	$673,544	$(23,244)	(3.5)%

Operating income/(loss):
Truckload	$1,281	$42	$1,239	2,950.0%
Dedicated	5,310	13,709	(8,399)	(61.3)
Brokerage	4,981	6,463	(1,482)	(22.9)
Intermodal	-	(1,883)	1,883	100.0
Total operating income	$11,572	$18,331	$(6,759)	(36.9)%

Operating ratio:
Truckload	99.6%	100.0%
Dedicated	97.3	93.5
Brokerage	95.6	94.2
Intermodal	-	105.6
Consolidated operating ratio	98.2%	97.3%

Operating ratio, net of fuel surcharges:
Truckload	99.5%	100.0%
Dedicated	96.6	92.4
Brokerage	95.6	94.2
Intermodal	-	106.6
Consolidated operating ratio, net of fuel surcharges	97.9%	96.9%

Our operating revenue decreased $23.2 million, or 3.5%, to $650.3 million in the 2026 period from $673.5 million in the 2025 period. Our operating revenue, net of fuel surcharges, decreased $46.9 million, or 7.9%, to $546.6 million in the 2026 period from $593.5 million in the 2025 period. This decrease in the 2026 period was primarily due to a $28.7 million decrease in Intermodal revenue, net of fuel surcharges, and a $23.2 million decrease in Dedicated revenue, net of fuel surcharges, partially offset by a $3.4 million increase in Truckload revenue, net of fuel surcharges. Fuel surcharge revenue increased to $103.7 million in the 2026 period from $80.0 million in the 2025 period.

Truckload segment revenue increased $23.3 million, or 7.4%, to $339.0 million in the 2026 period from $315.7 million in the 2025 period. Truckload segment revenue, net of fuel surcharges, increased $3.4 million, or 1.2%, to $276.1 million in the 2026 period from $272.7 million in the 2025 period, primarily due to an increase in our average revenue per tractor, partially offset by a decrease in our average fleet size. The operating ratio was 99.6% in the 2026 period and 100.0% in the 2025 period. Impacting the 2026 period operating ratio was lower company driver compensation, insurance and claims and depreciation costs, partially offset by higher fuel costs and a lower gain on disposition of revenue equipment, all as a percentage of revenue, along with the improved average revenue per tractor.

Dedicated segment revenue decreased $14.6 million, or 6.9%, to $197.9 million in the 2026 period from $212.5 million in the 2025 period. Dedicated segment revenue, net of fuel surcharges, decreased 12.9%, primarily due to a decrease in our average fleet size, partially offset by an increase in our average revenue per tractor. The operating ratio increased to 97.3% in the 2026 period from 93.5% in the 2025 period. Impacting the 2026 period operating ratio was higher fuel costs, partially offset by lower insurance and claims and driver compensation costs, all as a percentage of revenue, along with the improved average revenue per tractor.

Brokerage segment revenue increased $1.7 million, or 1.5%, to $113.3 million in the 2026 period from $111.7 million in the 2025 period, primarily due to an increase in our revenue per load. The operating ratio in the 2026 period of 95.6% was up from 94.2% in the 2025 period. This increase was primarily due to an increase in the amounts payable to carriers for transportation services which we arranged, partially offset by lower insurance and claims costs, both as a percentage of revenue.

Intermodal segment revenue was $33.7 million and revenue net of fuel surcharges was $28.7 million in the 2025 period. The operating ratio was 105.6% in the 2025 period.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our unaudited consolidated condensed statements of operations, and those items as a percentage of operating revenue:

	Dollar Change	Percentage Change	Percentage of Operating Revenue
	Nine Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2026 vs. 2025	2026 vs. 2025	2026	2025

Operating revenue	$(23,244)	(3.5)%	100.0%	100.0%
Operating expenses (income):
Salaries, wages and benefits	(18,715)	(7.9)	33.5	35.1
Purchased transportation	(12,859)	(10.4)	16.9	18.3
Fuel and fuel taxes	29,742	30.0	19.8	14.7
Supplies and maintenance	(619)	(1.3)	7.1	6.9
Depreciation	(5,998)	(7.5)	11.4	11.9
Operating taxes and licenses	(521)	(7.1)	1.0	1.1
Insurance and claims	(6,907)	(17.0)	5.2	6.0
Communications and utilities	(161)	(2.5)	1.0	1.0
Gain on disposition of revenue equipment	2,630	30.1	(0.9)	(1.3)
Other	(3,077)	(12.8)	3.2	3.6
Total operating expenses	(16,485)	(2.5)	98.2	97.3
Operating income	(6,759)	(36.9)	1.8	2.7
Other	(1,062)	(106.4)	(0.3)	(0.1)
Income before income taxes	(5,697)	(29.5)	2.1	2.9
Income taxes expense	(1,580)	(28.3)	0.6	0.8
Net income	$(4,117)	(29.9)%	1.5%	2.0%

Salaries, wages and benefits expense decreased $18.7 million, or 7.9%, in the 2026 period from the 2025 period. This decrease resulted primarily from reductions in company driver compensation expense of $15.7 million and in non-driver compensation of $1.2 million. The decrease in company driver compensation was due to less miles driven in the 2026 period.

Purchased transportation expense decreased $12.9 million in total, or 10.4%, in the 2026 period from the 2025 period. Amounts payable to carriers for transportation services we arranged in our Brokerage segment increased $4.5 million to $99.0 million in the 2026 period from $94.5 million in the 2025 period, primarily due to an increase in our cost per load. Amounts payable to railroads and drayage carriers for transportation services within our Intermodal operations that were sold effective September 30, 2025 decreased by $18.7 million from the 2025 period. The portion of purchased transportation expense related to independent contractors within our Truckload and Dedicated segments, including fuel surcharges, increased by $1.3 million in the 2026 period.

Fuel and fuel taxes increased by $29.7 million, or 30.0%, in the 2026 period from the 2025 period. Net fuel expense (fuel and fuel taxes net of fuel surcharge revenue and surcharges passed through to independent contractors, outside drayage carriers and railroads) increased $3.4 million, or 13.7%, to $28.1 million in the 2026 period from $24.7 million in the 2025 period. Fuel surcharges passed through to independent contractors, outside drayage carriers and railroads decreased to $2.8 million from $5.5 million in the 2025 period. The DOE national average cost of fuel increased to $5.01 per gallon from $3.65 per gallon in the 2025 period. This price increase primarily drove the increase in our net fuel expense to 6.5% of Truckload, Dedicated and formerly Intermodal segment revenue, net of fuel surcharges, in the 2026 period from 5.1% in the 2025 period.

The $6.0 million, or 7.5%, decrease in depreciation in the 2026 period was primarily due to a decrease in our average tractor, trailer and refrigerated container fleet size, partially offset by higher prices of new equipment.

The $6.9 million, or 17.0%, decrease in insurance and claims in the 2026 period was primarily due to decreases in our insurance premiums and self-insured brokerage and auto liability claim costs.

Gain on disposition of revenue equipment decreased to $6.1 million in the 2026 period from $8.8 million in the 2025 period due to a reduction in the number of units sold, partially offset by an increase in the average gain for our tractor and trailer sales.

The $3.1 million, or 12.8%, decrease in other operating expenses in the 2026 period was primarily due to decreases in chassis rental and legal costs, partially offset by higher driver recruiting costs.

Our operating income declined 36.9% to $11.6 million in the 2026 period from $18.3 million in the 2025 period as a result of the foregoing factors. Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 98.2% in the 2026 period and 97.3% in the 2025 period. The operating ratio for our Truckload segment was 99.6% in the 2026 period and 100.0% in the 2025 period, for our Dedicated segment was 97.3% in the 2026 period and 93.5% in the 2025 period, for our Brokerage segment was 95.6% in the 2026 period and 94.2% in the 2025 period and for our Intermodal segment was 105.6% in the 2025 period. Operating expenses as a percentage of operating revenue, with both amounts net of fuel surcharges, was 97.9% in the 2026 period and 96.9% in the 2025 period.

Our effective income tax rate increased to 29.4% in the 2026 period from 28.9% in the 2025 period primarily due to increases in per diem and other non-deductible expenses as a percentage of earnings.

As a result of the factors described above, net income declined 29.9% to $9.6 million, or $0.12 per diluted share, in the 2026 period from $13.7 million, or $0.17 per diluted share, in the 2025 period.

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

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash flows provided by operating activities	$83,285	$87,906
Net cash flows used for investing activities	(21,020)	(35,742)
Net cash flows used for financing activities	(14,040)	(14,946)

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

We have not repurchased any shares under this program since the second quarter of 2022. As of September 30, 2026, future repurchases of up to $33.2 million were available in the share repurchase program.

In the first nine months of 2026, net cash flows provided by operating activities totaled $83.3 million. Net cash flows used for investing activities totaled $21.0 million, primarily reflecting purchases of new revenue equipment, net of proceeds from the sale of used equipment. In addition, the Company paid $14.7 million in cash dividends. As a result of these activities, cash and cash equivalents and an escrow deposit increased by $48.2 million during the period. In the first nine months of 2025, net cash flows provided by operating activities of $87.9 million were primarily used to purchase new revenue equipment, net of proceeds from dispositions, in the amount of $32.4 million, to pay cash dividends of $14.7 million and to purchase other assets in the amount of $3.3 million, resulting in a $37.2 million increase in cash and cash equivalents and an escrow deposit.

We estimate that capital expenditures, net of proceeds from dispositions, will be approximately $39 million for the remainder of 2026. This amount includes commitments to purchase $40.1 million of new revenue equipment, prior to considering proceeds from dispositions. We are also committed to new revenue equipment purchases of $53.2 million in 2027. Additionally, operating lease obligations total $294,000 through 2028. Quarterly cash dividends of $0.06 per share of common stock were paid in each of the first three quarters of 2026 and 2025, which totaled $14.7 million in each period. We currently expect to continue to pay quarterly cash dividends in the future. The payment of cash dividends in the future, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors. We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months. Based upon anticipated cash flows, existing cash and cash equivalents balances, current borrowing availability and other sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.

In August 2022, we entered into a credit agreement that provides for an unsecured committed credit facility with an aggregate principal amount of $30.0 million. The credit agreement amends, restates and continues in its entirety our previous credit agreement, as amended. In June 2026, the credit agreement was amended to increase the aggregate principal amount to $35.0 million. In August 2026, the credit agreement was amended to increase the aggregate principal amount to $50.0 million and to extend the maturity to August 2031. At September 30, 2026, there was no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit to guarantee settlement of self-insurance claims of $33.2 million and remaining borrowing availability of $16.8 million. At December 31, 2025, there was also no outstanding principal balance on the facility. As of that date, we had outstanding standby letters of credit of $24.1 million on the facility. This facility bears interest at a variable rate based on the Term SOFR Rate. The interest rate for the facility that would apply to outstanding principal balances was 7.0% at September 30, 2026.

Our credit agreement effective in August 2022 prohibits us from paying, in any fiscal year, stock redemptions and dividends in excess of $150 million. The credit agreement also contains restrictive covenants which, among other matters, require us to maintain compliance with cash flow leverage and fixed charge coverage ratios. We were in compliance with all covenants at September 30, 2026 and December 31, 2025.

Other than our obligations for revenue equipment and operating lease expenditures, along with our outstanding standby letters of credit to guarantee settlement of self-insurance claims, which are each mentioned above, we did not have any material off-balance sheet arrangements at September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel. We require substantial amounts of diesel fuel to operate our tractors and power the temperature-control units on our trailers. The price and availability of diesel fuel can vary, and are subject to political, economic and market factors that are beyond our control. Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our fuel consumption in the first nine months of 2025, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $4.8 million. Based upon our fuel consumption in the first nine months of 2026, a 5% increase in the average cost of diesel fuel would have increased our fuel expense by $6.3 million. There were no material quantitative changes in market risk since the first nine months of 2025.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, except for in our Form 10-Q for the quarter ended March 31, 2026.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

Item 6. Exhibits.

Item No.	Item	Method of Filing

10.1	Second Amendment to Credit Agreement, dated as of August 19, 2026, by and among Marten Transport, Ltd., as borrower, the banks party thereto, and U.S. Bank National Association, as agent for the banks	Filed with this Report.

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

101

The following financial information from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the SEC on November 6, 2026, formatted in iXBRL, or Inline eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Stockholders’ Equity, (iv)  Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

Filed with this Report.

104	The cover page from Marten Transport, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in iXBRL, included in Exhibit 101	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTEN TRANSPORT, LTD.

Dated: November 6, 2026	By:	/s/ Randolph L. Marten
Randolph L. Marten
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2026	By:	/s/ James J. Hinnendael
James J. Hinnendael
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)